Form 10-K
period 2003-09-30
GENESIS HEALTHCARE CORP
filed 2004-02-04
CIK 1236736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to________________

Commission File Number 000-50351

Genesis HealthCare Corporation
(Exact name of Registrant as specified in its charter)

Pennsylvania	101 East State Street Kennett Square, PA 19348	20-0023783
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices including zip code)	(I.R.S. Employer Identification Number)

(610) 444-6350
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, par value $.01 per share
Preferred Share Purchase Rights, no par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes         No (1)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or reports incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant is $430,762,885(2). As of January 29, 2004, 19,905,354 shares of the registrant’s common stock were outstanding and 130,129 shares are to be issued in connection with the registrant’s joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)

  Yes         No

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court(3).

  Yes         No

DOCUMENTS INCORPORATED BY REFERENCE

NONE

(1)	The registrant has not been subject to the filing requirements of the above referenced sections for the past 90 days.

(2)
The aggregate market value of the voting and non-voting common stock set forth above equals the number of shares of the registrant’s common stock outstanding, reduced by the number of shares of common stock held by officers, directors and shareholders owning in excess of 10% of the registrant’s common stock, multiplied by the last reported sale price for the registrant’s common stock on January 29, 2004 ($21.50). (The registrant is unable to provide a price for its common stock on the last business day of the most recently completed second fiscal quarter because its common stock did not begin trading until after its December 1, 2003 spin-off from NCI.) The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder of the registrant may or may not be deemed an affiliate of the registrant or that he/she/it is the beneficial owner of the shares reported as being held by him/her/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

(3)
In 2000, prior to the creation of the registrant, a substantial majority of the registrant’s subsidiaries filed for relief under Chapter 11 of the Bankruptcy code and emerged from such proceeding in 2001.

Back to Contents

Back to Contents

Cautionary Statements Regarding Forward-Looking Statements

As used herein, unless the context otherwise requires, all references to “GHC,” “we,” “our,” “us,” and similar terms in this report refer to Genesis HealthCare Corporation together with its subsidiaries. All references to “NCI” in this report refer to NeighborCare, Inc. together with its subsidiaries, formerly known as Genesis Health Ventures, Inc.

Statements made in this report, and in our other public filings and releases, which are not historical facts contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

•	statements contained in “Risk Factors;”

•
statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our combined financial statements, such as sufficient broad-based support for the services we provide to ensure adequate funding, demographic trends and our ability to take advantage of demographic trends, our ability to meet our working capital requirements, debt service, and future cash needs, capital expenditure and lease requirements; the expected changes in and effects of government legislation and regulation on our business; estimates in our pro forma financial data and critical accounting policies, including the adequacy of our allowance for doubtful accounts, any anticipated impact of long-lived asset impairments and our ability to provide for outstanding losses and loss expenses for self-insured programs; incremental costs of being an independent public company; and legal proceedings;

•	statements contained in “Quantitative and Qualitative Disclosures About Market Risk”; and

•
statements contained in “Business” concerning contract renewals, government regulations and the Medicare and Medicaid programs, reimbursement for services provided, demographic trends, strategy, competitive strengths, corporate integrity programs, insurance coverage and insurance reserves, and environmental matters.

The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that these statements are not guarantees of future performance and that actual results and trends in the future may differ materially.

Factors that could cause actual results to differ materially include, but are not limited to the following, which are discussed more fully in “Risk Factors:”

•	the difficulty in evaluating certain of our financial information due to the spin-off and a lack of comparability following our subsidiaries’ emergence from bankruptcy;

•	our lack of operating history as an independent entity and our inability to rely on NCI to provide business diversification and capital resources;

•	the availability of financial and other resources to us as a separate company;

•	the ability to successfully engage in acquisitions and other strategic transactions;

•	federal income tax liabilities and indemnification obligations related to the spin-off;

•	conflicts of interest as a result of continuing relationships with NCI;

•	the ability of NCI, as our single largest supplier of pharmaceutical products and services, to act as a stand-alone entity;

•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid, or the implementation of other measures to reduce the reimbursement for our services;

•	the expiration of enactments providing for additional governmental funding;

•	the impact of federal and state regulations;

•	changes in case mix, payor mix and payment methodologies;

•	further consolidation of managed care organizations and other third-party payors;

•	competition in our businesses;

•	an increase in insurance costs and potential liability for losses not covered by, or in excess of, our insurance;

•	competition for qualified staff in the healthcare industry;

Back to Contents

•	our ability to control operating costs and generate sufficient cash flow to meet operational and financial requirements;

•	our ability, and the ability of our subsidiary guarantors, to fulfill debt obligations;

•	an economic downturn or changes in the laws affecting our business in those markets in which we operate; and

•	acts of God or public authorities, war, civil unrest, terrorism, fire, floods, earthquakes and other matters beyond our control.

In addition to these factors and any risks and uncertainties specifically identified in the text surrounding forward-looking statements, any statements in this report or the reports and other documents filed by us with the SEC that warn of risks or uncertainties associated with future results, events or circumstances also identify factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements.

We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable securities law.

Back to Contents

RISK FACTORS

If any of the following risks and uncertainties develop into actual events, this could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of GHC common stock could decline.

Risk Factors Relating to Establishing Our Company Independently from NCI

We have no history operating as an independent entity.

Neither we nor NCI has an operating history as a separate company. The spin-off may result in some temporary dislocation and inefficiencies to our business operations, as well as the overall management of GHC. In addition, operating GHC independently of NCI may be more expensive, more complicated or more difficult than operating them under the common NCI umbrella.

We will no longer be able to rely on NCI for the diversification of business risk or to provide capital resources.

In the past, the business risk associated with our core operations was mitigated, to some extent, by the operations of NCI’s pharmacy services business. Following the spin-off, we have less financial and other resources than the larger pre-spin-off NCI. Our ability to satisfy our obligations and maintain profitability is solely dependent upon the future performance of our businesses, and we are not able to rely upon the financial and other resources and cash flows of those business lines remaining with NCI. As a result, we are more sensitive to industry-related risks.

Our historical financial information and our pro forma financial information may not be representative of our results as a separate company.

Historically, our operations were conducted as part of the consolidated NCI entity and not as a stand-alone entity. Accordingly, the financial statements included in this report may not reflect the results of operations, financial condition and cash flows that would have been achieved had our company been operated independently during the periods and as of the dates presented.

Costs related to our corporate functions, including legal support, treasury administration, insurance administration, human resource management, internal audit and corporate accounting and income tax administration, which are not directly and solely related to our operations, have been allocated based upon various methodologies deemed reasonable by management. Although our management believes that the methods used to allocate and estimate such expenses are reasonable, there can be no assurance that these actual costs will not be higher, perhaps substantially, after the spin-off.

Furthermore, our historical combined financial statements do not reflect the costs to us of borrowing funds as a stand-alone entity.

Since the substantial majority of our subsidiaries emerged from bankruptcy on October 2, 2001, there is limited operating and financial data available from which to analyze our operating results and cash flows.

Financial information related to our subsidiaries’ operations after their emergence from bankruptcy is limited and therefore it is difficult to compare such post-bankruptcy financial information with that of prior periods. Additionally, this information reflects the results of fresh-start reporting which also make comparison of results of operations and financial condition after our subsidiaries’ emergence from bankruptcy to the results of prior periods difficult. Since our operating and financial data are derived from NCI’s operating and financial data, there is limited operating and financial data available from which to analyze our operating results and cash flows. For additional information, see “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Back to Contents

Our ability to obtain debt financing to support our operations is uncertain.

The long-term care industry is capital-intensive by its nature, with significant investment in real property financed primarily with debt. Additionally, it is largely dependent upon government reimbursements for revenues and operating cash flow to service its debt requirements. Significant changes in reimbursement rates, such as those experienced with the introduction of the prospective payment system for Medicare as well as subsequent modifications to the Medicare payment rates, have negatively impacted our and our industry’s ability to service debt. At times, this has reduced the supply of willing lenders to, and therefore credit capacity for, us and our industry. Consequently, there is no assurance that we will be able to obtain additional financing, when needed, to finance working capital or other investment requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — New Financing Arrangements.”

We are a highly leveraged business after the spin-off, which could limit our ability to borrow in the future and limit our ability to invest our cash flow.

We are a highly leveraged business following the spin-off. In October 2003, in anticipation of the spin-off, we issued senior subordinated notes in an aggregate principal amount of $225.0 million and, in December 2003, we entered into a senior credit facility consisting of a fully drawn $185.0 million term loan and a $75.0 million unfunded revolving credit facility. In addition, we are currently responsible for $46.3 million of existing mortgage and other debt related to certain eldercare properties. As a result, a significant portion of our cash flow will be dedicated to debt service and will be unavailable for investment, capital expenditures or other operating expenses. There is no assurance that future cash flow or financings will be sufficient to service the debt as structured.

After giving effect to spin-off and the new borrowings described above and the use of such funding, at December 31, 2003, we had total debt of $473.1 million, which is expected to mature as follows: $5.6 million in fiscal 2004, $5.8 million in fiscal 2005, $6.1 million in fiscal 2006, $6.5 million in fiscal 2007, $6.3 million in fiscal 2008 and $442.7 million thereafter.

Our ability to engage in financings and acquisitions and other strategic transactions using our equity securities is subject to limitations because of the United States federal income tax requirements for a tax-free distribution.

Current tax law generally creates a presumption that the spin-off would be taxable to NCI (but not to its shareholders) if we engage in, or enter into an agreement to engage in, a transaction that would result in a 50% or greater change (by vote or by value) in our stock ownership during the four-year period beginning on the date that begins two years before December 1, 2003, the distribution date, unless it is established that the transaction is not pursuant to a plan or series of transactions related to the spin-off. Temporary Treasury regulations currently in effect generally provide that whether an acquisition transaction and a distribution are part of a plan is determined based on all of the facts and circumstances, including but not limited to those specific factors listed in the regulations. In addition, the regulations provide several “safe harbors” for acquisition transactions that are not considered to be part of a plan.

Our tax sharing agreement with NCI limits our ability to use GHC common stock for acquisitions and other similar strategic transactions. We will also be subject to several restrictions (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that are designed to preserve the tax-free status of the spin-off. Under the tax sharing agreement, we are required to indemnify NCI against taxes and related losses resulting from actions we take that cause the spin-off to fail to qualify as a tax-free transaction. The amount of any such indemnification payment could be substantial. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions and Events — Distribution Transactions.” These restrictions may prevent us from entering into transactions which might be advantageous to us, such as issuing equity securities to satisfy our financing needs or acquiring businesses or assets by issuing equity securities. Many of our competitors are not subject to similar restrictions and therefore, may have a competitive advantage over us.

Back to Contents

We may be responsible for federal income tax liabilities that relate to the distribution of GHC common stock by NCI.

NCI and we have made certain representations in connection with the private letter ruling and we have agreed to restrictions on certain future actions designed to preserve the tax-free status of the spin-off.

If the spin-off were found to be taxable by reason of any act (or failure to act) described in certain covenants contained in the spin-off documents, any acquisition of our equity securities or assets, or any breach of any of our representations in the spin-off documents or in the private letter ruling request, the spin-off would be taxable to NCI and may be taxable to holders of NCI common stock who received shares of GHC common stock in the spin-off. In such case, we will be required to indemnify NCI against any taxes and related losses. The amount of any such indemnification payment could be substantial. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions and Events — Distribution Transactions.”

We may be required to satisfy certain indemnification obligations to NCI, or may not be able to collect on indemnification rights from NCI.

Under the terms of the separation and distribution agreement, we and NCI have each agreed to indemnify each other from and after the distribution with respect to the indebtedness, liabilities and obligations that are retained by our respective companies. These indemnification obligations could be significant and we cannot presently determine the amount of indemnification obligations for which we will be liable or for which we will seek payment from NCI. Our ability to satisfy these indemnities, if we are called upon to do so, will depend upon our future financial performance. Similarly, NCI’s ability to satisfy any such obligations to us will depend on NCI’s future financial performance. We cannot assure you that we will have the ability to satisfy any substantial indemnification obligations to NCI. We also cannot assure you that if NCI is required to indemnify us for any substantial obligations, NCI will have the ability to satisfy those obligations.

We are subject to agreements with NCI which were negotiated by representatives of each company prior to consummation of the spin-off and which are generally exclusive.

The agreements between us and NCI and its subsidiaries were negotiated by representatives of each company during a period in which GHC was a wholly-owned subsidiary of NCI. The pharmacy services agreement and the Tidewater agreement each have an initial term of ten years; the durable medical equipment agreement has an initial term of five years and the CareCard agreement expires on December 31, 2004. Each of the pharmacy services agreement and the durable medical equipment agreement requires that NeighborCare Pharmacy Services, Inc., a subsidiary of NCI, be the exclusive provider of the products and services to be furnished under such agreements, other than as required by law and certain payor- or resident-specific circumstances. The Tidewater agreement requires us to purchase certain minimum amounts from vendors approved by NCI’s subsidiary; however, we are permitted to be a member of other group purchasing organizations as well. We agreed to enroll all our employees participating in a GHC self-insured health plan in the CareCard Program, an NCI pharmacy benefit management plan. We are eligible for a pricing adjustment during the initial terms of the pharmacy services agreement and the Tidewater agreement upon satisfaction of certain volume levels and will be eligible for a market adjustment after five years of the initial ten-year terms. Pricing under the CareCard agreement and the durable medical equipment agreement is not subject to adjustment during the initial terms. There can be no assurance that we could not have obtained lower rates or better terms from other suppliers.

One of our directors is also a director of NCI.

Our lead director, Robert H. Fish, also serves as a director of NCI. Dual directorship could create, or appear to create, potential conflicts of interest when faced with decisions that could have implications for both NCI and us.

As a result of the spin-off, our management owns NCI common stock.

Certain members of our executive management and some members of our board of directors currently own NCI common stock. The agreements between us and NCI were negotiated by members of our and NCI’s management who own NCI common stock and, upon consummation of the spin-off, own both NCI and GHC common stock. Ownership of NCI common stock by our management and directors could create, or appear to create, potential conflicts of interest for these officers and directors when faced with decisions that could have implications for both NCI and us.

Back to Contents

NCI, our single largest supplier of pharmaceutical products and services, is subject to its own risks as a result of the spin-off and its operation as a stand-alone entity.

NCI is the single largest supplier of pharmaceutical products and services to our skilled nursing and assisted living centers. While there are other qualified pharmacy suppliers, our multi-year contractual arrangement with NCI requires that NCI, through its subsidiary, NeighborCare Pharmacy Services, Inc., be the exclusive provider of pharmaceutical products and supplies, other than as required by law and certain payor- or resident-specific circumstances. After, and as a result of the spin-off, NCI is operating for the first time as an independent public entity. NCI is also exposed to many of the risks outlined herein, including initial operation without the support of the former NCI corporate infrastructure.

Risk Factors Relating to Our Business

Changes in the reimbursement rates or methods of payment from Medicare and Medicaid have adversely affected our revenues and operating margins, and additional changes in Medicare and Medicaid or the implementation of other measures to reduce the reimbursement for our services may further negatively impact us.

Our inpatient services business currently receives nearly 80% of its revenues from Medicare and Medicaid. The healthcare industry is experiencing a strong trend toward cost containment, as the government seeks to impose lower reimbursement and resource utilization group rates, limit the scope of covered services and negotiate reduced payment schedules with providers. These cost containment measures generally have resulted in reduced rates of reimbursement for the services that we provide. Prior reductions in governmental reimbursement rates contributed to our predecessor company’s subsidiaries’ bankruptcy filings under Chapter 11 of the United States Code on June 22, 2000. Additional reductions in reimbursement rates for our services may further negatively impact us, including our ability to satisfy working capital needs.

Changes to Medicare and Medicaid reimbursement programs have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints resulting in an increase in the time period between submission of claims and payment. Further, within the statutory framework of the Medicare and Medicaid programs, a substantial number of areas are subject to administrative rulings and interpretations which may further affect payments. In addition, federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers or other providers.

Healthcare-related legislation has significantly impacted our business, and future legislation and regulations may negatively affect our financial condition and results of operations.

In recent years, Congress has passed a number of federal laws that have effected major changes in the healthcare system, including, without limitation, changes under the Medicare and Medicaid programs. Our business is directly affected by changes in reimbursement rates and methodologies. Several of these changes have had a significant impact on us.

It is not possible to quantify fully the effect of potential legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on our business. Accordingly, there can be no assurance that the impact of any future healthcare legislation will not further adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels equivalent to present levels or will, in the future, be sufficient to cover the costs allocable to residents eligible for reimbursement pursuant to such programs. Our financial condition and results of operations may be affected by the reimbursement process, which is complex and can result in delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

The recent legislation, titled the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the Medicare Modernization Act, passed by Congress on November 25, 2003 and signed by the President on December 8, 2003, may have an impact on institutional services with respect to Medicare coverage and payment incentives. The Medicare Modernization Act constitutes a significant overhaul of the Medicare system, including provisions to provide subsidies to insurers and managed care organizations and establish mechanisms to allow private health care coverage plans to compete with Medicare initially on a pilot basis.

Back to Contents

Because of the recent enactment of the Medicare Modernization Act and its broad scope, we are not in a position to fully assess its impact on our business. The impact of this legislation depends upon a variety of factors, including patient mix. It is not clear at this time whether this new legislation will have an overall negative impact on skilled nursing facilities services. Moreover, the United States Department of Health and Human Services, or DHHS, has not yet promulgated any applicable implementing regulations under the Medicare Modernization Act, as the Medicare Modernization Act requires it to do. The impact of these regulations, when promulgated, is uncertain.

We have described only certain provisions of the Medicare Modernization Act applicable to our business. There may be other provisions of the legislation that may impact our business by decreasing revenues or increasing operational expenses. We can make no assurance as to the effect of these provisions on our business.

Our revenues could be impacted by federal and state changes to Medicaid.

Jointly financed by the federal and state governments, Medicaid is an essential part of the health coverage and financing system nationally and in every state. Combined federal and states’ Medicaid outlays exceed $250 billion annually and account for 16% of total national healthcare expenditures. Medicaid is the principal purchaser for nearly 50% of nursing home services purchased in the United States. Rapidly increasing Medicaid spending combined with slow state revenue growth has led many states to institute measures aimed at controlling spending growth. Historically, these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which we operate, which could result in Medicaid rate adjustments that are below the average inflationary increase in our operating costs. States may be unable to continue to financially support growing Medicaid programs as currently structured. There is no assurance that federal assistance with the funding of these programs will in fact result, or continue.

Specific changes in federal and/or states laws, regulations and/or interpretations have the potential to impact Medicaid funding for the coming year.

The Medicaid program is highly dependent upon levels of federal funding. The federal law extending temporary relief to the states expired June 30, 2003. Addressing concerns that state revenue shortfalls might undermine viable Medicaid programs, Congress enacted and the President signed into law provisions of the Jobs and Growth Tax Relief Reconciliation Act of 2003 providing temporary state fiscal relief. Under that law, the federal Medicaid match was temporarily increased for five quarters. This temporary relief expires June 30, 2004. Unless Congress acts to extend this financial assistance, mid-year states will confront the need to adjust their Medicaid plans and/or to absorb the costs of sustaining the current programs. Medicaid funding is set annually. Most states are just now formulating their fiscal 2005 budgets. It is premature to determine what proposals may be advanced and what the impact of those changes may be on skilled nursing facility services.

Legislation enacted in 2000, entitled the Benefits Improvement and Protection Act, mandates a phase out of intergovernmental transfer transactions by states whereby states inflate the payments to certain public facilities to increase federal matching funds. The reduced federal payments have adversely affected aggregate available funds, thereby requiring states to consider changes in their payment systems. We operate in several of the states that have experienced a contraction of federal matching funds. As an alternative to the intergovernmental transfer (IGT) a number of states have enacted state legislation authorizing a provider assessment. Under current law, if such assessments meet specific regulatory tests, they are eligible for federal matching funds. Before such plans can be implemented, they must be reviewed and approved by the federal agency responsible for Medicaid, the Centers for Medicare and Medicaid Services or CMS. CMS has slowed the processing of a number of the state requests, especially those that require federal waiver authority. Recent developments suggest that CMS is attempting to negotiate with states on the specific provisions of state plans. Thus, it is unclear whether successful efforts to secure state legislative and regulatory approvals of provider assessments will necessarily lead to CMS approvals. It is possible that provider assessments enacted during this fiscal year may need to be altered. It is unclear whether the delayed implementation might cause states to abandon provider assessment initiatives and/or to seek alternative ways to secure budget projections.

With the 1997 repeal of the Boren Amendment, which governed federal payment standards for Medicaid payments to skilled nursing facilities, there can be no assurances that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to skilled nursing facilities or that payments to skilled nursing facilities will be made on a timely basis.

Back to Contents

Our revenues have been adversely affected by expiring Medicare provisions.

A number of provisions of the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act providing additional funding for Medicare participating skilled nursing facilities expired on September 30, 2002, resulting in an approximate 10% reduction in the rates paid to us for providing services to Medicare patients. We refer to the expiration of the additional funding as the “skilled nursing facility Medicare cliff.” Effective October 1, 2002, Medicare rates adjusted for the skilled nursing facility Medicare cliff were increased by a 2.6% annual market basket adjustment. For us, the net impact of these provisions adversely impacted annual revenue and EBITDA in fiscal 2003 by approximately $24.8 million.

The final fiscal year 2004 prospective payment system rules for skilled nursing facilities became effective on October 1, 2003. The final rules enhance the reimbursement rates for fiscal year 2004 by increasing base rates by 6.26% (a 3% increase in the annual update factor and a 3.26% upward adjustment correcting previous forecast errors). These changes are estimated to increase Medicare payment rates per patient day by $19. The final rules also provide for the continuation through fiscal year 2004 of certain payment add-ons that were authorized in the Balanced Budget Refinement Act to compensate for non-therapy ancillaries.

It is not clear whether or to what extent future rate increases will be granted, or whether the payment add-ons authorized in the Balanced Budget Refinement Act will be continued for fiscal 2005. The proposed Presidential Budget for fiscal 2005 continues the costs of these add-ons. It should be noted that any change would require rule-making and would be subject to public comment and review. We are working with the various trade groups preparing data necessary to influence the policy outcome, although no assurance can be made that we will have a positive effect in influencing policy.

Changes in the skilled nursing facility Medicare payment rates could adversely impact the liquidity of our service related business customers, resulting in their inability to pay us, or to pay us in a timely manner for our products and services. This factor, coupled with the adverse impact of skilled nursing facility rate changes to the liquidity of our inpatient services segment, could require us to borrow in order to fund our working capital needs, and in turn, cause us to become more highly leveraged.

The recently enacted Medicare Modernization Act suspended application of the therapy caps. The change was effective December 8, 2003 and continues through calendar year 2005. The therapy caps in place effective September 1, 2003, imposed payment limits to services provided by independent therapists as well as to those provided by outpatient rehabilitation facilities and other forms of rehabilitation agencies. The suspension does not have retroactive impact upon Medicare beneficiaries who exceeded their caps between September 1, 2003 and December 8, 2003. The imposition of the therapy caps between September 1, 2003 and December 8, 2003 may have the effect of reducing annual net revenue and EBITDA in fiscal 2004. Extension of the moratorium removes a significant financial threat to our therapy business for the short term. Previously, we estimated that the therapy caps would reduce our annual net revenues by approximately $18.9 million and EBITDA by approximately $4.9 million. The new law also provides for a 1.5% increase in the therapy fee schedule for each of the next two years through calendar year 2005. No assurances can be made or given that Congress will extend the moratorium on application of the therapy caps beyond 2005.

It is not possible to quantify fully the effect of recent legislation, potential legislative or regulatory changes, the interpretation or administration of such legislation or any other governmental initiatives on our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels equivalent to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Back to Contents

We conduct business in a heavily regulated industry, and changes in regulations and violations of regulations may result in increased costs or sanctions, including loss of licensure and decertification.

Our business is subject to extensive federal, state and, in some cases, local regulation with respect to, among other things, participation in the Medicare and Medicaid programs, licensure and certification of eldercare centers, and reimbursement. For our eldercare centers, these regulations relate, among other things, to the adequacy of physical plant and equipment, qualifications of personnel, standards of care, government reimbursement and operational requirements. Compliance with these regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Because these regulations are amended from time to time and are subject to interpretation, we cannot predict when and to what extent liability may arise. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies including (with respect to inpatient care) fines, restrictions on admission, denial of payment for all or new admissions, the revocation of licensure, decertification, imposition of temporary management or the closure of a facility or site of service.

We are subject to periodic audits by the Medicare and Medicaid programs, which have various rights and remedies against us if they assert that we have overcharged the programs or failed to comply with program requirements. Rights and remedies available to these programs include repayment of any amounts alleged to be overpayments or in violation of program requirements, or making deductions from future amounts due to us. These programs may also impose fines, criminal penalties or program exclusions. Other third-party payor sources also reserve rights to conduct audits and make monetary adjustments in connection with or exclusive of audit activities.

In the ordinary course of our business, and in response to regulatory inquiries, investigations and audits by federal and state agencies, our centers periodically receive statements of deficiencies regarding our Medicare and Medicaid requirements for participation. In response, the nursing center implements a plan of correction. This plan must be acceptable to the regulatory agency. Often, the agency conducts a re-survey to confirm regulatory compliance. In the event that these deficiencies are deemed significant and/or are repeat deficiencies, the regulatory agency may impose remedies.

These actions may adversely affect a provider’s ability to continue to operate, the ability to provide certain services and/or eligibility to participate in the Medicare or Medicaid programs or to receive payments from other payors. Certain of our centers have received notices that, as a result of alleged deficiencies, the federal and/or state agency was taking steps to impose remedies. Additionally, actions taken against one center or service site may subject other centers or service sites under common control or ownership to adverse remedies.

We are also subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce the referral of patients to a particular provider for medical products and services. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in reimbursement programs and/or civil and criminal penalties. Furthermore, some states restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. From time to time, we may seek guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with our practices.

In July 1998, the federal government issued a new initiative to promote the quality of care in nursing homes. Following this pronouncement, it has become more difficult for nursing facilities to maintain licensure and certification. We have experienced and expect to continue to experience increased costs in connection with maintaining our licenses and certifications as well as increased enforcement actions. Failure to provide quality resident care may result in civil and/or criminal fines and penalties.

The operation of our eldercare centers is subject to federal and state laws prohibiting fraud by healthcare providers, including criminal provisions, which prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid, or failing to refund overpayments or improper payments. Violation of these criminal provisions is a felony punishable by imprisonment and/or fines. We may be subject to fines and treble damage claims if we violate the civil provisions that prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment.

Back to Contents

State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Balanced Budget Act expanded the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicaid program. We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud and abuse requirements. While we believe that our business practices are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to change and interpretation. Aggressive anti-fraud actions, however, could have an adverse effect on our financial position, results of operations and cash flows.

We face additional federal requirements that mandate major changes in the transmission and retention of health information. HIPAA was enacted to ensure, first, that employees can retain and at times transfer their health insurance when they change jobs, and second, to simplify healthcare administrative processes. This simplification includes expanded protection of the privacy and security of personal medical data and requires the adoption of standards for the exchange of electronic health information. Among the standards that DHHS has adopted pursuant to the standards for the following: electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy and enforcement. Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, we believe that implementation of this law will result in additional costs. Failure to comply with the HIPAA could result in fines and penalties that could have a material adverse effect on us.

State laws and regulations could affect our ability to grow.

Several states in which we operate our business have adopted certificate of need or similar laws that generally require that a state agency approve certain acquisitions and determine the need for certain bed additions, new services and capital expenditures or other changes exist prior to the acquisition or addition of beds or services, the implementation of other changes or the expenditure of capital. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability to provide the service, to operate the centers, to complete the acquisition, addition or other change, and can also result in the imposition of sanctions or adverse action on the center’s license and adverse reimbursement action. There can be no assurance that we will be able to obtain certificate of need approval for all future projects requiring such approval or that such approvals will be timely.

Possible changes in the case mix of patients as well as payor mix and payment methodologies may significantly affect our profitability.

The sources and amounts of our patient revenues will be determined by a number of factors, including licensed bed capacity and occupancy rates of our centers, the mix of patients and the rates of reimbursement among payors. Likewise, therapy services provided by our rehabilitation therapy services business will vary based upon payor and payment methodologies. Changes in the case mix of the patients as well as payor mix among private pay, Medicare and Medicaid will significantly affect our profitability. Particularly, any significant increase in our Medicaid population could have a material adverse effect on our financial position, results of operations and cash flow, especially if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates.

Further consolidation of managed care organizations and other third-party payors may adversely affect our profits.

Managed care organizations and other third-party payors have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the United States population are increasingly served by a small number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. To the extent that such organizations terminate us as a preferred provider and/or engage our competitors as a preferred or exclusive provider, our business could be materially adversely affected. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures.

Back to Contents

We face intense competition in our business.

The healthcare industry is highly competitive. We compete with a variety of other organizations in providing eldercare services, many of which have greater financial and other resources and may be more established in their respective communities than we are. Competing companies may offer newer or different centers or services than we do and may thereby attract patients or customers who are presently patients, customers or are otherwise receiving our services.

The primary competitive factors in our business include reputation, the cost of services, the quality of clinical services, responsiveness to patient and customer needs, and the ability to provide support in other areas such as third-party reimbursement, information management and patient record-keeping.

An increase in insurance costs may adversely affect our operating cash flow, and we may be liable for losses not covered by or in excess of our insurance.

An increasing trend in malpractice litigation claims, rising costs of eldercare malpractice litigation, losses associated with these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Also, a tightening of the reinsurance market has affected property, auto and excess liability insurance carriers. Accordingly, the costs of all insurance premiums have increased.

This increase in insurance costs has prompted us to exit our otherwise profitable operations in the State of Florida. There is no assurance that liability exposure and the related costs of insurance will not migrate to other states.

We carry property, workers’ compensation insurance, general and professional liability coverage on our behalf and on behalf of our subsidiaries in amounts deemed adequate by management. However, there can be no assurance that any current or future claims will not exceed applicable insurance coverage.

Growth in health insurance premiums in the market have risen 10% to 20% in recent years. Our business is labor intensive, and therefore health insurance costs represent a significant expense for us. In recent years, we have managed the increase in insurance premiums with changes in program offerings and the shift in responsibility for cost increases to the employee. Continuing increases substantially in excess of inflation could have a negative impact on our profitability, as further shifts in responsibility for these cost increases to the employee may not be possible.

In addition, we are self-insured for certain of our workers’ compensation insurance, general and professional liability coverage and health insurance provided to our employees. Accordingly, we are liable for payments to be made under those plans. To the extent claims are greater than estimated, they could adversely affect our financial position, results of operations and cash flows.

We could experience significant increases in our operating costs due to continued intense competition for qualified staff and minimum staffing laws in the healthcare industry.

We and the healthcare industry continue to experience shortages in qualified professional clinical staff. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. As the demand for these services continually exceeds the supply of available and qualified staff, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has increased pressure on our operating margins. Lastly, increased attention to the quality of care provided in skilled nursing facilities has caused several states to mandate and other states to consider mandating minimum staffing laws that further increase the gap between demand for and supply of qualified individuals and lead to higher labor costs. While we have been able to retain the services of an adequate number of qualified personnel to staff our facilities appropriately and maintain our standards of quality care, there can be no assurance that continued shortages will not in the future affect our ability to attract and maintain an adequate staff of qualified healthcare personnel. A lack of qualified personnel at a facility could result in significant increases in labor costs and an increased reliance on expensive temporary nursing agencies at such facility or otherwise adversely affect operations at such facility. Any of these developments could adversely affect our operating results.

Back to Contents

If we are unable to control operating costs and generate sufficient cash flow to meet operational and financial requirements, including servicing our indebtedness, our business operations may be adversely affected.

Cost containment and lower reimbursement levels relative to inflationary increases in cost by third-party payors, including federal and state governments, have had a significant impact on the healthcare industry as a whole and on our cash flows. Our operating margins continue to be under pressure because of continuing regulatory scrutiny and growth in operating expenses, such as labor costs and insurance premiums. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited.

Our ability to make payments on our existing and future debt and to pay our expenses will depend on our ability to generate cash in the future. Our ability to generate cash is subject to various risks and uncertainties, including those disclosed in this section and prevailing economic, regulatory and other conditions beyond our control. We cannot assure you that we will be able to do these things on commercially reasonable terms, if at all. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

The agreements that govern our new financing arrangements contain various covenants that limit our discretion in the operation of our business.

The agreements and instruments that govern our new financing arrangements contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

•	incur more debt;

•	pay dividends, purchase company stock or make other distributions;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	make acquisitions;

•	merge or consolidate; and

•	transfer or sell assets.

Our ability to comply with these covenants is subject to various risks and uncertainties. In addition, events beyond our control could affect our ability to comply with and maintain the financial tests and ratios. Any failure by us to comply with and maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to, and the acceleration of the maturity of, and the termination of the commitments to make further extension of credit under a substantial portion of our debt. If we were unable to repay debt to our senior lenders, these lenders could proceed against the collateral securing that debt. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business in our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.

A significant portion of our business is concentrated in certain markets and the recent economic downturn or changes in the laws affecting our business in those markets could have a material adverse effect on our operating results.

We receive approximately 70% of our inpatient services revenue from operations in Pennsylvania, New Jersey, Massachusetts and Maryland. The economic condition of these markets could affect the ability of our patients and third-party payors to reimburse us for our services through a reduction of disposable household income or the ultimate reduction of the tax base used to generate state funding of their respective Medicaid programs. An economic downturn, or changes in the laws affecting our business in these markets and in surrounding markets, could have a material adverse effect on our financial position, results of operations and cash flows.

We may make acquisitions that could subject us to a number of operating risks.

Although our tax sharing agreement with NCI limits our ability to use GHC common stock for acquisitions and other similar strategic transactions, we anticipate that we may make acquisitions of, investments in, and strategic alliances with complementary businesses utilizing cash or debt financing to enable us to capitalize on our strong position in the geographic markets in which we operate and to expand our businesses geographically. However, implementation of this strategy entails a number of risks, including:

•	inaccurate assessment of undisclosed liabilities;

Back to Contents

•	diversion of management’s attention from our existing operations;

•	difficulties in assimilating the operations of an acquired business or in realizing projected revenue synergies, efficiencies and cost savings; and

•	increase in our indebtedness and a limitation in our ability to access additional capital when needed.

Certain changes may be necessary to integrate the acquired businesses into our operations to assimilate new employees and to implement reporting, monitoring, compliance and forecasting policies and procedures.

Provisions in Pennsylvania law and our corporate documents could delay or prevent a change in control.

As a Pennsylvania corporation, we are governed by the Pennsylvania Business Corporation Law of 1988, as amended, referred to as “Pennsylvania corporation law.” Pennsylvania corporation law provides that the board of directors of a corporation in discharging its duties, including its response to a potential merger or takeover, may consider the effect of any action upon employees, shareholders, suppliers, patients, customers and creditors of the corporation, as well as upon communities in which offices or other establishments of the corporation are located and all other pertinent factors. In addition, under Pennsylvania corporation law, subject to certain exceptions, a business combination between us and a beneficial owner of more than 20% of our common stock may be accomplished only if certain conditions are met.

Our articles of incorporation contain certain provisions that may affect a person’s decision to initiate a takeover of us, including the following provisions:

•	a classified board of directors;

•	a provision confirming that we are subject to the restrictions in the Pennsylvania corporation law on certain business combinations involving us that are not approved by the board of directors; and

•	the authority to issue preferred stock with rights to be designated by the board of directors.

Our articles of incorporation also confirm that we are subject to the provisions of Pennsylvania corporation law that deny our shareholders the right to act by partial written consent without a meeting.

Additionally, our board of directors adopted a shareholder rights plan, which makes it difficult for any person or group to acquire a significant interest in our common stock without advance approval of our board of directors.

The overall effect of the foregoing provisions may be to deter a future tender offer or other offers to acquire us or our shares. Shareholders might view such an offer to be in their best interest if the offer includes a substantial premium over the market price of the common stock at that time. In addition, these provisions may assist our management in retaining its position and place it in a better position to resist changes that the shareholders may want to make if dissatisfied with the conduct of our business.

Back to Contents

PART I

ITEM 1: BUSINESS

General

Genesis HealthCare Corporation was incorporated in May 2003 as a Pennsylvania corporation.

On December 1, 2003, NCI completed the distribution (the “spin-off”) of our common stock. The spin-off was affected by way of a pro-rata tax free distribution of our common stock to holders of NCI’s common stock on December 1, 2003 at a rate of 0.5 shares of our stock for each share of NCI stock owned as of October 15, 2003. NCI received a private letter ruling from the Internal Revenue Service to the effect that, for United States federal income tax purposes, the distribution of our stock qualified as tax free for our shareholders and NCI shareholders, with the exception of cash received for fractional shares. Our common stock began trading publicly on the Nasdaq National Market System on December 2, 2003 under the symbol “GHCI.”

Description of Business

We are one of the largest providers of healthcare and support services to the elderly in the United States. Within our network of geographically concentrated facilities, we offer services focusing on the primary medical, physical and behavioral issues facing the medically complex elderly population.

Our business is comprised of two primary businesses: inpatient services and rehabilitation therapy services. These segments are supported by complementary service capabilities.

Approximately 90% of our net revenues are generated through inpatient services. Our inpatient services business is offered through a network of skilled nursing and assisted living centers primarily located in the eastern United States. Our eldercare centers are concentrated in the states of Pennsylvania, New Jersey, Maryland and Massachusetts. We currently own 128 eldercare facilities, jointly-own 20 eldercare facilities, lease 34 eldercare facilities and manage 35 eldercare facilities. These eldercare facilities consist of 194 skilled nursing facilities and 23 assisted living facilities with 26,502 beds, including two skilled nursing facilities with 404 beds located in the state of Wisconsin that have been identified as held for sale.

Our rehabilitation therapy business provides an extensive range of rehabilitation therapy services to the elderly, including speech pathology, physical therapy and occupational therapy in our eldercare regional market concentrations. These services are provided by approximately 4,200 licensed rehabilitation therapists and assistants employed or contracted by us at substantially all of the eldercare facilities we operate, as well as by contract to third-party healthcare facilities and through our 13 outpatient rehabilitation sites.

Inpatient Services

Our eldercare centers are located in 13 states, and concentrated in three geographic regions: New England Region (Massachusetts/Connecticut/New Hampshire/Vermont/Rhode Island); MidAtlantic Region (Greater Philadelphia/Delaware Valley/New Jersey); and Chesapeake/Allegheny Region (Southern Delaware/ Eastern Shore of Maryland/Baltimore, Maryland/Washington D.C./Virginia/West Virginia/Western Pennsylvania/North Carolina).

Through our physicians, nurses, therapists and other members of our interdisciplinary medical care team, we apply a comprehensive approach to the complex needs facing the elderly, which we believe has resulted in above industry average occupancy levels and an enhanced quality payor mix. For the twelve months ended September 30, 2003, the average occupancy level in our inpatient facilities was approximately 91%, and approximately 28% of our net revenues were from Medicare patients.

We employ physicians, physician assistants and nurse practitioners who are primarily involved in providing medical direction and/or direct patient care. The emphasis on physician leadership is a strength that differentiates us from many other long-term care companies. Our physician executives are administratively and clinically accountable for clinical care and quality improvement. The nursing center medical directors are dually accountable to the administrator and the physician executive. This medical staff structure allows for significant involvement of physicians at all levels of the organization thus ensuring that an emphasis on quality care is maintained. We maintain a corporate quality improvement program to enhance and continuously improve care provided in each center.

Back to Contents

We have established and actively market programs for the elderly and other patients who require more complex levels of medical care. We focus on clinically complex elderly patients who need extensive therapies and treatments to stabilize health problems before returning home or transitioning into a permanent long-term care setting. Over 90% of patients come to our centers directly from an acute hospital stay and have four or more health problems that affect their ability to carry out everyday activities. Half of the elders who enter our centers for post-acute care are discharged within 27 days while the average stay for a long-term care patient is 174 days. Private insurance companies and other third-party payors, including certain state Medicaid programs, have recognized that treating patients requiring complex medical care in centers such as those we operate is a cost-effective alternative to treatment in an acute care hospital. We provide high acuity care at rates that we believe are substantially below the rates typically charged by acute care hospitals for comparable services.

The following table reflects our average number of beds in service and our average occupancy levels for the periods presented. The average beds in service have not been adjusted to exclude discontinued operations; however, the owned and leased facility occupancy data does exclude discontinued operations:

	Years Ended September 30,
	2003	2002	2001

Average Beds in Service:
Owned and Leased Facilities	22,758	24,139	24,783
Managed and Jointly-Owned Facilities	6,320	7,898	9,215
Occupancy Based on Average Beds in Service:
Owned and Leased Facilities	91%	92%	92%
Managed and Jointly-Owned Facilities	92%	91%	88%

The following table reflects the payor mix of inpatient services revenues for the periods presented, and has been adjusted to exclude discontinued operations:

	Years Ended September 30,
	2003	2002	2001

Medicaid	50%	48%	48%
Medicare	28%	29%	27%
Private pay and other	22%	23%	25%

	100%	100%	100%

See “— Revenue Sources” and “— Government Regulation.”

Rehabilitation Therapy

We provide an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy in all of our eldercare regional market concentrations. These services are provided by approximately 4,200 licensed rehabilitation therapists and assistants employed or contracted by us at substantially all of the eldercare centers we operate, as well as by contract to healthcare facilities operated by others and through any one of our 13 certified outpatient rehabilitation agencies.

Other Services

We provide management services to 55 eldercare centers and transitional care units, which are the eldercare centers jointly-owned and/or managed referred to in “— Inpatient Services” above, pursuant to management agreements that provide generally for the day-to-day responsibility for the operation and management of the centers. In turn, we receive management fees, depending on the agreement, computed as an overall fixed fee, a fixed fee per customer, a percentage of net revenues of the center plus an incentive fee, or a percentage of gross revenues of the center with some incentive clauses. The management agreements, including renewal option periods, are scheduled to terminate between 2003 and 2018, 34 of which are scheduled to terminate within the next twelve months. We expect to renew a majority of the terminating contracts.

We also provide an array of other specialty medical services in certain parts of our eldercare network, including portable x-ray and other diagnostic and respiratory health services.

Back to Contents

Our Industry

The aging of the population and increased life expectancies are the primary driving forces behind the growth of the nursing and assisted living facilities market in the United States. According to the United States Census Bureau, in 2000, there were approximately 35 million Americans aged 65 or older, comprising approximately 13% of the total United States population. The number of Americans aged 65 or older is expected to climb to approximately 40 million by 2010 and to approximately 54 million by 2020. There are approximately 16,500 nursing homes with approximately 1.8 million total beds certified to provide Medicare and/or Medicaid services in the United States. On average, approximately 3.5 million people live in nursing homes during the course of a year. We believe that these demographic trends will support a growing demand for the services provided by nursing and assisted living facility operators that deliver the most efficient, responsive, cost-effective and highest quality eldercare services to support a full range of needs and acuity levels.

We believe that these demographic considerations will place increased pressure on healthcare providers to find innovative, efficient means of delivering healthcare services. We also believe that these trends imply that there will be a growing demand for the services provided by nursing and assisted living facility operators that deliver the most efficient, responsive, cost-effective and high quality eldercare services to support a full range of needs.

See “— Revenue Sources.”

Our Strategy

The principal elements of our business strategy are to:

Focus on quality care.      We are focused on qualitative and quantitative clinical performance measures in order to enhance and continuously improve the care provided in our facilities. Among other things, our management is financially incentivized by improvement in clinical performance and we employ physician executives who are administratively and clinically accountable for clinical care and quality improvement.

Focus on operations.      We are focused on the key areas that improve revenues, profits and cash flows. We are continually engaged in various efforts to improve our profitability by focusing on key operational initiatives, including:

•
leveraging our reputation for providing effective clinical outcomes in elderly care and rehabilitation to improve the quality of our payor mix by increasing our census of higher acuity Medicare patients;

•	improving nursing staff scheduling and retention while reducing reliance on overtime compensation and temporary nursing agency services;

•
capitalizing on best demonstrated practices in various areas of cost control, such as purchasing, centralization of certain key administrative processes and leveraging our investments in information technology; and

•	aggressively managing our working capital.

Strengthen our presence in existing markets.      To grow revenues and profitability, we intend to selectively invest in attractive assets within our geographic concentrations, allowing us to leverage existing operations and to achieve greater operating efficiencies. In addition, we will seek opportunities to increase the number of managed eldercare centers within our markets.

Our Competitive Strengths

We believe the following competitive strengths will enable us to continue to improve our profitability and cash flow:

Geographically focused network.      We are regionally focused, and within our markets, we have developed strong referral networks with hospitals and discharge planners. By focusing our operations in specific markets, we have achieved lower operating costs through greater purchasing power, operating efficiencies and economies of scale. We are also able to design and customize our systems and services to meet the specific needs of each of our markets.

High acuity capabilities.      We focus on clinically complex elderly patients who require extensive therapies and treatments to stabilize health problems before returning home or transitioning into a permanent long-term care setting. Over 90% of our patients come to our facilities directly from an acute care hospital and require assistance to perform daily activities. Private insurance companies and other third-party payors have recognized that treating patients requiring complex care in eldercare facilities, such as those operated by us, is a cost-effective alternative to treatment in an acute care hospital.

Back to Contents

High quality eldercare services.      We believe we have a reputation as a leading provider of high quality eldercare services. As a result, we believe we have excellent relationships with hospitals and discharge planners, our primary referral sources. We maintain a corporate compliance program to monitor and collect regulatory compliance data and to enhance and continuously improve the care provided in our facilities.

Significant facility ownership.      We own rather than lease a majority of our eldercare facilities, unlike a number of our competitors. Excluding facilities held for sale and adjusted for the ElderTrust transaction (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions and Events”), we own 127 facilities with 16,088 beds, which represents approximately 78% of the total number of beds we own or lease. We believe that owning properties increases our operating and financial flexibility by enabling us to more directly control our occupancy costs, divest facilities and exit markets at our discretion and refurbish or remodel facilities in order to satisfy market demand.

Admissions and discharge planning.      We have developed a successful model to process admissions through the automated tracking of bed availability and specialty care capacity at each of our facilities. Our model utilizes a multifaceted approach including clinical care coordinators and toll-free phone lines to assist our marketing staff and direct referral sources. As a result of our efforts, we have consistently achieved higher occupancy levels as compared to industry averages. For the twelve month period ended September 30, 2003, our occupancy level was approximately 91% compared to the industry median occupancy level of approximately 88%, as reported in the December 2003 Nursing Facility State Occupancy Rate and Median Facility Occupancy Rate for Certified Beds CMS OSCAR Data Current Surveys issued by the American Health Care Association.

Stable and experienced management team.      While we operate in a healthcare sector which has experienced significant volatility primarily due to a constantly changing reimbursement environment, our management team has remained substantially intact, with many years of operating experience working together. Our management team’s collective experience allows us to effectively address the continuing challenges facing the industry while providing the stability necessary to achieve meaningful operational and financial improvements.

Revenue Sources

We receive revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize our rehabilitation therapy services and other service related businesses.

The sources and amounts of our revenues are determined by a number of factors, including licensed bed capacity and occupancy rates of our eldercare centers, the mix of patients and the rates of reimbursement among payors. Likewise, payment for ancillary medical services, including services provided by our rehabilitation therapy services business, vary based upon the type of payor and payment methodologies. Changes in the case mix of the patients as well as payor mix among Medicare, Medicaid and private pay can significantly affect our profitability.

Medicare and Medicaid

The Health Insurance for Aged and Disabled Act (Title XVIII of the Social Security Act), known as “Medicare,” has made available to nearly every United States citizen 65 years of age and older a broad program of health insurance designed to help the nation’s elderly meet hospital and other healthcare costs. The Medicare program consists of three parts: (i) Medicare Part A, which covers, among other things, inpatient hospital, skilled long-term care, home healthcare and certain other types of healthcare services; (ii) Medicare Part B, which covers physicians’ services, outpatient services and certain items and services provided by medical suppliers; and (iii) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, known as Medicare+Choice or Medicare Part C. Pursuant to the Medicare Modernization Act, the Medicare+Choice program will be subsumed into a new Medicare supplemental product called Medicare Advantage by 2006 and a new Part D benefit is added covering Medicare prescription drugs. Under Medicare Part B, we are entitled to payment for medically necessary therapy services and products that replace a bodily function (i.e., ostomy supplies), home medical equipment and supplies and a limited number of specifically designated prescription drugs.

Medicaid (Title XIX of the Social Security Act) is a federal-state matching program, whereby the federal government, under a needs based formula, matches funds provided by the participating states for medical assistance to “medically indigent” persons. The programs are administered by the applicable state welfare or social service agencies under federal rules. Although Medicaid programs vary from state to state, traditionally they have provided for the payment of certain expenses, up to established limits, at rates determined in accordance with each state’s regulations. For skilled nursing centers, most states pay prospective rates, and have some form of acuity adjustment. In addition to facility based services, most states cover an array of medical ancillary services. Payment methodologies for these services vary based upon state preferences and practices permitted under federal rules.

Back to Contents

State Medicaid programs generally have long-established programs for reimbursement which have been revised and refined over time. Any future changes in such reimbursement programs or in regulations relating thereto, such as reductions in the allowable reimbursement levels or the timing of processing of payments, could adversely affect our business. The annual increase in the federal share could vary from state to state based on a variety of factors. Additionally, any shift from Medicaid to state designated managed care could adversely affect our business.

Medicare and Medicaid are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially affect the timing and/or levels of payments to us for our services.

We are subject to periodic audits by the Medicare and Medicaid programs, which have various rights and remedies against us if they assert that we have overcharged the programs or failed to comply with program requirements. These rights and remedies may include requiring the repayment of any amounts alleged to be overpayments or in violation of program requirements, or making deductions from future amounts due to us. Such programs may also impose fines, criminal penalties or program exclusions. Other third-party payor sources also reserve rights to conduct audits and make monetary adjustments in connection with or inclusive of auditing activities.

Laws Affecting Revenues

Participating skilled nursing facilities are reimbursed under a prospective payment system for inpatient Medicare covered services. The prospective payment system commenced with a facility’s first cost reporting period beginning on or after July 1, 1998. Under the prospective payment system, skilled nursing facilities are paid a predetermined amount per patient, per day or “per diem” based on the anticipated costs of treating patients. The per diem rate is determined by classifying each patient into one of 44 resource utilization groups using the information gathered as a result of each patient’s minimum data set assessment. There is a separate per diem rate for each of the resource utilization group classifications. The per diem rate also covers rehabilitation and non-rehabilitation ancillary services. The law phased in the prospective payment system over a three-year period.

As implemented by the Centers for Medicare and Medicaid Services, the prospective payment system has had an adverse impact on the Medicare revenues of many skilled nursing facilities. There have been three primary problems. First, the base year calculations understate costs. Second, the market basket index used to trend payments forward does not adequately reflect market experience. Third, the resource utilization group case mix allocation is not adequately predictive of the costs of care for patients, and does not equitably allocate funding, especially for non-therapy ancillary services.

Congress has enacted five major laws during the past six years that have significantly altered payment for skilled nursing facilities and medical ancillary services. The Balanced Budget Act, signed into law on August 5, 1997, reduced federal spending on Medicare and Medicaid programs. The Medicare Balanced Budget Refinement Act, enacted in November 1999, addressed a number of the funding difficulties caused by the Balanced Budget Act. The Benefits Improvement and Protection Act, enacted on December 15, 2000, further modified the law and restored additional funding. The Jobs and Growth Tax Reconciliation Act of 2003, enacted on May 28, 2003, provided temporary fiscal relief to states through an increase in federal support. This temporary increase in Federal support has helped stabilize state Medicaid programs. The Medicare Modernization Act created a new Medicare pharmacy benefit, created incentives for greater private competition within Medicare, adjusted coverage and payment terms for a number of providers and reformed the administration of the Medicare benefit. The following is a brief summary of these laws and an overview of the impact of these enactments on us. For a discussion of the effect of laws upon our business, see “Risk Factors–Risks Relating to Our Business.”

In November 1999, the Balanced Budget Refinement Act was passed in Congress. This enactment provided relief for certain reductions in Medicare reimbursement caused by the Balanced Budget Act. For covered skilled nursing facility services furnished on or after April 1, 2000, the Medicare per diem rate was increased by 20% for 15 resource utilization group payment categories, which we refer to as “payment add-ons.” While this provision was initially expected to adjust payment rates for only six months, the Centers for Medicare and Medicaid Services withdrew proposed resource utilization group refinement rules. These payment add-ons will continue until the Centers for Medicare and Medicaid Services completes certain mandated recalculations of current resource utilization group weightings.

On December 15, 2000, Congress passed the Benefits Improvement Protection Act, increasing the nursing component of federal prospective payment system’s rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation also changed the 20% add-on to 3 of the 14 rehabilitation resource utilization group categories to a 6.7% add-on to all 14 rehabilitation resource utilization group categories beginning April 1, 2001. The Medicare Part B consolidated billing provision of the Balance Budget Refinement Act was repealed except for Medicare Part B therapy services and the moratorium on the $1,500 therapy caps was extended through calendar year 2002. These changes had a positive impact on operating results.

Back to Contents

A number of provisions of the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act, providing additional funding for Medicare participating skilled nursing facilities, expired on September 30, 2002 resulting in an approximate 10% reduction in the rates paid to us for providing services to Medicare patients. We refer to the expiration of the additional funding as the “skilled nursing facility Medicare cliff.” Effective October 1, 2002, Medicare rates adjusted for the skilled nursing facility Medicare cliff were increased by a 2.6% annual market basket adjustment. For us, the net impact of these provisions adversely impacted annual revenue and EBITDA in fiscal 2003 by approximately $24.8 million.

The final fiscal year 2004 prospective payment system rules for skilled nursing facilities became effective on October 1, 2003. The final rules enhance the reimbursement rates for fiscal year 2004 by increasing base rates by 6.26% (a 3% increase in the annual update factor and a 3.26% upward adjustment correcting previous forecast errors). These changes are estimated to increase Medicare payment rates per patient day by $19. The final rules also provide for the continuation through fiscal year 2004 of certain payment add-ons that were authorized in the Balanced Budget Refinement Act to compensate for non-therapy ancillaries.

The recently enacted Medicare Modernization Act has had a further effect upon our business. Among other effects, the legislation creates incentives for greater private competition within Medicare, adjusts coverage and payment terms for a number of providers and reforms the administration of the Medicare benefit. The Medicare Modernization Act also suspended application of the therapy caps, as of December 8, 2003 through calendar year 2005. The therapy caps in place effective September 1, 2003, imposed payment limits to services provided by independent therapists as well as to those provided by outpatient rehabilitation facilities and other forms of rehabilitation agencies. The suspension does not have retroactive impact upon Medicare beneficiaries who exceeded their caps between September 1, 2003 and December 8, 2003. The imposition of the therapy caps between September 1, 2003 and December 8, 2003 may have the effect of reducing annual net revenue and EBITDA in fiscal 2004. Extension of the moratorium removes a significant financial threat to our therapy business for the short term. Previously, we estimated that the therapy caps would reduce our annual net revenues by approximately $18.9 million and EBITDA by approximately $4.9 million. The new law also assures at least a positive 1.5% increase in the therapy fee schedule for each of the next two years through calendar year 2005. No assurances can be made or given that Congress will extend the moratorium on application of the therapy caps beyond 2005. Because of the recent enactment of the Medicare Modernization Act and its broad scope, we are not in a position to fully assess its impact on our business. The impact of the legislation depends upon a variety of factors, including patient mix. It is not clear at this time whether this new legislation will have an overall negative impact on institutional services. DHHS has not yet promulgated any final regulations under the Medicare Modernization Act, as the Medicare Modernization Act requires it to do. The impact of these regulations when promulgated is uncertain.

While Congress has, through the Medicare Modernization Act, extended the moratorium on payment caps on Medicare Part B rehabilitation therapy services, the federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

The Balanced Budget Act of 1997 repealed the “Boren Amendment” federal payment standard for payments to Medicaid nursing facilities, effective October 1, 1997. This repeal gave the states greater latitude in setting payment rates for nursing facilities. Budget constraints and other factors have caused some states to reduce Medicaid reimbursement to nursing facilities and states may continue to reduce or delay payments to nursing facilities in the future. The law also granted the states greater flexibility in establishing Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempted institutional care, including nursing facility and institutional pharmacy services, these programs could ultimately change the Medicaid reimbursement system for long-term care. These changes could include changing reimbursement for pharmacy services from fee-for-service, or payment per procedure or service rendered, to a fixed amount per person utilizing managed care negotiated or capitated rates.

The Benefits Improvement and Protection Act of 2000 enacted a phase out of intergovernmental transfer transactions by states whereby states would artificially inflate the payments to certain public facilities to increase federal matching funds. This action may have had the effect of reducing federal support for a number of state Medicaid programs. The reduced federal payments may impact aggregate available funds requiring states to further contain payments to providers. We operate in several of the states that have experienced or will experience a contraction of federal matching funds.

Back to Contents

The recent economic downturn is having a detrimental affect on state revenues in most jurisdictions. Budget shortfalls range from 4% to 5% of outlays upwards to 20% of outlays in a handful of states. Historically these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which we operate. In each of the major states where we provide services, we are working with trade groups, consultants and government officials to responsively address the particular funding issues.

The plight of state governments has helped to elevate issues related to Medicaid onto the national agenda. In May 2003, Congress passed the Jobs and Growth Tax Relief Reconciliation Act of 2003 which provided temporary relief to states by providing a 2.9% temporary increase in the Federal Medicaid Assistance Percentage for five quarters. This assistance is estimated to provide states with an aggregate of $10 billion in Medicaid relief. Unless Congress acts to extend this financial support, the temporary assistance will expire on June 30, 2004.

Late in November 2003, the General Accounting Office released a study examining how nursing home reimbursement has been affected by the fiscal crisis being experienced by a number of states. The report documents that most states have sustained their reimbursement commitments. States have tapped reserves, tobacco settlement monies and other funding strategies including provider assessments to meet their obligations. While the data does not evaluate the adequacy of state Medicaid payments for nursing facility services, the analysis does suggest that under current difficult conditions states are honoring their commitments.

It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on our business and the business of our principal customers. Accordingly, there can be no assurance that the impact of any future healthcare legislation will not further adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels equivalent to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Government Regulation

General

Our business is subject to extensive federal, state and, in some cases, local regulation with respect to, among other things, participation in the Medicare and Medicaid programs, licensure, certification and government reimbursement. For our eldercare centers, these regulations relate, among other things, to the adequacy of physical plant and equipment, qualifications of personnel, standards of care, government reimbursement and operational requirements. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies including fines, restrictions on admission, denial of payment for all or new admissions, the revocation of licensure, decertification, imposition of temporary management or the closure of the facility.

Licensure, Certification and Regulation

Our eldercare centers and healthcare services, to the extent required, are currently licensed under applicable law. Our skilled nursing centers and healthcare services, or practitioners providing the services therein, are certified or approved as providers under one or more of the Medicaid and Medicare programs. Generally, assisted living centers are not eligible to be certified under Medicare or Medicaid. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State and local agencies survey all skilled nursing centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government sponsored third-party payor programs. We believe that our eldercare centers and other sites of service are in substantial compliance with the various Medicare, Medicaid and state regulatory requirements applicable to them. However, in the ordinary course of our business, we receive notices of deficiencies for failure to comply with condition of participation in the Medicare and Medicaid programs. We review such notices and take appropriate corrective action. In these cases, we submit our plan to bring the center into compliance with regulations which must be accepted by the reviewing agency. In some cases, the reviewing federal or state agency may take various adverse actions against a provider, including but not limited to:

•	the imposition of fines;

•	suspension of payments for new or all admissions to the center; and

•	in extreme circumstances, decertification from participation in the Medicare or Medicaid programs and revocation of a center’s or service site’s license.

Back to Contents

These actions may adversely affect a center’s ability to continue to operate, ability to provide certain services, and/or eligibility to participate in the Medicare or Medicaid programs or to receive payments from other payors. Certain of our centers have received notices that, as a result of certain alleged deficiencies, the federal and/or state agency was taking steps to impose remedies. Additionally, actions taken by one center or service site may subject other centers or service sites under common control or ownership to adverse remedies.

All of our skilled nursing centers participate in the Medicare and Medicaid programs. Both initial and continuing qualifications of a skilled nursing center to participate in such programs depend upon many factors including accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls.

Several states in which we operate have adopted certificate of need or similar laws which generally require that a state agency approve certain acquisitions and determine the need for certain bed additions, new services, and capital expenditures. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in:

•	the inability to provide the service;

•	the inability to operate the centers;

•	the inability to complete the acquisition, addition or other change; and

•	the imposition of sanctions or adverse action on the center’s license and adverse reimbursement action.

During recent years several states have passed legislation altering their certificate of need requirements. Virginia is expected to phase out its certificate of need requirement and Maryland is studying a similar action. These changes are not expected to materially alter our business opportunities.

Laws Affecting Billing and Business Practices

We are also subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include:

•
the “anti-kickback” provisions of the federal Medicare and Medicaid programs, which prohibit, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate) directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Penalties may include imprisonment, fines, exclusion from participation in the Medicare and Medicaid programs and loss of license; and

•
the “Stark laws” which prohibit, with limited exceptions, the referral of patients by physicians for certain services, including home health services, physical therapy and occupational therapy, to an entity in which the physician has a financial interest. Penalties may include denial of payment, mandatory refund of prior payment, civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs.

In addition, some states restrict certain business relationships between physicians and other providers of healthcare services. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state, are often complex and have seldom been interpreted by the courts or regulatory agencies. From time to time, we have sought guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with our practices.

Back to Contents

There have also been a number of recent federal and state legislative and regulatory initiatives concerning reimbursement under the Medicare and Medicaid programs. During the past few years, the Department of Health and Human Services has issued a series of voluntary compliance guidelines. These compliance guidelines provide guidance on acceptable practices. Skilled nursing facility services and durable medical equipment, prosthetics, orthotics, supplies, and supplier performance practices have been among the services addressed in these publications. Our Corporate Integrity Program is working to assure that our practices conform to regulatory requirements. The Department of Health and Human Services also issues fraud alerts and advisory opinions. For example, directives concerning double billing, home health services, the provision of medical supplies to nursing facilities, and most recently, contractual joint venture relationships have been released. It is anticipated that areas addressed by these advisories may come under closer scrutiny by the government. While we have reviewed government guidance, we cannot accurately predict the impact of any such initiatives.

Laws Governing Health Information

We face additional federal requirements that mandate major changes in the transmission and retention of health information. The Health Insurance Portability and Accountability Act of 1996 (HIPAA) was enacted to ensure, first, that employees can retain and at times transfer their health insurance when they change jobs, and secondly, to simplify healthcare administrative processes. This simplification includes expanded protection of the privacy and security of personal medical data and requires the adoption of standards for the exchange of electronic health information. Among the standards that the Department of Health and Human Services has or may adopt pursuant to the Health Insurance Portability and Accountability Act are standards for the following: electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy, and enforcement.

Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, we believe that implementation of this law will result in additional costs. We have established a HIPAA task force consisting of clinical, financial and informational services professionals focused on HIPAA compliance.

The Department of Health and Human Services has released three rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule establishes uniform standards for common healthcare transactions, including:

•	healthcare claims information;

•	plan eligibility, referral certification and authorization;

•	claims status;

•	plan enrollment and disenrollment;

•	payment and remittance advice;

•	plan premium payments; and

•	coordination of benefits.

Second, DHHS has released standards relating to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom we disclose information. Third, DHHS has released rules governing the security of health information maintained or transmitted in electronic form.

DHHS finalized the transaction standards on August 17, 2000. DHHS issued the privacy standards on December 28, 2000, and, after certain delays, they became effective on April 14, 2001, with a compliance date of April 14, 2003. On February 20, 2003, DHHS issued final rules governing the security of health information. These rules specify a series of administrative, technical and physical security procedures to assure the confidentiality of electronic protected health information. Affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with HIPAA health information practices provisions include criminal penalties and civil sanctions.

At this time, our management anticipates that we will be able to fully comply with those HIPAA requirements that have been adopted. As part of our Corporate Integrity Program, we will monitor our compliance with HIPAA. Our compliance and privacy officer will be responsible for administering the Corporate Integrity Program which includes HIPAA related compliance. However, our management cannot at this time estimate the cost of compliance, nor can our management estimate the cost of compliance with standards that have not yet been finalized by DHHS.

Back to Contents

It is not possible to fully quantify the effect of recent legislation, potential legislative or regulatory changes, the interpretation or administration of such legislation or any other governmental initiatives on our business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels equivalent to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations may be affected by the reimbursement process, which in our industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Corporate Integrity Program

Our Corporate Integrity Program was developed to assure that we strive to achieve our goal of providing a high level of care and service in a manner consistent with all applicable state and federal laws and regulations and our internal standard of conduct. This program is intended to allow personnel to prevent, detect and resolve any conduct or action that fails to satisfy all applicable laws and our standard of conduct.

We have a corporate compliance officer responsible for administering the Corporate Integrity Program. The corporate compliance officer, with the approval of the chief executive officer or the board of directors, may use any of our resources to evaluate and resolve compliance issues. The corporate compliance officer reports significant compliance issues to the board of directors.

We established the Corporate Integrity Program hotline, which offers a toll-free number available to all of our employees to report compliance issues, including any alleged privacy violations under the Health Insurance Portability and Accountability Act. All calls reporting alleged non-compliance are logged, investigated, addressed and remedied by appropriate company officials.

The corporate integrity subcommittee was established to ensure a mechanism exists for us to monitor compliance issues. The corporate integrity subcommittee members are senior members of the finance, human resources, information systems, legal, clinical practices, internal audit and operations departments.

Periodically, we receive information from the Department of Health and Human Services regarding individuals and providers that are excluded from participation in Medicare, Medicaid and other federal healthcare programs. Providers may include medical directors, attending physicians, vendors, consultants and therapists. On a monthly basis, management compares the information provided by the Department of Health and Human Services to databases containing providers and individuals doing business with us. Any potential matches are investigated and any necessary corrective action is taken to ensure we cease doing business with that provider and/or individual.

Personnel

We employ over 35,000 people. We have 57 facilities that are covered by, or are negotiating, collective bargaining agreements. The agreements expire at various dates through 2006 and cover approximately 4,700 employees. We believe that our relationship with our employees is generally good.

We and our industry continue to experience shortages in qualified professional clinical staff. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. As the demand for these services continually exceeds the supply of available and qualified staff, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has created added pressure on our operating margins. Lastly, increased attention to the quality of care provided in skilled nursing facilities has caused several states to mandate and other states to consider mandating minimum staffing laws that further increase the gap between demand for and supply of qualified individuals and lead to higher labor costs. While we have been able to retain the services of an adequate number of qualified personnel to staff our facilities and sites of service appropriately and maintain our standards of quality care, there can be no assurance that continued shortages will not affect our ability to attract and maintain an adequate staff of qualified healthcare personnel in the future. A lack of qualified personnel at a facility could result in significant increases in labor costs and an increased reliance on expensive temporary nursing agencies at such facility or otherwise adversely affect operations at such facility. Any of these developments could adversely affect our operating results or expansion plans.

Back to Contents

In recognition of the competitive nature of nurse recruitment and retention, we expect to create reward, recognition and professional development programs for nurses. Shared Governance, a structure to support the participation of nurses in the development and implementation of policies, projects and processes which affect their practice has been instituted. Additionally, STEPP (Steps To Excellence in Professional Practice), a clinical advancement program which allows nurses to receive recognition and compensation for clinical expertise, has been implemented.

Marketing

Marketing for eldercare centers is focused at the local level and is conducted primarily by a dedicated regional marketing staff that calls on referral sources such as hospitals, hospital discharge planners, doctors and various community organizations. In addition to those efforts, our marketing objective is to maintain public awareness of our eldercare centers and their capabilities. We take advantage of our regional concentrations in our marketing efforts, where appropriate, through consolidated marketing programs, which benefit more than one center. Toll-free regional phone lines assist the marketing staff and direct referral sources, which speeds admissions by automated tracking of bed availability and specialty care capabilities for each of our centers and all of our affiliated centers.

We market our rehabilitation therapy services and respiratory therapy services through a direct sales force which primarily calls on eldercare centers, hospitals, clinics and home health agencies.

Historically, we operated our core business under the name Genesis ElderCare. Our logos, trademarks and service marks are featured in print advertisements in publications serving the regional markets in which we operate. We are using advertising, including our toll free ElderCare lines, to promote our brand names in trade, professional and business publications and to promote services directly to consumers.

Competition

We compete with a variety of other companies in providing healthcare services. Certain competing organizations have greater financial and other resources and may be more established in their respective communities than we are. Competing companies may offer newer or different centers or services than us and may thereby attract our patients who are either presently residents of our eldercare centers or are otherwise receiving our healthcare services.

We operate eldercare centers in 13 states. In each market, our eldercare centers may compete for patients with rehabilitation hospitals, subacute units of hospitals, skilled or intermediate nursing centers, and personal care or residential centers. Certain of these providers are operated by not-for-profit organizations and similar businesses that can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to us. In competing for patients, a center’s local reputation is of paramount importance. Referrals typically come from acute care hospitals, physicians, religious groups, health maintenance organizations, the patient’s families and friends, and other community organizations.

Members of a patient’s family generally actively participate in the selection of an eldercare center. Competition for medically complex patients is intense among acute care hospitals with long-term care capability, rehabilitation hospitals and other specialty providers and is expected to remain so in the future. Important competitive factors include the reputation in the community, services offered, the appearance of a center, and the cost of services.

We compete in providing other healthcare services with a variety of different companies. Generally, this competition is regional and local in nature. The primary competitive factors in these businesses are similar to those in the inpatient services business and include reputation, the cost of services, the quality of clinical services, responsiveness to patient needs, and the ability to provide support in other areas such as third-party reimbursement, information management and patient record-keeping.

Insurance

We have experienced an adverse effect on our operating cash flow due to an increase in the cost of certain of our insurance programs. Rising costs of eldercare malpractice litigation and losses stemming from these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for skilled nursing facilities. Also, a tightening of the reinsurance market has affected property, auto and excess liability insurance carriers. Accordingly, the costs of all insurance premiums have increased.

This increase in insurance costs has prompted us to exit our otherwise profitable operations in the State of Florida. There is no assurance that liability exposure and the related costs of insurance will not migrate to other states.

Back to Contents

Prior to June 1, 2000, we purchased general and professional liability insurance coverage from various commercial insurers on a first dollar coverage basis. Beginning with the June 1, 2000 policy, we have purchased general and professional liability insurance coverage from a commercial insurer subject to per claim retentions. These retentions are insured by our wholly-owned captive insurance company, Liberty Health Corp., LTD. Liberty Health Corp. is currently insuring our workers’ compensation, auto and general and professional liability insurance retentions.

Workers’ compensation insurance has been maintained as statutorily required, and in certain jurisdictions for certain periods, we have qualified as exempt or self-insured. Most of the commercial insurance purchased is loss sensitive in nature. As a result, we are responsible for adverse loss development.

We provide several health insurance options to our employees, including a self-insured health plan and several fully-insured health maintenance organizations. Growth in health insurance premiums in the market has risen to 10% to 20% in recent years. Our business is a labor intensive business, and therefore health insurance costs represent a significant expense for us. In recent years, we have managed this increase with changes in program offerings and the shift in responsibility for cost increases to the employee. Continuing increases substantially in excess of inflation could have a negative impact on our profitability, as further shifts in responsibility for these cost increases to the employee may not be possible.

We believe that adequate reserves are in place to cover the ultimate liability related to general and professional liability, workers’ compensation and health insurance claims exposure. However, there can be no assurance that any current or future claims will not exceed applicable insurance coverage.

Other

Environmental Matters

We are subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Management does not believe that we will be required to expend any material amounts in order to comply with these laws and regulations or that compliance will materially affect our capital expenditures, results of operations or financial condition.

Reorganization

On June 22, 2000, NCI and certain of its direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code, referred to as the “Bankruptcy Code,” with the United States Bankruptcy Court for the District of Delaware, referred to as the “Bankruptcy Court.” On the same date, NCI’s 43.6% owned affiliate, The Multicare Companies, Inc., and certain of its direct and indirect subsidiaries and certain of its affiliates, referred to as “Multicare,” also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The substantial majority of NCI and Multicare subsidiaries that became our subsidiaries following the spin-off filed for bankruptcy.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions and Events” for a further description of the nature and results of our reorganization and a description of other recent matters impacting our business and results of operations.

See “Risk Factors.”

Available Information

We were initially advised by outside securities counsel that this annual report on Form 10-K was due 90 days after the effective date of our Registration Statement on Form 10, or February 12, 2004; subsequently, outside securities counsel advised us that this annual report on Form 10-K was due December 29, 2003 and we immediately took steps to file this annual report on Form 10-K at the earliest practical date.

Our Internet address is www.GenesisHCC.com. During fiscal 2003, we made available free of charge on www.ghv.com and, as of December 1, 2003, we have made available free of charge on www.GenesisHCC.com our registration statement on Form 10 and current reports on Form 8-K, and will make available free of charge on www.GenesisHCC.com this annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to such registration statement or reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Back to Contents

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

Genesis HealthCare Corporation
101 East State Street
Kennett Square, PA 19348
Attention: Investor Relations
Telephone: (610) 925-2000

Information contained on our website is not part of this annual report on Form 10-K and is not incorporated by reference in this document. Our website is and is only intended to be an inactive textual reference.

Back to Contents

ITEM 2: PROPERTIES

Inpatient Sites of Service

The following table provides information by state as of January 2004 regarding the eldercare centers we owned, leased and managed. Included in the center count are 23 stand-alone assisted living facilities with 2,138 units and 16 skilled nursing facilities with 550 assisted living units.

	Wholly-Owned Centers		Leased Centers		Managed Centers (1)		Total

State	Facilities	Beds	Facilities	Beds	Facilities	Beds	Facilities	Beds

Pennsylvania	32	4,247	8	958	4	705	44	5,910
New Jersey	19	2,714	9	1,678	8	775	36	5,167
Maryland	13	1,613	6	825	12	1,658	31	4,096
Massachusetts	15	2,060	2	250	20	1,242	37	3,552
West Virginia	14	1,306	5	394	4	270	23	1,970
Connecticut	10	1,511	—	—	2	168	12	1,679
New Hampshire	9	886	3	294	1	90	13	1,270
Delaware	5	583	—	—	2	237	7	820
Virginia	3	367	1	240	—	—	4	607
Wisconsin	2	404	—	—	—	—	2	404
Rhode Island	3	373	—	—	—	—	3	373
North Carolina	—	—	—	—	2	340	2	340
Vermont	3	314	—	—	—	—	3	314

Total	128	16,378	34	4,639	55	5,485	217	26,502

(1)
Managed facilities include 20 properties with 2,773 beds that are jointly-owned by us and independent third-parties. Also included in “managed centers” are 16 transitional care units with 412 beds located in hospitals principally in the Commonwealth of Massachusetts.

Included in the total centers listed above are two facilities with 404 beds located in the State of Wisconsin that have been identified as held for sale.

We believe that our physical properties are well maintained and are in a suitable condition for the conduct of our business.

ITEM 3: LEGAL PROCEEDINGS

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 2003.

Back to Contents

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 2, 2003, our common stock began trading on the Nasdaq National Market System under the symbol “GHCI.” Therefore, there was no established public trading market for our common stock during fiscal 2003.

NCI consummated the spin-off on December 1, 2003 by distributing, on a pro rata basis, all of our shares to holders of record of NCI common stock at the close of business on October 15, 2003, the record date for the spin-off. Based on the total number of shares of NCI common stock at the close of business on the record date for the spin-off, each record holder of NCI common stock received 0.5 shares of our common stock (an aggregate of 19,898,104 shares) or cash in lieu of a fractional share of our common stock.

Additionally, immediately after the spin-off, we issued 130,246 shares of our common stock into an escrow account for future delivery to former unsecured claimants of NCI and its subsidiaries that were entitled to receive common equity securities under the terms of the 2001 joint plan of reorganization.

As of January 29, 2004, there were 4,437 shareholders of record of our common stock. We have never declared or paid cash dividends on our common stock. Our ability to pay dividends on our common stock is restricted by our senior credit agreement and senior subordinated notes agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Management does not anticipate the payment of cash dividends on our common stock in the foreseeable future.

See “Executive Compensation — Benefit Plans,” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plans” for disclosure regarding our equity compensation plans.

Back to Contents

ITEM 6: SELECTED FINANCIAL DATA

	Successor Company		Predecessor Company
Years ended September 30,	2003	2002	2001	2000	1999

Statement of Operations Data (1)
(in thousands, except per share data)
Net revenues	$1,403,293	$1,354,025	$1,283,039	$1,254,012	$810,880
Income (loss) from continuing operations	31,173	43,152	141,195	(794,571)	(328,155)
Net income (loss)	11,888	37,551	113,319	(844,185)	(339,296)
Operating Data of Inpatient Services Segment:
Payor Mix
Medicaid	50%	48%	48%	49%	49%
Medicare	28%	29%	27%	24%	23%
Private pay and other	22%	23%	25%	27%	28%
Average owned/leased eldercare center beds (2)	22,758	24,139	24,783	14,286	15,522
Occupancy Percentage	91%	92%	92%	91%	93%
Average managed eldercare center beds (2)	6,320	7,898	9,215	23,779	23,984

	Successor Company			Predecessor Company
As of September 30,	2003	2002	2001	2000	1999

Balance Sheet Data (in thousands)
Working capital	$97,696	$78,473	$41,598	$(173,322)	$71,015
Total assets	1,073,299	1,154,480	1,136,841	1,971,117	1,330,295
Liabilities subject to compromise	—	—	—	1,938,477	—
Long-term debt, including current portion	266,232	326,476	328,157	10,441	1,244,622
Owner’s equity (deficit)	$580,561	$602,764	$572,147	$(487,753)	$(91,534)

(1)	For a discussion of operating results from fiscal 2001 through fiscal 2003, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

The net revenues and income (loss) from continuing operations data for all periods presented are from continuing operations and have been adjusted to exclude discontinued operations. The payor mix and occupancy data have also been adjusted to exclude discontinued operations.

(2)
In connection with the consummation of NCI and our subsidiaries’ 2001 joint plan of reorganization, 10,702 Multicare beds previously classified as “Managed and Jointly-Owned Facilities” were reclassified as “Owned and Leased Facilities.”

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions and Events” for a description of significant transactions.

Back to Contents

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the largest providers of healthcare and support services to the elderly in the United States. Within our network of geographically concentrated facilities, we offer services focusing on the primary medical, physical and behavioral issues facing the medically complex elderly population. We are focused on qualitative and quantitative clinical performance measures in order to enhance and continuously improve the care provided in our facilities. Through our physicians, nurses, therapists and other members of our interdisciplinary medical care team, we apply a comprehensive approach to the complex needs facing the elderly, which we believe has resulted in our above industry average occupancy levels and an enhanced quality payor mix. For the twelve months ended September 30, 2003, the average occupancy level in our inpatient facilities was approximately 91%, and approximately 28% of our net revenues were from Medicare patients.

Approximately 90% of our net revenues are generated through inpatient services. Our inpatient services business is offered through a network of skilled nursing and assisted living centers primarily located in the eastern United States. Our eldercare centers are concentrated in the states of Pennsylvania, New Jersey, Maryland and Massachusetts. We currently own, lease, manage or jointly-own 217 eldercare facilities, consisting of 194 skilled nursing facilities and 23 assisted living facilities with 26,502 beds, including two skilled nursing facilities with 404 beds located in the state of Wisconsin that have been identified as held for sale.

Our rehabilitation therapy business provides an extensive range of rehabilitation therapy services to the elderly, including speech pathology, physical therapy and occupational therapy in our eldercare regional market concentrations. These services are provided by approximately 4,300 licensed rehabilitation therapists and assistants employed or contracted by us at substantially all of the eldercare facilities we operate, as well as by contract to third-party healthcare facilities operated by other providers and through our 14 outpatient rehabilitation agencies. We also provide diagnostic services and respiratory therapy services, the revenues for which are included in other revenues in our segment financial information.

The aging of the population and increased life expectancies are the primary driving forces behind the growth of our businesses. We believe that positive demographic trends imply that there will be a growing demand for the services offered by healthcare providers that deliver the most efficient, responsive, cost effective and high quality eldercare services. We are continually engaged in various efforts to improve our profitability by focusing on key operational initiatives, including: improving the quality of our payor mix, increasing our rate of occupancy, improving nursing staff scheduling and retention, reducing reliance on overtime compensation and temporary nursing agency services, and capitalizing on best demonstrated practices in various areas of cost control. As a result, we believe we will be well positioned to take advantage of the favorable demographic and growth trends in our industry.

Government funded programs, principally Medicaid and Medicare, provide approximately 80% of our revenue. Over the past five years, changes in funding from these government sources has had a significant impact on our cash flows and profitability. Through trade and other organizations, we actively participate in partnership with other healthcare providers to aggressively pursue strategies to minimize any potentially adverse impact of government funding proposals. We believe the continuation of government funding at levels sufficient to profitably operate our business is our greatest financial risk. However, we believe that sufficient broad-based support exists for the specific services we provide to ensure that adequate funding will continue for the foreseeable future.

Labor costs, including salaries, wages and benefits, account for approximately 73% of our total operating expenses. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. In recent years, we and our industry have experienced shortages in qualified professional clinical staff. While we have been able to retain the services of an adequate number of qualified personnel to staff our facilities and sites of services, we have used expensive temporary nursing agency services to supplement staffing, particularly in fiscal 2001 and 2002. In fiscal 2003, we implemented programs to improve staff scheduling and retention, and to reduce reliance on overtime compensation and temporary nursing agency services. Our efforts resulted in a 36% reduction in the cost of temporary nursing agencies. However, if a shortage of nurses or other health care workers occurred in the geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs, without a corresponding increase in the level of government funded reimbursement.

For a description of our material challenges and risks, including an analysis of industry trends and the effect of recent legislation on our operations, see “Risk Factors — Risks Related to Our Business.”

Back to Contents

Certain Transactions and Events

The Spin-Off

Prior to December 1, 2003, our operations were owned by NCI. On December 1, 2003, NCI completed the distribution (the “spin-off”) of our common stock and our common stock began trading publicly on the Nasdaq National Market System on December 2, 2003 under the symbol “GHCI.” Prior to the spin- off, NCI was named Genesis Health Ventures, Inc.

NCI consummated the spin-off on December 1, 2003 by distributing, on a pro rata basis, all of our shares to holders of record of NCI common stock at the close of business on October 15, 2003, the record date for the spin-off. Based on the total number of shares of NCI common stock at the close of business on the record date for the spin-off, each record holder of NCI common stock received 0.5 shares of our common stock (an aggregate of 19,898,104 shares), or cash in lieu of a fractional share of our common stock.

Additionally, immediately after the spin-off, we issued 130,246 shares of our common stock into an escrow account for future delivery to former unsecured claimants of NCI and its subsidiaries that were entitled to receive common equity securities under the terms of the 2001 joint plan of reorganization.

Distribution Transactions

As a result of the spin-off, as of December 1, 2003, we and NCI operate independently of one another. We have agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin-off. In addition, we have agreed to certain mutually beneficial commercial arrangements.

We and NCI have entered into a separation and distribution agreement, a tax sharing agreement, a transition services agreement, a group purchasing agreement, an employee benefits agreement, a pharmacy services agreement, a pharmacy benefit management agreement and a durable medical equipment agreement.

Separation and Distribution Agreement

On October 27, 2003, we and NCI entered into the separation and distribution agreement, which sets forth the agreements between us and NCI with respect to the principal corporate transactions required to consummate the spin-off, and a number of other agreements governing the relationship between us and NCI following the spin-off. Pursuant to the separation and distribution agreement, NCI transferred to us, or caused their subsidiaries to transfer to us, the legal entities comprising the eldercare businesses. We agreed to issue 130,246 common shares into an escrow account for future delivery to NCI’s and its subsidiaries’ former unsecured claimants who are entitled to receive common equity securities under the terms of NCI’s 2001 joint plan of reorganization. We refer to these common shares of ours as the “unsecured claimant shares.” As of January 29, 2004, the most recent date for which information is available, the number of unsecured claimants shares was 130,129.

The separation and distribution agreement generally provides for a full and complete release and discharge as of the date of the consummation of the spin-off of all liabilities existing or arising from all acts and events occurring or failing to occur or alleged to have occurred or to have failed to occur and all conditions existing or alleged to have existed on or before the date of the consummation of the spin-off between or among NCI and its affiliates, on the one hand, and us and our affiliates, on the other hand, including any contractual agreements or arrangements existing or alleged to exist between or among those parties on or before that date.

We have agreed to indemnify, defend and hold harmless NCI and its affiliates, and each of its directors, officers and employees, from and against all liabilities relating to, arising out of or resulting from, generally, any liabilities of the eldercare businesses and the operation of the eldercare businesses at any time before or after the spin-off, any breach by us or our affiliates of the separation and distribution agreement or any of the ancillary agreements entered into in connection therewith, one-half of any liabilities arising out of NCI’s 2001 joint plan of reorganization (other than certain liabilities specifically allocated in the separation and distribution agreement), and specified disclosure liabilities.

NCI has agreed to indemnify, defend and hold harmless us and our affiliates, and each of our directors, officers and employees, from and against all liabilities relating to, arising out of or resulting from, generally, any of NCI’s liabilities, other than liabilities of the eldercare businesses, and the operation of its business other than the eldercare businesses at any time before or after the spin-off, any breach by NCI or its affiliates of the separation and distribution agreement or any of the ancillary agreements entered into in connection therewith, one-half of any liabilities arising out of NCI’s 2001 joint plan of reorganization (other than certain liabilities specifically allocated in the separation and distribution agreement), and specified disclosure liabilities.

Back to Contents

Tax Sharing Agreement

For periods prior to the spin-off, we will be included in NCI’s U.S. federal consolidated income tax group. Our tax liability thus will be included in NCI’s and its subsidiaries’ consolidated federal income tax liability and will be included with NCI or certain of its subsidiaries in consolidated, combined or unitary income tax groups for state and local tax purposes.

NCI will prepare and file the federal consolidated return, and any combined, consolidated or unitary tax returns that include both NCI or one of its subsidiaries and us or one of our subsidiaries and will be responsible for all income taxes and other taxes with respect to such returns. We will prepare and file any tax return required to be filed by us or any of our subsidiaries that does not include NCI or any entity that will be its subsidiary after the spin-off and will be responsible for all income taxes or other taxes with respect to any such tax return. In general, NCI will be responsible for any increase (and will receive the benefit of any decrease) in the income tax of any entity that is or was reflected on a tax return filed by NCI and it will control all audits and administrative matters relating to such tax returns.

We generally may not (i) take or fail to take any action that would cause any representations, information or covenants in the spin-off documents or documents relating to the private letter ruling request to be untrue, (ii) take or fail to take any action that would cause the spin-off to lose its tax-free status, (iii) sell, issue, redeem or otherwise acquire our equity securities for a period of two years following the spin-off, except in certain specified transactions, and (iv) sell or otherwise dispose of a substantial portion of our assets, liquidate, or merge or consolidate with any other person for a period of two years following the spin-off. During that two-year period, we may take certain actions prohibited by the covenants if, for example, NCI obtains a supplemental private letter ruling or an unqualified opinion of counsel to the effect that these actions will not affect the tax-free nature of the spin-off, in each case satisfactory to NCI in its sole and absolute discretion. Notwithstanding the receipt of any such private letter ruling or opinion, we must indemnify NCI for any taxes and related losses resulting from (i) any act or failure to act described in the covenants above, (ii) any acquisition of our equity securities or assets (or equity securities or assets of any member of our group) and (iii) any breach by us or any member of our group of certain representations in the spin-off documents or the documents relating to the private letter ruling.

Transition Services Agreement

The transition services agreement provides for the provision of certain transitional services by us to NCI. The services include the provision of information systems (e.g., access to computer systems that are expected to be owned by us), tax services, investor relations services, corporate compliance services, treasury functions, financial systems and reporting, bankruptcy claims processing and certain additional services identified by the parties. The transition services agreement provides for a term of 18 months. In addition, NCI may extend the transition services agreement for an additional six months with adequate notice. The pricing is based on actual costs incurred by us in rendering the services.

Tidewater Membership Agreement

The Tidewater membership agreement, referred to as the “Tidewater agreement,” provides group purchasing and shared service programs to skilled nursing facilities and assisted living facilities operated by us. Under the Tidewater agreement, we engaged Tidewater, NCI’s wholly-owned group purchasing subsidiary, as an independent group purchasing organization, and Tidewater will grant to us access to its vendor contracts. The initial term of the Tidewater agreement is ten years. We will not make any payments to NCI under the Tidewater agreement. Instead, Tidewater will receive administrative fees from various suppliers. Such fees are based on a percentage of the volume of purchases made by all of Tidewater’s members, including us. We will remain directly responsible to vendors for purchases through the Tidewater agreement. The Tidewater agreement will obligate us to purchase certain minimum amounts; however, we may be a member of other group purchasing organizations. We may earn financial incentives, such as fee sharing, for meeting certain purchasing volumes under the Tidewater agreement.

Employee Benefits Agreement

We and NCI entered into an employee benefits agreement which provides for certain employee compensation, benefit and labor-related matters. In general, after the spin-off, we and NCI are responsible for all obligations and liabilities relating to our respective current and former employees and their dependents and beneficiaries. As of the date of the spin-off, and except with respect to health and welfare plans and flexible benefit plans as set forth below, we ceased participation in any benefit plan or trust under any such plan sponsored or maintained by NCI and NCI ceased participation in any benefit plan or trust under any such plan sponsored or maintained by us. With respect to employees who are transferred to or from us or NCI, both parties will mutually recognize and credit service with the other employer.

Back to Contents

Except as otherwise provided below, all liabilities relating to employee benefits incurred by or on behalf of either company’s employees or their covered dependents on or before the date of the spin-off remain NCI’s liabilities. Liabilities and assets have been transferred from NCI’s retirement plan to a comparable plan established by us. Similarly, liabilities and assets have been transferred from NCI’s union retirement savings plan, the sponsorship of which was assumed by us. Liabilities under NCI’s deferred compensation plan (a non-qualified plan) and assets relating to such plan held in a rabbi trust were transferred to a comparable plan and trust established by us. In the event that we or NCI elect to contribute the full matching amount due to participants covered under each company’s respective plan and entitled to a match at the end of the 2003 plan year, each company will reimburse the other for 50% of the amount contributed with respect to specified employees who are transferred between companies in connection with the spin-off. A similar arrangement applies with respect to bonus amounts due for the 2003 fiscal year. In general, all liabilities relating to workers’ compensation claims incurred by or on behalf of either company’s employees on or before December 1, 2003, the date of the spin-off, will remain liabilities of us.

To avoid the administrative inconvenience and expense that would result from our having to establish separate health and welfare plans and flexible benefit plans for the remainder of the calendar year during which the spin-off occurs, during the period beginning immediately following the spin-off and ending on December 31, 2003, current and former employees of ours remained covered under NCI’s existing health and welfare plans and flexible benefit plans. We have reimbursed NCI for all expenses it incurred as a result of this arrangement. As of January 1, 2004, current and former employees of ours and NCI are covered under their own health insurance plans.

Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services

We and NCI’s subsidiary, NeighborCare Pharmacy Services, Inc., or “NCPS,” entered into a master agreement for pharmacy, pharmacy consulting and related products and services, referred to as the “pharmacy services agreement.” The agreement has an initial term of ten years, plus a renewal term of five years if NCPS matches third-party bids for comparable services. The pharmacy services agreement provides the terms and conditions on which NCPS and its affiliates provides pharmacy, pharmacy consulting and medical supply products and services to all long-term care facilities owned or leased by us and our affiliates.

Each of our eldercare facilities entered into an individual services agreement with NCPS that reflects the terms of the pharmacy services agreement. The individual services agreements govern the terms under which pharmacy, pharmacy consulting and medical supply products and services will be provided to each eldercare facility by NCPS.

Pricing under the pharmacy services agreement is at pre-negotiated prices or formulas consistent with market pricing for the applicable services and are set forth in the individual service agreements. NCPS has the right to adjust prices, other than those that are determined by formula, not more than once per year to account for increases in its costs in providing the services (including inflation). We are eligible for a pricing reduction at specified percentages for certain specified products and services if and so long as the aggregate number of skilled nursing facility beds served by NCPS increases to specified targets over a baseline amount. In addition, we and NCPS will negotiate in good faith to enter into arrangements whereby we will contract directly with certain manufacturers of enteral nutrition products, durable medical equipment and other non-pharmaceutical products historically purchased from NCPS to receive “end user pricing,” and NCPS will distribute enteral nutrition products and durable medical equipment to our facilities for a fee priced at the fair market value of such distribution services. In addition, after five years, pricing may be reset depending upon NCPS’s pricing to its other customers of similar size.

We may terminate the pharmacy services agreement with respect to any facility in connection with a sale of the facility to a third party or the closing of the facility so long as we use our best efforts to persuade the buyer or successor of the facility, if any, to assume the applicable service agreement. This right is limited to five facilities through the first year, 10 facilities through the second year, 20 facilities through the third year, and a maximum of 30 facilities over the 10-year term of the pharmacy services agreement. If the pharmacy services agreement or any individual service agreement is terminated by us, then NCPS will be entitled to recover a specified amount per facility based on the remaining number of months in the term. Each of us and NCPS will indemnify the other against all claims, losses and liabilities arising out of the acts or omissions of the other party in connection with the pharmacy services agreement. The pharmacy services agreement provides that we will not compete with NCPS or solicit NCPS’s employees or customers until 2015 or, if later, two years following termination of the pharmacy services agreement.

Back to Contents

Pharmacy Benefit Management (CareCard) Agreement

We and NCI’s subsidiary, CareCard, Inc., entered into a pharmacy benefit management agreement, referred to as the “CareCard agreement.” The CareCard agreement sets forth the agreements between us and CareCard relating to the provision of services to us by NCI’s “CareCard” business. The term of the CareCard agreement expires on December 31, 2004. Under the CareCard agreement, CareCard provides pharmacy benefit management services to us and access to retail and mail pharmacy services. We agreed to enroll all of our employees participating in our self-insured health plan in the CareCard program. The CareCard agreement may be assigned by either party upon receipt of the written consent of the other (which consent may not be unreasonably withheld, conditioned or delayed), but CareCard may assign its interest without our consent to a provider whose service and/or quality levels are at least comparable to those currently provided by CareCard.

Master Agreement for Specialty Beds and Oxygen Concentrators

The master agreement for specialty beds and oxygen concentrators, referred to as the “durable medical equipment agreement,” sets forth the agreements between us and NCPS relating to the provision of certain equipment and related services to our skilled nursing and assisted living facilities. The durable medical equipment agreement provides for an initial five-year term with one-year automatic renewals (unless terminated upon 90 days’ notice prior to the expiration of the then-current term). Under the durable medical equipment agreement, NCPS agreed to provide our facilities with durable medical equipment (specialty beds and oxygen concentrators), equipment maintenance and warehousing of equipment at prices set forth in the durable medical equipment agreement. The durable medical equipment agreement provides that, except as otherwise required by law, NCPS will be the exclusive provider of specialty beds and oxygen concentrators to the contracting facilities. Either party may assign the agreement upon receipt of the written consent of the other (which consent may not be unreasonably withheld, conditioned or delayed), but NCPS may assign its interest without our consent to a provider whose service and/or quality levels are at least comparable to those currently provided by NCPS.

ElderTrust Transactions

On September 11, 2003, we entered into agreements with ElderTrust, a real estate investment trust from which we leased or subleased 18 of our eldercare facilities and eight of our managed and jointly-owned facilities. The principal terms of the agreements are as follows:

•
we agreed to purchase two skilled nursing facilities having 210 skilled nursing beds and 67 assisted living beds, and three assisted living facilities having 257 beds, for $24.8 million. We previously leased these properties from ElderTrust at an annual cash basis and accrual basis lease cost of $2.4 million and $1.5 million, respectively. As of January 31, 2004, we purchased all of the aforementioned eldercare facilities;

•
we agreed to pay ElderTrust $32.3 million to reduce annual cash basis and accrual basis lease cost associated with nine properties by $6.9 million and $1.2 million, respectively, and acquire options to purchase seven properties currently subleased to us by ElderTrust. On October 29, 2003, we paid ElderTrust $2.3 million to reduce the rents of two of the nine eldercare facilities, and on November 7, 2003 paid ElderTrust the remaining $30.0 million to reduce the rents of the other seven aforementioned eldercare facilities; and

•	ElderTrust was paid $5.0 million upon consummation of the spin-off in exchange for ElderTrust’s consent to the assignment of all remaining leases and guarantees from NCI to us.

On August 13, 2003, we acquired the remaining ownership interest in an unconsolidated joint-venture partnership that operates four skilled nursing facilities with 600 skilled nursing and 125 assisted living beds. Each of the four eldercare centers had been leased to the partnership from ElderTrust. We purchased our joint venture partner’s interest in the unconsolidated partnership for $3.1 million and subsequently purchased one of the four eldercare properties from ElderTrust for $2.6 million. Additionally, we paid ElderTrust $2.5 million to reduce the annual cash basis and accrual basis lease expense of one of the three remaining leased facilities by $0.4 million and $0.2 million, respectively. The lease terms of the three facilities that continue to be leased from ElderTrust were extended from 2010 to 2015.

Back to Contents

Chapter 11 Proceedings

Background

On June 22, 2000, NCI and certain of its direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code, referred to as the “Bankruptcy Code,” with the United States Bankruptcy Court for the District of Delaware, referred to as the “Bankruptcy Court.” On the same date, NCI’s 43.6% owned affiliate, The Multicare Companies, Inc., and certain of its direct and indirect subsidiaries and certain of its affiliates, referred to as “Multicare,” also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The substantial majority of NCI and Multicare subsidiaries that became our subsidiaries following the spin-off filed for bankruptcy.

NCI and Multicare’s financial difficulties were attributed to a number of factors. The federal government made fundamental changes to the reimbursement for medical services provided to individuals. The changes had a significant adverse impact on the healthcare industry as a whole and on NCI’s and Multicare’s cash flows. The federal reimbursement changes exacerbated a long-standing problem of inadequate reimbursement by the states for medical services provided to indigent persons under the various state Medicaid programs. Numerous other factors adversely affected NCI’s and Multicare’s cash flows, including increased labor costs, increased professional liability and other insurance costs, and increased interest rates. As a result of declining governmental reimbursement rates and in the face of rising inflationary costs, NCI and Multicare were too highly leveraged to service their debt, including long-term lease obligations.

On October 2, 2001, NCI and Multicare consummated a joint plan of reorganization under Chapter 11 of the Bankruptcy Code, referred to as the “Chapter 11 proceedings,” pursuant to a September 20, 2001 order entered by the Bankruptcy Court approving the joint plan of reorganization proposed by NCI and Multicare. In general, the 2001 joint plan of reorganization provided for the resolution of all claims against NCI and Multicare as of June 22, 2000 in exchange for new indebtedness, preferred stock, warrants and/or common stock of NCI. In addition, Multicare became NCI’s wholly-owned subsidiary and a new board of directors was constituted.

Fresh-Start Reporting

Upon emergence from Chapter 11 proceedings, NCI and our subsidiaries adopted the principles of fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code,” referred to as “SOP 90-7.” For financial reporting purposes, NCI and our subsidiaries adopted the provisions of fresh-start reporting effective September 30, 2001. In connection with the adoption of fresh-start reporting, a new entity was deemed created for financial reporting purposes, the provisions of the 2001 joint plan of reorganization were implemented, assets and liabilities were adjusted to their estimated fair values and our accumulated owner’s deficit was eliminated.

Our reorganization value, before consideration of post filing current and long term liabilities, was determined with the assistance of financial advisors in reliance upon various valuation methods, including discounted projected cash flow analysis, price/earnings ratios, and other applicable ratios and economic industry information, and through negotiations with the various creditor parties in interest.

Assets Held for Sale and Discontinued Operations

In the normal course of business, we continually evaluate the performance of our operating units, with an emphasis on selling or closing under-performing or non-strategic assets. On September 30, 2001, we adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS 144). Under SFAS 144, discontinued businesses, including assets held for sale, are removed from the results of continuing operations. The results of operations in the current and prior year periods, along with any cost to exit such businesses in the year of discontinuation, are classified as discontinued operations in the combined statements of operations. Businesses sold or closed prior to our adoption of SFAS 144 continue to be reported in the results of continuing operations.

Back to Contents

Since our adoption of SFAS 144, we have classified several businesses as held for sale or closed. An increasing trend in malpractice litigation claims, rising costs of eldercare malpractice litigation, losses associated with these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. These problems are particularly acute in the State of Florida where, because of higher claim amounts, general liability and professional liability costs have become increasingly expensive. This increase in insurance costs prompted us to sell our otherwise profitable operations in the State of Florida during fiscal 2003. Since our inception, we have continued to develop our eldercare network in concentrated geographic markets in the eastern United States. The geographic location of our eldercare centers in the states of Illinois and Wisconsin relative to our strategic geographic markets, combined with the operating performance of those centers, prompted us to identify those assets as held for sale during fiscal 2002. In addition, we identified 13 eldercare centers in other states, one rehabilitation therapy services clinic, two physician services practices and our ambulance business as held for sale or closed due to under-performance.

Interest expense has been allocated to discontinued operations for all periods presented based on allocated debt expected to be repaid in connection with the sale of the assets. The amount of after-tax interest expense allocated to discontinued operations in fiscal 2003, fiscal 2002 and fiscal 2001 was $2.3 million, $3.8 million, and $8.6 million, respectively.

We have separately classified $18.3 million and $46.1 million of carrying value associated with our assets held for sale in our combined balance sheets at September 30, 2003 and 2002, respectively.

The following table sets forth net revenues and the components of loss from discontinued operations for the years ended September 30, 2003, 2002, and 2001 (in thousands):

	Successor Company		Predecessor Company
	Years Ended September30,		Year Ended September 30,
	2003	2002	2001

Net revenues	$143,779	$240,492	$237,840

Net operating loss of discontinued businesses	$(18,792)	$(2,694)	$(27,876)
Loss on discontinuation of businesses	(14,047)	(6,487)	—
Income tax benefit	13,554	3,580	—

Loss from discontinued operations, net of taxes	$(19,285)	$(5,601)	$(27,876)

The loss on discontinuation of businesses includes the write-down of assets to estimated net realizable value.

Other

On January 5, 2004, we acquired our joint venture partner’s interest in two Massachusetts skilled nursing facilities which we previously managed. We previously owned a 50% interest in one facility and a 20% interest in the other; upon completion of the transaction, we own 100% of both facilities. The aggregate consideration consists of $18.4 million in cash and the assumption of debt in the amount of approximately $7.5 million.

Revenue Sources

We receive revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize our rehabilitation therapy services and other service related businesses.

The following table reflects the payor mix of inpatient services revenues for the periods presented, and has been adjusted to exclude discontinued operations:

	Years Ended September 30,
	2003	2002	2001

Medicaid	50%	48%	48%
Medicare	28%	29%	27%
Private pay and other	22%	23%	25%

	100%	100%	100%

Back to Contents

The sources and amounts of our revenues are determined by a number of factors, including licensed bed capacity and occupancy rates of our eldercare centers, the mix of patients and the rates of reimbursement among payors. Likewise, payment for ancillary medical services, including services provided by our rehabilitation therapy services business, vary based upon the type of payor and payment methodologies. Changes in the case mix of the patients as well as payor mix among Medicare, Medicaid and private pay can significantly affect our profitability.

The final fiscal year 2004 prospective payment system rules for skilled nursing facilities became effective on October 1, 2003. The final rules enhance the reimbursement rates for fiscal year 2004 by increasing base rates by 6.26% (a 3% increase in the annual update factor and a 3.26% upward adjustment correcting previous forecast errors). These changes are estimated to increase Medicare payment rates per patient day by $19. The final rules also provide for the continuation through fiscal year 2004 of certain payment add-ons that were authorized in the Balanced Budget Refinement Act to compensate for non-therapy ancillaries.

The recently enacted Medicare Modernization Act suspended application of the therapy caps, as of December 8, 2003 through calendar year 2005. The therapy caps in place effective September 1, 2003, imposed payment limits to services provided by independent therapists as well as to those provided by outpatient rehabilitation facilities and other forms of rehabilitation agencies. The suspension does not have retroactive impact upon Medicare beneficiaries who exceeded their caps between September 1, 2003 and December 8, 2003. The imposition of the therapy caps between September 1, 2003 and December 8, 2003 will have the effect of reducing annual net revenue and EBITDA in our fiscal year 2004. Extension of the moratorium removes a significant financial threat to our therapy business for the short term. Previously, we estimated that the therapy caps would reduce our annual net revenues by approximately $18.9 million and EBITDA by approximately $4.9 million. The new law also assures at least a positive 1.5% increase in the therapy fee schedule for each of the next two years through calendar year 2005. No assurances can be made or given that Congress will extend the moratorium on application of the therapy caps beyond 2005.

The recent economic downturn is having a detrimental effect on state revenues in most jurisdictions. Budget shortfalls range from 4% to 5% of outlays upwards to 20% of outlays in a handful of states. Historically these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which we operate. In each of the major states where we provide services, we are working with trade groups, consultants and government officials to responsively address the particular funding issues.

The plight of state governments has helped to elevate issues related to Medicaid onto the national agenda. Earlier this year, Congress passed temporary relief to states providing a 2.9% temporary increase in the Federal Medicaid Assistance Percentage for five quarters. This assistance is estimated to provide states $10 billion in Medicaid relief.

Late in November 2003, the General Accounting Office released a study examining how nursing home reimbursement has been affected by the fiscal crisis being experienced by a number of states. The report documents that most states have sustained their reimbursement commitments. States have tapped reserves, tobacco settlement monies and other funding strategies including provider assessments to meet their obligations. While the data does not evaluate the adequacy of state Medicaid payments for nursing facility services, the analysis does suggest that under current difficult conditions states are honoring their commitments.

It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on our business and the business of our principal customers. Accordingly, there can be no assurance that the impact of any future healthcare legislation will not further adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels equivalent to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

While Congress has, through the Medicare Modernization Act, extended the moratorium on payment caps on Medicare Part B rehabilitation therapy services, the federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

Back to Contents

Results of Operations

Factors Affecting Comparability of Financial Information

As a consequence of the implementation of fresh-start reporting effective September 30, 2001, the financial information presented in our combined statements of operations and cash flows for the years ended September 30, 2003 and 2002 are generally not comparable to the financial results for the corresponding period in 2001. To highlight the lack of comparability, a solid vertical line separates the pre-emergence financial information from the post-emergence financial information in our accompanying combined financial statements and the notes thereto included elsewhere in this report. Any financial information in this report labeled “predecessor company” refers to periods prior to the adoption of fresh-start reporting, while those labeled “successor company” refer to periods following our subsidiaries’ adoption of fresh-start reporting. The lack of comparability in our accompanying combined financial statements is most apparent in our capital costs (lease, depreciation and amortization, income taxes), as well as with debt restructuring and reorganization costs. Management believes that business segment operating revenues and Adjusted EBITDA of the successor company are generally comparable to those of the predecessor company. See “— Certain Transactions and Events — Chapter 11 Proceedings.”

Financial information for all periods presented has been adjusted to exclude operations identified as either held for sale or closed since our subsidiaries’ adoption of SFAS 144 on September 30, 2001. Properties identified as held for sale or closed prior to our September 30, 2001 adoption of SFAS 144 continue to be reflected in the results from continuing operations. See “— Certain Transactions and Events — Assets Held for Sale and Discontinued Operations.”

Non-GAAP Financial Information

The following discussion includes EBITDA and Adjusted EBITDA which are non-GAAP financial measures. For purposes of SEC Regulation G, a non-GAAP financial measure is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented. In this regard, GAAP refers to generally accepted accounting principles in the United States of America. Pursuant to the requirements of Regulation G, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

Management believes that the presentation of EBITDA and Adjusted EBITDA provides useful information to investors regarding our results of operations because they are useful for trending, analyzing and benchmarking the performance and value of our business. We use EBITDA and Adjusted EBITDA primarily as performance measures and believe that the GAAP financial measure most directly comparable to EBITDA and Adjusted EBITDA is net income (loss). We use EBITDA and Adjusted EBITDA as a measure to assess the relative performance of our eldercare properties and other of our operating businesses, as well as the employees responsible for operating such businesses. EBITDA and Adjusted EBITDA are useful in this regard because they do not include such costs as interest expense, income taxes and depreciation and amortization expense which may vary from business unit to business unit depending upon such factors as the method used to finance the original purchase of the business unit or the tax law in the state that a business unit operates in. By excluding such factors when measuring financial performance, many of which are outside of the control of the employees responsible for operating our business units, management is better able to evaluate operating performance of the business unit and the employees responsible for business unit performance. Consequently, management uses EBITDA and Adjusted EBITDA to determine the extent to which our employees have met performance goals, and therefore may or may not be eligible for incentive compensation awards. We also use EBITDA and Adjusted EBITDA in our annual budget process. We believe EBITDA and Adjusted EBITDA facilitate internal comparisons to historical operating performance of prior periods and external comparisons to competitors’ historical operating performance. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not consider certain material costs necessary to operate our business. These costs include the cost to service our debt, the non-cash depreciation and amortization associated with our long-lived assets, the cost of our federal and state tax obligations, our share of the earnings or losses of our less than 100% owned operations and the operating results of our discontinued businesses. Because EBITDA does not consider these important elements of our cost structure, a user of our financial information who relies on EBITDA as the only measure of our performance could draw an incomplete or misleading conclusion regarding our financial performance. Consequently, a user of our financial information should consider net income (loss) an important measure of our financial performance because it provides the most complete measure of our performance.

Back to Contents

We define EBITDA as earnings from continuing operations before equity in net income (loss) of unconsolidated affiliates, minority interests, interest, taxes, depreciation and amortization. Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. EBITDA does not represent net income (loss), as defined by GAAP.

Adjusted EBITDA is presented to exclude certain expenses and gains related to one-time transactional events or settlements. Specifically, in fiscal 2003, we excluded a net gain recognized in connection with the early extinguishment of a mortgage debt. In addition, in fiscal years 2002 and 2001, we excluded debt restructuring and reorganization costs and gains related to our subsidiaries’ Chapter 11 bankruptcy proceedings.

Adjusted EBITDA is presented because management uses this information in evaluating the continuing operations of our business and believes that this information provides investors a useful insight into our operating results. Management also believes that excluding such expenses and gains properly reflects our ongoing operations and provides better comparability to prior year results.

EBITDA and Adjusted EBITDA should be considered in addition to, not as substitutes for, or superior to, GAAP financial measures or as indicators of operating performance.

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Successor Company		Predecessor Company

	Years ended September 30,		Year ended September 30, 2001
	2003	2002

	(dollars in thousands)
Net income	$11,888	$37,551	$113,319
Add back:
Loss from discontinued operations, net of taxes	19,285	5,601	27,876
Equity in (net income) loss of unconsolidated affiliates	(794)	(1,196)	10,228
Minority interests	307	242	—
Income tax expense	12,335	26,978	—
Interest expense	17,579	17,128	103,122
Depreciation and amortization expense	39,626	37,213	65,015

EBITDA	$100,226	$123,517	$319,560
Gain on early extinguishment of debt (1)	(1,123)
Debt restructuring and reorganization costs and net (gain) on debt discharge (2)	—	3,175	(283,211)

EBITDA – as adjusted	$99,103	$126,692	$36,349

(1)
The gain on early extinguishment of debt is the result of a negotiated discount on a mortgage loan liquidated by us at the request of the mortgage lender. We excluded this gain on early extinguishment of debt from the calculation of Adjusted EBITDA because management does not view such a gain as likely to occur in the foreseeable future, nor have we encountered a similar transaction in recent years. While we often may be interested in extinguishing certain of our mortgage loans by refinancing such loans with senior credit facility borrowings at more favorable rates of interest, because most of these mortgage loans require expensive prepayment penalties, it often is not economically feasible for us to do so. To have a mortgage lender approach GHC to extinguish mortgage debt so that we are able to negotiate favorable extinguishment terms is deemed by management to be an unusual event that is reasonably unlikely to occur within the next two years.

(2)
The debt restructuring and reorganization costs and net (gain) on debt discharge represents expenses and gains specific to our subsidiaries’ Chapter 11 bankruptcy proceedings. Prior to 2000, our subsidiaries were not involved in a Chapter 11 proceeding, and the Chapter 11 bankruptcy proceedings are deemed by management to be an unusual event that is reasonably unlikely to occur within the next two years.

Back to Contents

Fiscal 2003 Compared to Fiscal 2002

Fiscal 2003 revenues were $1,403.3 million, an increase of $49.3 million, or 3.6%, over the same period in the prior year. Of this growth, inpatient services revenue increased by $28.2 million, external rehabilitation therapy services revenue grew $32.2 million and other businesses revenue declined $11.1 million. The $28.2 million of revenue growth in our inpatient services segment is attributed to a combination of fluctuations in payor rates, occupancy and payor mix, as well as acquisitions. Our average rate per patient day in the current fiscal year was $188 compared to $184 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by increased average Medicaid rates ($148 in 2003 versus $138 in 2002), offset by a decline in our average Medicare rate per patient day ($314 in 2003 versus $340 in 2002) due to the $24.8 million net impact of the October 1, 2002 skilled nursing facility Medicare cliff. Approximately $10.0 million of the inpatient services revenue increase resulted from the revenues of four eldercare centers acquired in July 2003. Such increases were offset by a decrease in revenue of $7.8 million resulting from an overall decrease in occupancy, partially mitigated by $2.5 million of increased revenues primarily due to a favorable shift in payor mix. The favorable shift in payor mix resulted from Medicare census representing 0.8% more of total census in 2003 than in 2002. Total patient days increased 7,983 to 6,545,759 in the current fiscal year compared to 6,537,776 for the same period in the prior year. Of this increase, 59,042 patient days are attributed to the aforementioned four eldercare centers acquired in July 2003, offset by decreased operating census of 51,059 patient days as the result of a decline in overall occupancy. Our occupancy was 91% and 92% in 2003 and 2002, respectively. The $32.2 million increase in our external rehabilitation therapy services revenue is attributed to the net addition of 85 new customers, which contributed an additional $21.3 million of revenues with the remaining $10.9 million of revenue growth attributed to increased sales volume with existing customers. Management’s decision to curtail the operations of our hospitality business led to a $7.1 million decline in other business revenue, with the balance of the decline in other business revenue resulting from reduced revenue in our other non-core business lines.

For the current fiscal year, net income declined $25.7 million to $11.9 million from $37.6 million in the same period in the prior year. Of this decline, $13.7 million is attributed to the after-tax losses of discontinued operations further discussed below, $24.8 million is attributed to the impact of reduced Medicare reimbursement due to the skilled nursing facility Medicare cliff, and $2.4 million is attributed to increased depreciation and amortization expense further discussed below. These events, which had a negative impact on net income, were offset by reduced utilization of higher cost nursing agencies used to supplement our employed labor, higher reimbursement rates from non-Medicare payor sources, a $3.2 million reduction in debt restructuring and reorganization costs further discussed below and reduced income tax expense as a result of our overall lower profitability and the recognition of $4.4 million in tax credits in the current fiscal year due to a change in U.S. tax law.

For the current fiscal year, Adjusted EBITDA was $99.1 million compared with $126.7 million in the prior year. Reduced Adjusted EBITDA in the current fiscal year reflects the $24.8 million negative impact of the skilled nursing facility Medicare cliff, $2.0 million of increased general and administrative costs, offset by $2.5 million of EBITDA growth generated by our rehabilitation therapy services business. The increase in general and administrative cost increases is attributed to adverse claims development in our self-insured general and professional liability and workers’ compensation programs, offset by reduced corporate overhead costs as a result of a reduction in force.

Capital Costs and Other

Depreciation and amortization expense increased $2.4 million to $39.6 million in the current fiscal year compared to $37.2 million for the same period in the prior year. The increase is attributed to incremental depreciation expense on capital expenditures made since the prior year in excess of fixed asset retirements, as well as incremental amortization on certain identifiable intangible assets acquired in fiscal 2003 in connection with the purchase of a rehabilitation therapy services business.

Interest expense was relatively unchanged with a $0.5 million, or 2.6%, increase in the current fiscal year to $17.6 million, compared to $17.1 million for the same period in the prior year, principally due to a higher weighted average borrowing rate resulting from the incremental costs of derivative financial instruments entered into in the fourth quarter of fiscal 2002, offset by reduced interest as a result of having lower levels of indebtedness in fiscal 2003.

Debt restructuring and reorganization costs were $3.2 million in fiscal 2002 as a result of the recognition of approximately $1.5 million of reorganization costs for post confirmation liabilities payable to the United States Trustee related to the Chapter 11 proceedings, as well as recording debt restructuring and reorganization costs resulting from a settlement reached with a lender of a pre-petition mortgage obligation for an amount that exceeded the estimated loan value established in the September 30, 2001 fresh-start balance sheet by approximately $1.7 million. The Company did not incur any debt restructuring and reorganization costs in fiscal 2003.

Back to Contents

Income tax expense in fiscal 2003 and fiscal 2002 is estimated using an effective tax rate of 39%, offset by tax credits of $4.4 million realized in the current fiscal year pursuant to the Job Creation and Worker Assistance Act of 2002.

Loss from discontinued operations, net of taxes, was $19.3 million in the current fiscal year and $5.6 million in the prior fiscal year. The change is due in part to an $8.2 million (after-tax) write-down of assets classified as discontinued in the current fiscal year compared to $4.0 million (after-tax) recorded in the prior fiscal year, combined with the relative results of operations of those businesses identified as discontinued operations. The deterioration in the operating results of our discontinued businesses is attributed to the impact of the skilled nursing facility Medicare cliff on such operations and adverse self-insured professional liability claims development associated with our discontinued Florida properties. See “— Certain Transactions and Events — Assets Held For Sale and Discontinued Operations.”

Fiscal 2002 Compared to Fiscal 2001

Fiscal 2002 revenues were $1,354.0 million, an increase of $71.0 million or 5.5% over the same period in the prior year. Of this growth, inpatient services revenue increased by $64.8 million, external rehabilitation therapy services revenue grew by $15.3 million and all other business lines declined by $9.1 million. The growth in inpatient services revenue is principally attributed to increased payment rates. Our average rate per patient day was $184 in fiscal 2002 versus $171 in fiscal 2001. This increase in average rate per patient day was principally driven by the positive impact of the full year effect of the April 2001 implementation of the Benefits Improvement and Protection Act on our average Medicare rate per patient day ($340 in 2002 versus $327 in 2001), as well as a higher average Medicaid rate ($138 in 2002 versus $128 in 2001). The growth in our rehabilitation therapy services revenue is primarily attributed to the addition of 124 contracts with new customers which contributed $9.9 million, with the remaining $5.4 million increase due to higher Medicare Part B rates in January 2002 and higher volume with existing customers. The $9.1 million decline in revenue of our other businesses is attributed to the loss of facility management contracts in the amount of $2.8 million and a general decline in our other non-core business lines, principally hospitality services, as a result of management’s decision to curtail the operations of our hospitality services business.

Fiscal 2002 net income was $37.6 million versus net income of $113.3 million in the same period in the prior year. As described above, these periods at the net income level are not comparable as a result of our subsidiaries’ emergence from bankruptcy and the impact of the adoption of fresh-start reporting effective September 30, 2001. Generally, we believe that Adjusted EBITDA of the successor company and predecessor company are comparable and, consequently, much of the discussion that follows references Adjusted EBITDA, followed by a discussion of capital costs and other.

Fiscal 2002 Adjusted EBITDA was $126.7 million compared with $36.3 million in the prior year. Adjusted EBITDA in fiscal 2001 was reduced $73.6 million as a result of provisions recorded to recognize the following expenses:

•
$27.4 million to reserve for uncollectible receivables due from certain affiliated businesses in light of the adverse impact of the Medicare prospective payment system on their liquidity and profitability;

•
$20.4 million of additional allowances for doubtful trade accounts receivable following our re-evaluation of our uncollected accounts triggered by deteriorations in the aging of certain categories of receivables. We believe that such deteriorations were due to several prolonged negative factors related to the operational effects of our subsidiaries’ Chapter 11 proceedings, such as personnel shortages and the time demands required in normalizing relations with vendors and addressing a multitude of bankruptcy issues;

•	$12.3 million of additional reserves for self-insured programs as a result of adverse claims development;

•	$13.0 million of other expenses, principally related to contract and litigation settlements; and

•	$0.5 million net loss on the sale of eldercare properties.

The Adjusted EBITDA of our inpatient services and rehabilitation therapy services segments grew $24.9 million and $3.7 million, respectively. The Adjusted EBITDA of all other businesses and our corporate functions declined $10.4 million. The growth in Adjusted EBITDA of our inpatient services segment is attributed to the positive impact of the full year effect of the April 2001 implementation of the Benefits Improvement and Protection Act and reduced lease expense following the discharge of a lease financing facility upon emergence from our Chapter 11 proceedings. The growth in Adjusted EBITDA of our rehabilitation therapy services segment is attributed to higher volume with existing customers and growth in contracts with new customers. The decline in Adjusted EBITDA of our other businesses and corporate functions is attributed to the loss of facility management contracts, higher bad debt expense in our hospitality services business and an increase in corporate overhead costs principally due to inflationary cost increases.

Back to Contents

Capital Costs and Other

Depreciation and amortization expense decreased $27.8 million to $37.2 million in fiscal 2002 compared to $65.0 million in fiscal 2001. The decrease was primarily caused by the impact of fresh-start reporting on the carrying value of our property and equipment, and goodwill, which were written-down to their estimated fair values as of September 30, 2001. This write-down resulted in less long-lived asset depreciation and amortization expense in fiscal 2002. In fresh-start reporting, we wrote-off $480.3 million of our previously carried goodwill, which in fiscal 2001, prior to our September 30, 2001 adoption of an accounting pronouncement which no longer requires the amortization of goodwill, had amortization expense of $14.3 million.

Interest expense decreased $86.0 million to $17.1 million in fiscal 2002 compared to $103.1 million for the same period in the prior year. This decrease is attributed to the overall reduction in our debt levels following our emergence from bankruptcy in addition to a lower weighted average borrowing rate.

During fiscal 2002, we recorded $3.2 million of debt restructuring and reorganization costs of which $1.5 million related to post-confirmation liabilities payable to the United States Trustee related to the Chapter 11 proceedings. The remaining $1.7 million represents a post confirmation charge resulting from a settlement reached with the lender of a pre-petition mortgage obligation for an amount that exceeded the estimated loan value established in fresh-start reporting at September 30, 2001. During fiscal 2001, we recorded a net gain of $283.2 million for debt restructuring and reorganization matters. We recorded a gain of $1.0 billion representing the discharge of our liabilities subject to compromise in accordance with the 2001 joint plan of reorganization. We also recognized legal, bank, accounting and other costs of $40.9 million; $10.8 million for certain bankruptcy related salary and benefit costs, principally for a court approved special recognition program; $3.7 million of costs associated with the divestiture of certain businesses; and fresh-start valuation adjustments of $672.7 million. Fresh-start valuation adjustments were recorded pursuant to the provisions of SOP 90-7, which require entities to record their assets and their liabilities at estimated fair values. The fresh-start valuation adjustment as described relates only to continuing operations and is principally the result of the elimination of predecessor company goodwill and the revaluation of property and equipment to estimated fair values.

Income tax expense in fiscal 2002 of $27.0 million is estimated using an effective tax rate of 39%. We did not record any income tax expense in fiscal 2001 due to our taxable losses.

In fiscal 2002, equity in net income of unconsolidated affiliates was $1.2 million compared to equity in net loss of unconsolidated affiliates of $10.2 million for the same period in the prior year, which was attributed to changes in the earnings/losses reported by our unconsolidated affiliates. The less favorable operating performance of our unconsolidated affiliates in fiscal 2001 is attributed to certain asset impairment charges recorded by our affiliates in that year.

Fiscal 2002 losses from discontinued operations decreased $22.3 million to $5.6 million from $27.9 million for the same period in the prior year. The decrease in losses from discontinued operations in fiscal 2002 compared to the same period in the prior year is principally due to the level of fixed asset write- downs to fair value in the 2001 period incurred by the discontinued businesses in connection with their adoption of fresh-start reporting. See “— Certain Transactions and Events — Assets Held For Sale and Discontinued Operations.”

Liquidity and Capital Resources

Working Capital and Cash Flows

Reference to our combined balance sheets and combined statements of cash flows will facilitate understanding of the discussion that follows.

Prior to the spin-off, substantially all of our cash accounts were linked to NCI’s centralized cash management system. Accordingly, substantially all of the cash generated from operations prior to the spin-off was transferred to NCI. The net effect of these cash transfers has been reflected in the “NCI’s Equity in GHC” account as shown in the equity section of our combined balance sheets. A majority of the cash and equivalents reported in our combined balance sheets represent petty cash, restricted patient trust cash, and cash balances held in accounts that are restricted as to their use under several loan agreements specific to certain of our eldercare centers.

Back to Contents

Our operating cash flow is used to finance trade accounts receivable, fund capital expenditures, service our indebtedness and make selective acquisitions. Financing trade accounts receivable is necessary because, on average, the customers and payors for our services do not pay us as quickly as we pay our vendors and employees for their services. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in computer hardware and software. In order to maintain our physical properties in a suitable condition to conduct our business and meet regulatory requirements, we expect for the foreseeable future to incur capital expenditure costs at levels at or above those in fiscal 2003, or approximately $35 million. Following the spin-off, we are highly leveraged and, consequently, a significant portion of our operating cash flow will be used to meet our debt service requirements. Specifically, on an annualized basis in fiscal 2004, we expect to pay approximately $37.9 million to satisfy scheduled principal and interest payments under our post spin-off debt obligations, not including payments that may be required under the excess cash flow recapture requirements of our new senior credit facility. See “New Financing Arrangements” below. Our cash flow from operations before debt restructuring and reorganization costs in fiscal 2003 and fiscal 2002 were $69.3 million and $132.3 million, respectively. The decline in our operating cash flow is principally attributed to the impact of the skilled nursing facility Medicare cliff, increased losses of our discontinued operations and the timing of payments to vendors and employees.

We believe that the net cash provided by our operating activities, supplemented as necessary with borrowings available under our new financing arrangements described below will provide sufficient resources to meet our working capital requirements, debt service and other cash needs over the next year.

At September 30, 2003, we had restricted investments in marketable securities of $90.6 million, which are held by Liberty Health Corp., LTD., our wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by Liberty Health Corp. are restricted by statutory capital requirements in Bermuda. Liberty Health Corp. is required by its insurance license to maintain equity greater than a minimum statutory amount. As of September 30, 2003, Liberty Health Corp.’s equity exceeded the minimum statutory requirement. Liberty Health Corp. is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of its relevant liabilities. Relevant assets include cash and equivalents, investments in marketable securities, and certain other current assets. Relevant liabilities are total outstanding loss reserves and certain other liabilities. At September 30, 2003, Liberty Health Corp. met the statutory liquidity ratio. In addition, certain of these investments are pledged as security for letters of credit issued by Liberty Health Corp. As a result of such restrictions and encumbrances, we and Liberty Health Corp. are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

Cash activities from net investing transactions for fiscal 2003 were a source of cash of $12.2 million. The source of cash from investing activities generated for fiscal 2003 includes $55.1 million of proceeds received from the sale of eldercare centers, offset by a use of cash of $30.5 million for capital expenditures, a $4.2 million net use of cash to purchase restricted investments in marketable securities to fund our self-insured programs and a use of cash of $11.2 million related to the acquisition of a rehabilitation therapy services company and two eldercare facilities. We do not expect to receive significant proceeds in fiscal 2004 from asset sales.

In fiscal 2003, we incurred $29.1 million of lease obligation costs and expect in fiscal 2004 to incur lease costs approximating those for fiscal 2003. In fiscal 2003, our lease expense was reduced $4.7 million in connection with the amortization of net unfavorable lease liabilities established in fresh-start reporting. Consequently, our cash basis lease cost in fiscal 2003 was $33.9 million.

Included in our combined financial statements is an allocated portion of NCI’s debt issued in connection with the Chapter 11 proceedings of NCI in 2001, which we previously guaranteed. For the purpose of preparing the carve-out financial statements at September 30, 2001, our allocation of this guaranteed debt was based upon the level of debt estimated to be attributed to the operations of GHC upon emergence from bankruptcy. This allocation is consistent with the capital structure agreed to by our creditors and the bankruptcy court. Specifically, the initial debt allocation equals three times fiscal 2001 Adjusted EBITDA, as adjusted. Adjusted EBITDA, as adjusted, is calculated by subtracting from revenue all operating expenses and lease expense before certain charges described in our results of operations discussion comparing fiscal 2002 to fiscal 2001. The allocated portion of this guaranteed debt in periods subsequent to September 30, 2001 includes the effect of subsequent financing activities attributed to our operations. At September 30, 2003, we guaranteed approximately $555.2 million of NCI’s senior debt, of which $219.9 million had been allocated to us for purposes of preparing our carve-out financial statements. Following the spin-off, we and our subsidiaries ceased to be guarantors of NCI senior debt and the NCI senior debt was repaid.

Back to Contents

New Financing Arrangements

In connection with the spin-off, both we and NCI entered into new financing arrangements in an effort to extinguish all senior secured joint and several debt and to separately provide adequate capital to both organizations.

In October 2003, we issued 8% senior subordinated notes in an aggregate principal amount of $225.0 million, with a term of ten years. On December 1, 2003, we entered into a senior credit facility that provides for a term loan of approximately $185.0 million, which was fully drawn at the consummation of the spin-off, and a revolving credit facility of $75.0 million, none of which was drawn at the consummation of the spin-off. The term loan has a seven year term and amortizes one percent per year through year six. The revolving credit facility has a five year term. Of the $410.0 million of borrowings under the new financing arrangements, we retained $49.1 million to fund working capital and other requirements, expended approximately $10.0 million for financing related fees, and transferred $350.9 million to NCI, which used the funds to repay existing indebtedness of NCI. Our new senior credit facility includes an excess cash flow recapture requirement that may increase the required principal payments above contractual minimum amounts each year depending on a defined formula in the senior credit agreement. The term loan portion of our new senior credit facility has a rate of interest of LIBOR plus 2.75% or a base rate plus an applicable margin. The revolving portion of our new senior credit facility has a rate of interest of LIBOR plus 3.00% or a base rate plus an applicable margin on any borrowings thereunder, and a commitment fee on the revolving portion of 0.50% on any unused commitment.

The agreements and instruments governing our new financing arrangements contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

•	incur more debt;

•	pay dividends, purchase company stock or make other distributions;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	make acquisitions;

•	merge or consolidate; and

•	transfer or sell assets.

Our new financing arrangements require us to maintain compliance with certain financial and non-financial covenants, including minimum EBITDAR (earnings before interest, tax, depreciation, amortization and rents), limitations on capital expenditures, maximum leverage ratios, minimum fixed charge coverage ratios and minimum net worth.

Under the terms of our senior subordinated notes, the notes are not redeemable until on or after October 15, 2008. We may, however, use the net proceeds from one or more equity offerings to redeem up to 35% of the aggregate principal amount of the notes issued on or before October 15, 2006 at 108.0% of the principal amount, plus accrued and unpaid interest to the redemption date, subject to the terms of the notes.

Contractual Obligations and Commitments

We have future obligations for debt repayments and future minimum rentals under operating leases. The obligations as of September 30, 2003 are summarized as follows (in thousands):

			Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	Thereafter

Long-term debt	$266,232	$12,039	$8,978	$209,378	$35,837
Operating leases	93,996	18,478	34,016	28,989	12,513

	$360,228	$30,517	$42,994	$238,367	$48,350

Back to Contents

Prior to the spin-off and at September 30, 2003, we and NCI jointly and severally guaranteed approximately $555.2 million of NCI’s senior debt, of which $219.9 million has been allocated to us for purposes of preparing our carve-out financial statements. All of NCI’s joint and several debt obligations guaranteed by us were repaid subsequent to September 30, 2003 in connection with the spin-off and we entered into new financing arrangements. See “— New Financing Arrangements.”

Off-Balance Sheet Commitments

In addition to the contractual obligations and commitments described above, we also have contingent obligations related to outstanding lines of credit, letters of credit and guarantees. These commitments as of September 30, 2003 are summarized as follows (in thousands):

		Amount of Commitment Expiration Per Period
Off-Balance Sheet Commitments	Total	Less than 1 year	1-3 years	4-5 years	Thereafter

Lines of credit	$1,576	$—	$—	$—	$1,576
Letters of credit	894	894	—	—	—
Guarantees	23,184	8,623	1,706	12,430	425

	$25,654	$9,517	$1,706	$12,430	$2,001

Requests for providing commitments to extend financial guarantees and extend credit are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the need for any reserves for possible credit and guarantee loss.

We have extended $3.9 million in working capital lines of credit to certain jointly owned and managed companies, of which $1.6 million were unused at September 30, 2003. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

We have posted $0.9 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on our balance sheet unless they are probable of being utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

We are a party to joint venture partnerships whereby our ownership interests are 50% or less of the total capital of the partnerships. We account for these partnerships using the equity method of accounting and, therefore, the assets, liabilities and operating results of these partnerships are not consolidated with ours. The carrying value of our investment in joint venture partnerships is $8.4 million at September 30, 2003. Our share of the income (loss) of these partnerships for the years ended September 30, 2003, 2002 and 2001 was $0.8 million, $1.2 million and ($10.2) million, respectively. Although we are not contractually obligated to fund operating losses of these partnerships, in certain cases, we have extended credit to such joint venture partnerships in the past and may decide to do so in the future in order to realize economic benefits from our joint venture relationship. Management assesses the creditworthiness of such partnerships in the same manner it does other third-parties. We have provided $10.8 million of financial guarantees related to loan commitments of four jointly owned and managed companies. As of September 30, 2003, we have also provided $12.4 million of financial guarantees related to lease obligations of one of our jointly-owned and managed companies that operates four eldercare centers. This obligation was subsequently relieved in October 2003 upon the sale of the jointly-owned partnership’s leasehold rights to an independent third party. The guarantees are not recorded as liabilities on our balance sheet unless we are required to perform under the guarantee. Credit risk represents the accounting loss that would be recognized at the reporting date if counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

Back to Contents

Critical Accounting Policies

An accounting policy is considered to be critical if it is important to the registrant’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. Our critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. Our senior management has reviewed these critical accounting policies. We believe that the following represents our critical accounting policies. For a summary of all of our significant accounting policies, including critical accounting policies discussed below, see note 2 —“Summary of Significant Accounting Policies” to “Financial Statements and Supplementary Data.”

Allowance for Doubtful Accounts

We utilize the “Aging Method” to evaluate the adequacy of our allowance for doubtful accounts. This method is based upon applying estimated standard allowance requirement percentages to each accounts receivable aging category for each type of payor. We have developed estimated standard allowance requirement percentages by utilizing historical collection trends and our understanding of the nature and collectibility of receivables in the various aging categories and the various segments of our business. The standard allowance percentages are developed by payor type as the accounts receivable from each payor type have unique characteristics. The allowance for doubtful accounts is determined utilizing the aging method described above while also considering accounts specifically identified as uncollectible. Accounts receivable that we specifically estimate to be uncollectible, based upon the age of the receivables, the results of collection efforts or other circumstances, are fully reserved for in the allowance for doubtful accounts until they are written-off.

In fiscal 2001, we performed a re-evaluation of our allowance for doubtful accounts triggered by deterioration in the agings of certain categories of receivables. We believe that such deteriorations were due to several prolonged negative factors related to the operational effects of our bankruptcy filings, personnel shortages, the time demands required in normalizing relations with vendors and addressing a multitude of other bankruptcy issues. As a result of this re-evaluation, we determined that an increase to the allowance for doubtful accounts of $20.4 million was necessary, and certain changes to the aging method resulting in higher levels of allowance for doubtful accounts requirements were also necessary.

Over the past three years, we have continued to refine our assumptions and methodologies underlying the aging method. We believe the assumptions used in the aging method employed in fiscal 2003 and 2002, coupled with continued improvements in our collection patterns, suggest that our allowance for doubtful accounts is adequately provided for. However, because the assumptions underlying the aging method are based upon historical collection data, there is a risk that our current assumptions are not reflective of more recent collection patterns. Changes in overall collection patterns can be caused by market conditions and/or budgetary constraints of government funded programs such as Medicare and Medicaid. Such changes can adversely impact the collectibility of receivables, but not be addressed in a timely fashion when using the aging method, until updates to our periodic historical collection studies are completed and implemented.

At least annually, we update our historical collection studies in order to evaluate the propriety of the assumptions underlying the aging method. Any changes to the underlying assumptions are implemented immediately. Changes to these assumptions can have a material impact on our bad debt expense, which is reported in the combined statements of operations as a component of other operating expenses.

Loss Reserves For Certain Self-Insured Programs

General and Professional Liability and Workers’ Compensation

General and professional liability costs for the long-term care industry have become increasingly expensive. Specifically, rising costs of eldercare malpractice litigation, and losses stemming from these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. These problems are particularly acute in the State of Florida where, because certain laws allow for significantly higher liability awards than in other states, general liability and professional liability costs have increased substantially. In fiscal 2003, we sold all of our approximately 1,500 skilled nursing and assisted living beds in the State of Florida, representing six percent of our then owned and leased beds.

Back to Contents

Prior to June 1, 2000, we had first dollar coverage for general and professional liability costs with third party insurers; accordingly, we have no exposure for claims prior to that date. Effective June 1, 2000, we began insuring a substantial portion of our professional liability risks through our wholly-owned insurance company, Liberty Health Corporation, LTD. Specifically, we are responsible for the first dollar of each claim (on a claims-made basis), up to a self-insurance retention limit determined by the individual policies, subject to aggregate limits for each policy year. The self-insured retention limits amount to $14 million, $22 million and $19 million for the policy years ended May 31, 2004, 2003 and 2002, respectively. For policy years 2004 and 2002, any costs above these retention limits are covered by third-party insurance carriers. For policy year 2003 (June 2002 to May 2003), we have retained an additional self-insurance layer of $5 million. Since the June 1, 2000 inception of the self-insurance program through September 30, 2003, our cumulative self-insurance retention levels are $60 million and our provision for these losses is $45.8 million. Assuming our actual losses were to reach our retention limits in each of the policy years, our additional exposure is approximately $14.2 million which, if incurred, would be recognized as an increase to our other operating expenses in our combined statements of operations in the period such exposure became known. In addition, we have provided $5.3 million for the estimated costs of claims incurred but not reported as of September 30, 2003.

Beginning in 1994, we insured our workers’ compensation exposure, principally via self-insurance retentions and large deductible programs through Liberty Health Corp. In addition, we inherited legacy workers compensation programs from acquisitions we completed.

Over the past three years, the majority of our workers’ compensation coverage was structured as follows: for policy years 2002-2004 (May 1, 2001 – April 30, 2004) we have large deductible programs, the deductibles for which are insured through Liberty Health Corp; and for policy year 2001 (May 1, 2000 – April 30, 2001) we were insured on a first dollar coverage basis for our Multicare subsidiaries, and insured through an incurred loss retrospectively rated policy for our non-Multicare subsidiaries.

For policy years 2004, 2003 and 2002, we are self-insured through Liberty Health Corporation up to the first $0.5 million per incident for workers’ compensation. All claims above $0.5 million per incident are insured through a third-party insurer. We have annual aggregate self-insured retentions of $47.4 million, $52.8 million and $48 million in policy years 2004, 2003 and 2002, respectively. Claims above these aggregate limits are insured through a third-party insurer as of September 30, 2003. Our provision for losses in these policy years is $53.4 million as of September 30, 2003. Our reserve levels are evaluated on a quarterly basis. Any necessary adjustments are recognized as an adjustment to salaries, wages and benefits in our combined statements of operations.

For policy year 2001, our incurred losses for our non-Multicare subsidiaries for workers’ compensation recognized through September 30, 2003 were $20.8 million. Our development factors are updated quarterly and are based upon commonly used industry standards. Any changes to the incurred losses are recognized quarterly as an adjustment to salaries, wages and benefits in our combined statements of operations. We are insured through a third party insurer for aggregate claims in excess of $44.1 million.

We record outstanding losses and loss expenses for both general and professional liability and workers’ compensation liability based on the estimates of the amount of reported losses together with a provision for losses incurred but not reported, based on the recommendations of an independent actuary, and management’s judgment using our past experience and industry experience. As of September 30, 2003, our estimated range of discounted outstanding losses for these liabilities is $60.2 million to $74.2 million. Our recorded reserves for these liabilities were $66.4 million as of September 30, 2003, and are included in self-insurance liability reserves in our combined balance sheet. We (through Liberty Health Corporation) have restricted investments in marketable securities of $90.6 million at September 30, 2003 which are substantially restricted to securing the outstanding claim losses of Liberty Health Corporation.

General and professional liability and workers’ compensation claims are discounted at a rate of 4.5% in 2003 and 2002, which estimates the present value of funds required to pay losses at a future date. Had we provided losses at undiscounted levels at September 30, 2003 and 2002, the reserve for outstanding losses and loss expenses would have been increased by approximately $12 million in 2003 and $6.6 million in 2002.

We believe that the provision for outstanding losses and loss expenses will be adequate to cover the ultimate net cost of losses incurred as of September 30, 2003, but the provision is necessarily an estimate and may ultimately be settled for a significantly greater or lesser amount. It is at least reasonably possible that we will revise our estimates significantly in the near term. Any subsequent differences arising are recorded in the period in which they are determined.

Back to Contents

Health Insurance

We offer employees an option to participate in a self-insured health plan. Health claims under this plan are self-insured with a stop-loss umbrella policy in place to limit maximum potential liability for both individual claims and total claims for a plan year. Health insurance claims are paid as they are submitted to the plan administrator. We maintain an accrual for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims (generally 2-3 months). The liability for the self-insured health plan is recorded in accrued compensation in the combined balance sheets.

We charge our employees a portion of the cost of our self-insured and non self-insured health plans, and we determine this charge at the beginning of each plan year based upon historical and projected medical utilization data, along with projected inflationary increases in medical costs. Any differences between our projections and our actual experience are borne by us. A one percent variance between our projections and the actual medical utilization or inflationary increases in cost would result in a $0.5 million change in our expense, which would be reflected in salaries, wages and benefits in our combined statements of operations.

Revenue Recognition / Contractual Allowances

Within our inpatient services segment, revenue is recognized in the period the related services are rendered. We derived a substantial portion of our inpatient services revenue under Medicaid and Medicare reimbursement systems.

Within our rehabilitation therapy services segment and ancillary service businesses, we record revenues at the time services or products are provided or delivered to the customer. Upon delivery of products or services, we have no additional performance obligation to the customer. We receive payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), private third-party insurers and long-term care facilities.

Within our inpatient services segment, under certain prospective Medicaid systems and Medicare we are reimbursed at a predetermined rate based upon the historical cost to provide the service, demographics of the site of service and the acuity of the customer. The differences between the established billing rates and the predetermined rates are recorded as contractual adjustments and deducted from revenues. Under a prospective reimbursement system, there is no adjustment or settlement of the difference between the actual cost to provide the service and the predetermined rate.

We recorded contractual adjustments from continuing operations of $349.7 million, $350.7 million and $360.2 million in fiscal year 2003, 2002 and 2001, respectively.

Long-Lived Asset Impairments

We account for long-lived assets, other than goodwill with an indefinite useful life, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

With regard to goodwill, we adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on September 30, 2001 in accordance with the early adoptions provisions of SOP 90-7. SFAS No. 142 provides that goodwill no longer be amortized on a recurring basis but rather is subject to periodic impairment testing. Following the implementation of fresh-start reporting effective September 30, 2001, we do not carry a material amount of goodwill.

In fiscal 2001, we recognized a $226.3 million net write-down of our property, plant and equipment in connection with our adoption of fresh-start reporting. Fresh-start reporting requires companies that emerge from reorganization to adjust their long-lived assets to fair value. We estimated fair value by using both third-party appraisals and commonly used discounted cash flow techniques. These adjustments were recognized as fresh-start valuation adjustments and recorded as debt restructuring and reorganization costs and net gain on debt discharge in the combined statements of operations.

Back to Contents

Income Taxes

Prior to the spin-off, we will not file a separate federal tax return. We are included in the consolidated federal tax return filed by NCI, and will file our own federal tax returns for periods subsequent to the spin-off.

The tax provisions reflected in the combined statements of operations and the deferred and current tax amounts reflected in the combined balance sheets have been computed based on our separate company book/tax differences to arrive at our taxable income. Our net operating loss carry-forward represents unutilized taxable losses after reduction for cancellation of debt income available for net operating loss, referred to as “NOL,” carry-forwards.

At September 30, 2003 and 2002, our deferred tax balances were determined by reference to the differences in book and tax values of our assets and liabilities.

Current and deferred taxes calculated under the separate company approach to intercorporate tax allocation followed in preparing the combined financial statements may not necessarily reflect the impact of income taxes on results of operations, cash flows or our financial position in the future.

For the years ended September 30, 2003, 2002 and 2001, we provided $12.3 million, $27.0 million, and $0 million, respectively, for income taxes from continuing operations. At September 30, 2003 and 2002, we had deferred tax assets in excess of deferred tax liabilities, inclusive of tax benefits related to net operating loss carry-forwards. Because management believes it is more likely than not that the net deferred tax assets will not be realized, the net deferred tax assets in their entirety remain subject to a 100% valuation allowance. At September 30, 2003, based on our interpretation of applicable provisions of the Internal Revenue Code and utilizing carve-out accounting methodologies, we had approximately $300.0 million of net operating loss carry-forwards, utilization of which are subject to limitation, and $62.8 million in NOL carry-forwards not subject to limitation. The actual net operating loss carry-forwards available to us following the spin-off will be significantly less than the net operating loss carry-forwards presented for the purpose of preparing our carve-out financial statements. The ultimate net operating loss carry-forwards available to us will not be determinable until the preparation of NCI’s federal tax return for its fiscal year ended September 30, 2004 is completed. Pursuant to SOP 90-7, future utilization of deferred tax assets existing at the October 2, 2001 bankruptcy emergence date will be applied first as a reduction of identifiable intangible assets and, then, as an increase to owner’s equity.

Other

We manage the operations of 55 eldercare centers. Under a majority of these arrangements, we employed the operational staff of the managed center for ease of benefit administration and billed the related wage and benefit costs on a dollar-for-dollar basis to the owner of the managed property. In this capacity, we operated as an agent on behalf of the managed property owner and are not the primary obligor in the context of a traditional employee / employer relationship. Historically, we have treated these transactions on a “net basis” thereby not reflecting the billed labor and benefit costs as a component of our net revenue or expenses. For the fiscal years ended 2003, 2002 and 2001 we billed our managed clients $125.3 million, $140.5 million, and $153.6 million, respectively, for such labor related costs.

Seasonality

Our earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors, which include the timing of Medicaid rate increases and payroll tax obligations, inclement weather, seasonal census cycles, and the number of calendar days in a given quarter.

Impact of Inflation

The healthcare industry is labor intensive. Wages and other labor costs are especially sensitive to inflation and marketplace labor shortages. To date, we have offset our increased operating costs by increasing charges for our services and expanding our services. We have also implemented cost control measures to limit increases in operating costs and expenses but cannot predict our ability to control such operating cost increases in the future. See “Cautionary Statements Regarding Forward-Looking Statements,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Back to Contents

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates. For all periods presented, we were considered in NCI’s overall risk management strategy. NCI primarily utilized interest rate swap and cap agreements to manage exposure to interest rate changes related to its portfolio of borrowings. As a stand-alone company, we intend to routinely monitor our risks associated with fluctuations in interest rates and to consider the use of derivative financial instruments to hedge these exposures. We do not expect to enter into financial instruments for trading or speculative purposes.

Prior to the spin-off, NCI’s senior credit facility and senior secured notes, for which we were guarantors, were variable rate debt instruments. At September 30, 2003, NCI held interest rate swap and cap agreements to reduce the impact of interest rate changes on its floating rate long-term debt. These derivative financial instruments allowed NCI and us to hold long-term borrowings at floating rates and then swap them into fixed rates that are anticipated to be lower than those available if fixed-rate borrowings were made directly. In connection with the spin-off and the repayment of senior indebtedness, NCI terminated the two variable to fixed rate swaps presented below with an aggregate notional amount of $200 million ($79.2 million of which was allocated to us). As a consequence, the contracting parties were paid approximately $3.5 million which will be accounted for by NCI as a spin-off related charge in its first fiscal quarter of 2004.

The information below summarizes our allocated portion of our market risks associated with debt obligations and a corresponding allocation of derivative financial instruments held by NCI as of September 30, 2003. Fair values were based upon confirmations from third party financial institutions. For debt obligations, the table presents principal cash flows and related interest rates by expected fiscal year of maturity. For interest rate swaps and caps, the table presents the notional amounts and related weighted average interest rates by fiscal year of maturity. The variable rates are the average forward rates for the term of each contract.

	Expected Maturity Date
($ in thousands)	2004	2005	2006	2007	2008	Thereafter		Total	Fair Value

Fixed rate debt	$1,911	$2,003	$2,161	$2,352	$2,023		$35,837	$46,287	$59,025
Weighted average rate	8.22%	8.23%	8.27%	8.31%	8.21%		9.31%	9.07%

Variable rate debt	$10,128	$2,407	$2,407	$205,003	$—	$		$219,945	$219,945
Weighted average rate	L+4.10%	L+4.10%	L+4.10%	L+4.15%	—			L+4.15%

Variable to fixed swaps (1)	$—	$29,700	$—	$49,500	$—	$		$79,200	$2,859
Pay fixed rate	—	3.10%	—	3.77%	—			3.52%
Receive variable rate	—	L	—	L	—			L

Interest rate cap (2)	$29,700	$—	$—	$—	$—		$—	$29,700	$—

L = three month LIBOR (approximately 1.16% at September 30, 2003)

(1)	Amounts under expected maturity dates represent allocation of notional amounts.

(2)
The interest rate cap pays interest to us when LIBOR exceeds 3%. The amount paid to us is equal to the allocated notional principal balance of $29.7 million multiplied by (LIBOR minus 3%) in those periods in which LIBOR exceeds 3%. Our allocated portion of the purchase price of the interest rate cap of $0.1 million is being amortized to interest expense over the two year term of the underlying agreement.

Following the spin-off, and on a pro forma basis, less than 50% of our outstanding indebtedness is subject to variable rates of interest. We have not entered into any derivative financial instruments as a stand alone company.

Our wholly-owned subsidiary, Liberty Health Corp., LTD, holds investments in marketable securities. Securities that are affected by market rates of interest at September 30, 2003 amounted to $16.6 million. A one percent change in the rate of interest would result in a change to operating income of $0.2 million annually.

Back to Contents

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Back to Contents

Independent Auditors’ Report

The Board of Directors and Shareholders
Genesis HealthCare Corporation:

We have audited the accompanying combined balance sheets of Genesis HealthCare Corporation (the Company) as of September 30, 2003 and 2002 and the related combined statements of operations, owner’s equity (deficit) and cash flows for each of the years in the three year period ended September 30, 2003. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Genesis HealthCare Corporation as of September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in note 2 to the combined financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145 with regard to accounting for extinguishment of debt effective October 1, 2002.

As described in note 4 to the combined financial statements, on October 2, 2001 the Company consummated a Joint Plan of Reorganization (the Plan) which had been confirmed by the United States Bankruptcy Court. The Plan resulted in a change in ownership of the Company and, accordingly, effective September 30, 2001 the Company accounted for the change in ownership through “fresh-start” reporting. As a result, the combined information prior to September 30, 2001 is presented on a different cost basis than that as of and subsequent to September 30, 2001 and, therefore, is not comparable.

/s/ KPMG LLP

Philadelphia, Pennsylvania
December 1, 2003

Back to Contents

Genesis HealthCare Corporation
Combined Balance Sheets
September 30, 2003 and 2002

(in thousands)	September 30, 2003	September 30, 2002

Assets
Current assets:
Cash and equivalents, primarily restricted	$8,791	$7,420
Restricted investments in marketable securities	29,320	20,542
Accounts receivable, net of allowance for doubtful accounts of $32,170 in 2003 and $36,566 in 2002	186,570	200,158
Prepaid expenses and other current assets	32,771	32,405
Assets held for sale	7,721	28,634

Total current assets	265,173	289,159

Property and equipment	746,276	766,651
Accumulated depreciation	(73,109)	(38,204)

	673,167	728,447
Restricted investments in marketable securities	61,271	65,605
Assets held for sale	10,624	17,500
Other long-term assets	57,869	53,769
Goodwill	2,953	—
Identifiable intangible assets	2,242	—

Total assets	$1,073,299	$1,154,480

Liabilities and Owner’s Equity
Current liabilities:
Current installments of long-term debt	$12,039	$45,566
Accounts payable	31,478	38,117
Accrued expenses	20,533	23,114
Accrued compensation	69,987	73,453
Accrued interest	2,257	2,819
Current portion of self-insurance liability reserves	29,320	20,542
Income taxes payable	1,863	7,075

Total current liabilities	167,477	210,686

Long-term debt	254,193	280,910
Self-insurance liability reserves	37,093	36,551
Other long-term liabilities	33,975	23,569
Owner’s equity:
NCI’s equity in GHC	579,460	601,925
Accumulated other comprehensive income	1,101	839

Total owner’s equity	580,561	602,764

Total liabilities and owner’s equity	$1,073,299	$1,154,480

See accompanying notes to the combined financial statements.

Back to Contents

Genesis HealthCare Corporation
Combined Statements of Operations
For the Years Ended September 30, 2003, 2002 and 2001

	Successor Company		Predecessor Company
	Years ended September 30,		Year ended September 30,
(in thousands)	2003	2002	2001

Net revenues	$1,403,293	$1,354,025	$1,283,039
Operating expenses:
Salaries, wages and benefits	862,611	797,706	764,053
Other operating expenses	324,156	315,832	377,860
General and administrative costs	89,503	87,550	76,109
Gain on early extinguishment of debt	(1,123)	—	—
Depreciation and amortization expense	39,626	37,213	65,015
Lease expense	27,920	26,245	28,668
Interest expense (contractually was $178 million in 2001)	17,579	17,128	103,122

Income (loss) before debt restructuring and reorganization costs and net (gain) on debt discharge, income tax expense, equity in net income (loss) of unconsolidated affiliates and minority interests	43,021	72,351	(131,788)
Debt restructuring and reorganization costs and net (gain) on debt discharge	—	3,175	(283,211)

Income (loss) before income tax expense, equity in net income (loss) of unconsolidated affiliates and minority interests	43,021	69,176	151,423
Income tax expense	12,335	26,978	—

Income (loss) before equity in net income (loss) of unconsolidated affiliates and minority interests	30,686	42,198	151,423
Equity in net income (loss) of unconsolidated affiliates	794	1,196	(10,228)
Minority interests	(307)	(242)	—

Income (loss) from continuing operations	31,173	43,152	141,195
Loss from discontinued operations, net of taxes	(19,285)	(5,601)	(27,876)

Net income	$11,888	$37,551	$113,319

See accompanying notes to the combined financial statements.

Back to Contents

Genesis HealthCare Corporation
Combined Statement of Owner’s Equity (Deficit)
For the Years Ended September 30, 2003, 2002 and 2001

(in thousands)	NCI’s equity (deficit) in GHC	Accumulated other comprehensive income (loss)	Total owner’s equity (deficit)	Total comprehensive income

(Predecessor Company)
Balance at September 30, 2000	$(485,964)	$(1,789)	$(487,753)

Comprehensive income
Net income	113,319		113,319	$113,319
Net unrealized gain on marketable securities		1,981	1,981	1,981

Total comprehensive income				$115,300

Advances from NCI, net of distributions	944,600		944,600

(Successor Company)
Balance at September 30, 2001	571,955	192	572,147

Comprehensive income
Net income	37,551		37,551	$37,551
Net unrealized gain on marketable securities		647	647	647

Total comprehensive income				$38,198

Distributions to NCI, net of advances	(7,581)		(7,581)

(Successor Company)
Balance at September 30, 2002	601,925	839	602,764

Comprehensive income
Net income	11,888		11,888	$11,888
Net unrealized gain on marketable securities		262	262	262

Total comprehensive income				$12,150

Distributions to NCI, net of advances	(34,353)		(34,353)

(Successor Company)
Balance at September 30, 2003	$579,460	$1,101	$580,561

See accompanying notes to the combined financial statements.

Back to Contents

Genesis HealthCare Corporation
Combined Statements of Cash Flows
For the Years Ended September 30, 2003, 2002 and 2001

	Successor Company		Predecessor Company

	Years ended September 30,		Year ended September 30,
(in thousands)	2003	2002	2001

Cash flows from operating activities:
Net income	$11,888	$37,551	$113,319
Adjustments to reconcile to net cash provided by operating activities:
Items that did not use (provide) cash:
Gain on discharge of debt	—	—	(1,011,345)
Debt restructuring and reorganization costs	—	3,175	758,287
Loss on impairment of assets and other charges	12,368	6,364	75,313
Depreciation and amortization	39,626	37,288	65,113
Provision for losses on accounts receivable	21,091	21,483	27,780
Equity in net (income) loss of unconsolidated affiliates and minority interests	(487)	(954)	10,228
Loss on sale of assets	—	—	540
Provision (benefit) for deferred taxes	(1,487)	23,398	—
Amortization of deferred gains and net unfavorable leases	(4,660)	(5,575)	(7,903)
Working capital changes that provided (used) cash:
Accounts receivable	(10,121)	(17,645)	(33,714)
Accounts payable and other accrued liabilities	(3,296)	29,124	40,629
Other	3,750	(1,878)	(3,906)

Total adjustments	56,784	94,780	(78,978)

Net cash provided by operations before debt restructuring and reorganization costs	68,672	132,331	34,341

Cash paid for debt restructuring and reorganization costs	—	(30,926)	(27,051)

Net cash provided by operating activities	68,672	101,405	7,290

Cash flows from investing activities:
Capital expenditures	(30,472)	(34,887)	(34,779)
Purchase of restricted marketable securities	(43,948)	(86,077)	(55,057)
Proceeds on maturity or sale of restricted marketable securities	39,765	52,202	33,311
Purchase of eldercare centers	(5,325)	(10,453)	—
Purchase of rehabilitation services business	(5,923)	—	—
Proceeds from sale of eldercare centers	55,123	2,955	7,010
Other	3,684	—	—

Net cash provided by (used in) investing activities	12,904	(76,260)	(49,515)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	38,000	—
Repayment of long-term debt	(60,244)	(39,681)	—
Net transactions with NCI	(19,961)	(20,643)	41,526

Net cash (used in) provided by financing activities	(80,205)	(22,324)	41,526

Net increase (decrease) in cash and equivalents	1,371	2,821	(699)
Cash and equivalents:
Beginning of period	7,420	4,599	5,298

End of period	$8,791	$7,420	$4,599

Supplemental disclosure of cash flow information:
Interest paid	$18,140	$27,568	$60,091
Taxes paid	—	—	—

See accompanying notes to the combined financial statements.

Back to Contents

Genesis HealthCare Corporation

Notes to Combined Financial Statements

(1)	Basis of Presentation

Spin-off

On December 1, 2003, NeighborCare, Inc. (NCI) completed the distribution (the “spin-off”) of Genesis HealthCare Corporation’s (GHC or the Company) common stock. The spin-off was affected by way of a pro-rata tax free distribution of GHC’s common stock to holders of NCI’s common stock on December 1, 2003 at a rate of 0.5 shares of GHC stock for each share of NCI stock owned as of October 15, 2003. NCI received a private letter ruling from the Internal Revenue Service to the effect that, for United States federal income tax purposes, the distribution of GHC’s stock qualified as tax free for its and NCI shareholders, with the exception of cash received for fractional shares. GHC’s common stock began trading publicly on the Nasdaq National Market System on December 2, 2003 under the symbol “GHCI.” Prior to the spin-off, NCI was named Genesis Health Ventures, Inc.

In connection with the spin-off, NCI and GHC have agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin-off. In addition, NCI and GHC have entered into certain mutually beneficial commercial arrangements. Specifically, NCI and GHC entered into a separation and distribution agreement, a tax sharing agreement, a transition services agreement, a group purchasing agreement, an employee benefits agreement, a pharmacy services agreement, a pharmacy benefit management agreement and a durable medical equipment agreement. In connection with the spin-off, GHC entered into new financing arrangements (see note 11 — “Long-Term Debt”) and a series of transactions with ElderTrust, a real estate investment trust (see note 6 — “Significant Transactions and Events”).

The following unaudited pro forma financial information gives effect to the spin-off and the ElderTrust transactions as if they occurred on October 1, 2002 for statement of operations data and on September 30, 2003 for balance sheet data. The unaudited pro forma financial information does not consider the impact of approximately $2.1 million of estimated incremental pre-tax operating expenses associated with being an independent company and the loss of certain synergies and benefits of economies of scale that existed while GHC was a part of NCI. The unaudited pro forma data is for informational purposes only and does not purport to represent the results of future periods. The unaudited pro forma data reflects adjustments based upon available information and certain assumptions that management of GHC considers reasonable. No changes in operating revenues and expenses have been made to reflect the results of any modifications to operations that might have been made had the spin-off and the ElderTrust transactions been completed on the aforesaid effective date for purposes of the unaudited pro forma results. The following unaudited pro forma information is presented in thousands, except per share information:

	As reported	Pro forma (Unaudited)

Net revenues	$1,403,293	$1,431,210
Income from continuing operations	31,173	24,032
Diluted earnings per share – from continuing operations	—	1.18
Total assets	1,074,279	1,163,024
Long-term debt, including current installments	266,232	438,144
Owner’s equity	580,561	512,050

General

The accompanying combined financial statements have been prepared on a basis which reflects the historical financial statements of Genesis HealthCare Corporation assuming that the operations of NCI contributed in the spin-off were organized as a separate legal entity, owning certain net assets of NCI. Generally, only those assets and liabilities of the ongoing GHC business transferred to GHC in connection with the spin-off were included in the combined balance sheets.

Back to Contents

Historically, NCI provided certain general and administrative services to GHC, including finance, legal, treasury, information systems and human resources. The cost for these services was allocated to GHC based upon various allocation percentages dependent upon the type of service provided. For instance, certain costs were allocated based upon GHC’s proportionate share of revenue, labor related costs or other operating expenses; as well as other methods which management believes to be reasonable. These cost allocations were $43.2 million, $47.1 million and $42.4 million in fiscal 2003, 2002 and 2001, respectively. As a result of the spin-off, GHC will be required to perform these general and administrative services using its own resources or purchased services and will be responsible for the costs and expenses associated with the management of a public company. Management believes GHC may incur incremental costs associated with being an independent public company and the loss of synergies and benefits of economies of scale that existed while a part of NCI, but does not believe such incremental costs will be material. GHC and NCI agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin- off. In addition, GHC and NCI agreed to certain mutually beneficial commercial arrangements intended to reflect terms similar to those that would be agreed to by parties bargaining at arm’s-length.

Certain assets and liabilities related to GHC have been managed and controlled by NCI on a centralized basis. Such assets and liabilities have been allocated to GHC in the manner described in the preceding paragraph for allocating general and administrative service costs.

Prior to the spin-off, substantially all of GHC’s cash accounts were linked to NCI’s centralized cash management system. Accordingly, substantially all cash generated from or used in GHC’s operations had been transferred to and from NCI. For instance, NCI funded nearly all routine and capital cash disbursements on behalf of GHC. Likewise, on a daily basis, GHC transferred its cash receipts directly to the concentrated bank account of NCI. The net effect of these cash transfers has been reflected in the “NCI’s Equity in GHC” account as shown in the equity section of the combined balance sheets. The net transactions with NCI as reflected in our combined statements of cash flows represent cash activities between NCI and GHC as previously described. The advances and distributions to and from NCI as reflected in the combined statements of owner’s equity (deficit) include the cash activities as reflected in the combined statements of cash flows as well as certain non-cash adjustments to NCI’s equity in GHC. Such non-cash adjustments to NCI’s equity in GHC principally relate to the distribution of NCI common and preferred stock in connection with transactions that are directly attributable to GHC subsidiaries, as well as non-cash income tax provisions. The financing activities between NCI and GHC have been in the form of equity capital advances and there were no formal repayment or interest arrangements, nor any expectation of any such arrangements in the future. The average balance of NCI’s equity in GHC for the years ended September 30, 2003, 2002 and 2001 were $590.7 million, $586.9 million and $43.0 million, respectively.

Cash and equivalents not specifically owned by legal entities which comprise GHC were not allocated to GHC in the historical combined financial statements.

The allocation methodology followed in preparing the combined financial statements may not necessarily reflect the results of operations, cash flows or financial position of GHC in the future, or what the results of operations, cash flows or financial position would have been had GHC been a separate stand-alone public entity.

The accompanying combined financial statements include the accounts of the Successor Company of GHC and its subsidiaries as of September 30, 2003, 2002 and 2001 and for the years ended September 30, 2003 and 2002, and the Predecessor Company of GHC and its subsidiaries for the year ended September 30, 2001 as well as affiliated entities of NCI contributed to GHC in connection with the spin-off. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investments in unconsolidated affiliated companies, owned 20% to 50% inclusive, are stated at cost of acquisition plus the Company’s equity in undistributed net income (loss) since acquisition. The equity in net income (loss) of these companies is reflected as a component of net income or loss in the combined statements of operations.

The accompanying combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the combined financial statements for the periods presented include all necessary adjustments for a fair presentation of the financial position and results of operations for the periods presented. Certain prior year amounts have been reclassified to conform with the current period presentation.

Back to Contents

Factors Affecting Comparability of Financial Information

As a consequence of the implementation of fresh-start reporting effective September 30, 2001 (see note 3 — “Reorganization” and note 4 — “Fresh-Start Reporting”), the financial information presented in the combined statements of operations and cash flows for the years ended September 30, 2003 and 2002 are generally not comparable to the financial results for the corresponding period in 2001. To highlight the lack of comparability, a solid vertical line separates the pre-emergence financial information from the post-emergence financial information in the accompanying combined financial statements and the notes thereto. Any financial information herein labeled “Predecessor Company” refers to periods prior to the adoption of fresh-start reporting, while those labeled “Successor Company” refer to periods following GHC’s adoption of fresh-start reporting.

The lack of comparability in the accompanying combined financial statements is most apparent in GHC’s capital costs (lease, interest, depreciation and amortization), as well as with debt restructuring and reorganization costs and income tax expense and net (gain) on debt discharge. Management believes that business segment operating revenues and EBITDA of the Successor Company are generally comparable to those of the Predecessor Company.

Description of Business

GHC’s business is comprised of two primary business segments, inpatient services and rehabilitation therapy services. These segments are supported by complementary service capabilities.

GHC provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. The Company has 217 owned, leased, managed and jointly-owned eldercare centers with 26,502 beds, of which two centers having 404 beds have been identified as held for sale. Revenues of GHC’s owned and leased centers constitute approximately 90% of GHC’s revenues, and are presented in GHC’s segment information as inpatient services revenues. Management fees earned from eldercare centers that are managed and/or jointly-owned by GHC are included in all other revenues presented in GHC’s segment information. (See note 21 — “Segment Information”)

GHC provides an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy. These services are provided by approximately 4,300 licensed rehabilitation therapists and assistants employed or contracted at substantially all of the eldercare centers operated by GHC, as well as by contract to healthcare facilities operated by others and through any one of GHC’s 14 certified outpatient rehabilitation agencies. After the elimination of intercompany revenues, the rehabilitation therapy services segment constituted approximately 9% of GHC’s revenues in fiscal 2003.

GHC also provides an array of other specialty medical services, including portable x-ray and other diagnostic services and respiratory therapy services.

(2)	Summary of Significant Accounting Policies

Revenue Recognition/Contractual Allowances

Within the Company’s inpatient services segment, revenue and the related receivables are recorded in the accounting records on an accrual basis at the Company’s established billing rates in the period the related services are rendered. The provision for contractual adjustments, which represents the differences between the established billing rates and predetermined rates, is also recorded on an accrual basis and deducted from gross revenue to determine net revenue. The Company recorded contractual allowances from continuing operations of $349.7 million, $350.7 million and $360.2 million in fiscal year 2003, 2002 and 2001, respectively.

Within the Company’s rehabilitation therapy services business and other ancillary service businesses, the Company records revenues at the time services or products are provided or delivered to the customer. Upon delivery of products or services, the Company has no additional performance obligation to the customer. The Company receives payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), private third-party insurers and long-term care facilities.

Cash and Equivalents, Primarily Restricted

Short-term investments that have a maturity of ninety days or less at acquisition are considered cash equivalents. Investments in cash equivalents are carried at cost, which approximates fair value. The Company’s cash balances at September 30, 2003 and 2002 principally consist of restricted cash. Restricted cash includes cash held in trust on behalf of our eldercare residents and cash that is restricted under certain of our loan agreements, as well as cash held by the Company’s wholly-owned captive insurance subsidiary, Liberty Health Corp., LTD (“LHC”), which is substantially restricted to securing the outstanding claims losses of LHC.

Back to Contents

Restricted Investments in Marketable Securities

Restricted investments in marketable securities, which are comprised of fixed interest rate securities, equity securities and money market funds are considered to be available for sale and accordingly are reported at fair value with unrealized gains and losses, net of related tax effects, included within accumulated other comprehensive income (loss) as a separate component of owner’s equity. Fair values for fixed interest rate securities and equity securities are based on quoted market prices.

A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

Premiums and discounts on fixed interest rate securities are amortized or accreted over the life of the related security as an adjustment to yield. Realized gains and losses for securities classified as available for sale are derived using the specific identification method for determining the cost of securities sold.

Marketable securities are held by the Company’s wholly-owned captive insurance subsidiary, LHC and are substantially restricted to securing the outstanding claims losses of LHC.

Allowance for Doubtful Accounts

The Company utilizes the “Aging Method” to evaluate the adequacy of its allowance for doubtful accounts. This method is based upon applying estimated standard allowance requirement percentages to each accounts receivable aging category for each type of payor. The Company has developed estimated standard allowance requirement percentages by utilizing historical collection trends and its understanding of the nature and collectibility of receivables in the various aging categories and the various segments of the Company’s business. The standard allowance percentages are developed by payor type as the accounts receivable from each payor type have unique characteristics. The allowance for doubtful accounts is determined utilizing the aging method described above while also considering accounts specifically identified as uncollectible. Accounts receivable that Company management specifically estimates to be uncollectible, based upon the age of the receivables, the results of collection efforts or other circumstances, are reserved for in the allowance for doubtful accounts until they are written-off.

Management believes the assumptions used in the aging method employed in fiscal 2003 and 2002, coupled with continued improvements in GHC’s collection patterns suggests the allowance for doubtful accounts is adequately provided for. However, because the assumptions underlying the aging method are based upon historical collection data, there is a risk that GHC’s current assumptions are not reflective of more recent collection patterns. Changes in overall collection patterns can be caused by market conditions and/or budgetary constraints of government funded programs such as Medicare and Medicaid. Such changes can adversely impact the collectibility of receivables, but not be addressed in a timely fashion when using the aging method, until updates to GHC’s periodic historical collection studies are completed and implemented.

Property and Equipment

As part of fresh-start reporting, substantially all property and equipment was re-valued to estimated fair value as of September 30, 2001, which became the new cost basis. In addition, the depreciable lives of certain assets were changed. All capital additions made subsequent to September 30, 2001 are stated at cost.

Depreciation is calculated on the straight-line method over estimated useful lives of 20-35 years for building improvements, land improvements and buildings, and 3-15 years for equipment, furniture and fixtures and information systems. Expenditures for maintenance and repairs necessary to maintain property and equipment in efficient operating condition are charged to operations as incurred. Costs of additions and betterments are capitalized. Interest costs associated with construction or renovation are capitalized in the period in which they are incurred.

Total depreciation expense from continuing operations for the years ended September 30, 2003, 2002 and 2001 was $35.9 million, $35.7 million and $45.1 million, respectively.

Back to Contents

Long-Lived Assets

The Company accounts for long-lived assets, other than goodwill with an indefinite useful life, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Loss Reserves For Certain Self-Insured Programs

General and Professional Liability and Workers’ Compensation

General and professional liability costs for the long-term care industry have become increasingly expensive. Specifically, rising costs of eldercare malpractice litigation, and losses stemming from these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. These problems are particularly acute in the State of Florida where, because certain laws allow for significantly higher liability awards than in other states, general liability and professional liability costs have increased substantially. In fiscal 2003, the Company sold all of its approximately 1,500 skilled nursing and assisted living beds in the State of Florida, representing six percent of its then owned and leased beds.

Prior to June 1, 2000, the Company had first dollar coverage for general and professional liability costs with third party insurers; accordingly, it has no exposure for claims prior to that date. Effective June 1, 2000, the Company began insuring a substantial portion of its professional liability risks through its wholly-owned insurance company, LHC. Specifically, the Company is responsible for the first dollar of each claim (on a claims-made basis), up to a self-insurance retention limit determined by the individual policies, subject to aggregate limits for each policy year. The self-insured retention limits amount to $14 million, $22 million and $19 million for the policy years ended May 31, 2004, 2003 and 2002, respectively. For policy years 2004 and 2002, any costs above these retention limits are covered by third-party insurance carriers. For policy year 2003 (June 2002 to May 2003), the Company has retained an additional self-insurance layer of $5 million. Since the June 1, 2000 inception of the self-insurance program through September 30, 2003, the Company’s cumulative self-insurance retention levels are $60 million and its provision for these losses is $45.8 million. Assuming the Company’s actual losses were to reach its retention limits in each of the policy years, its additional exposure is approximately $14.2 million which, if incurred, would be recognized as an increase to its other operating expenses in its combined statements of operations in the period such exposure became known. In addition, the Company has provided $5.3 million for the estimated costs of claims incurred but not reported as of September 30, 2003.

Beginning in 1994, the Company insured its workers’ compensation exposure, principally via self-insurance retentions and large deductible programs through LHC. In addition, the Company inherited legacy workers’ compensation programs from acquisitions it completed.

Over the past three years, the majority of the Company’s workers’ compensation coverage was structured as follows: For policy years 2002-2004 (May 1, 2001 – April 30, 2004) it has large deductible programs, the deductibles for which are insured through LHC; and for policy year 2001 (May 1, 2000 – April 30, 2001) it was insured on a first dollar coverage basis for its Multicare subsidiaries, and insured through an incurred loss retrospectively rated policy for its non-Multicare subsidiaries.

For policy years 2004, 2003 and 2002, the Company is self-insured through LHC up to the first $0.5 million per incident for workers’ compensation. All claims above $0.5 million per incident are insured through a third-party insurer. The Company has annual aggregate self-insured retentions of $47.4 million, $52.8 million and $48 million in policy years 2004, 2003 and 2002, respectively. Claims above these aggregate limits are insured through a third party-insurer as of September 30, 2003. The Company’s provision for losses in these policy years is $53.4 million as of September 30, 2003. The Company’s reserve levels are evaluated on a quarterly basis. Any necessary adjustments are recognized as an adjustment to salaries, wages and benefits in its combined statements of operations.

For policy year 2001, the Company’s incurred losses for its non-Multicare subsidiaries for workers’ compensation recognized through September 30, 2003 were $20.8 million. The Company’s development factors are updated quarterly and are based upon commonly used industry standards. Any changes to the incurred losses are recognized quarterly as an adjustment to salaries, wages and benefits in its combined statements of operations. The Company is insured through a third party insurer for aggregate claims in excess of $44.1 million.

Back to Contents

The Company records outstanding losses and loss expenses for both general and professional liability and workers’ compensation liability based on the estimates of the amount of reported losses together with a provision for losses incurred but not reported, based on the recommendations of an independent actuary, and management’s judgment using its past experience and industry experience. As of September 30, 2003, the Company’s estimated range of discounted outstanding losses for these liabilities is $60.2 million to $74.2 million. The Company’s recorded reserves for these liabilities were $66.4 million as of September 30, 2003, and are included in self-insurance liability reserves in its combined balance sheet. The Company (through LHC) has restricted investments in marketable securities of $90.6 million at September 30, 2003 which are substantially restricted to securing the outstanding claim losses of LHC.

General and professional liability and workers’ compensation claims are discounted at a rate of 4.5% in 2003 and 2002, which estimates the present value of funds required to pay losses at a future date. Had the Company provided losses at undiscounted levels at September 30, 2003 and 2002, the reserve for outstanding losses and loss expenses would have been increased by approximately $12 million in 2003 and $6.6 million in 2002.

The Company believes that the provision for outstanding losses and loss expenses will be adequate to cover the ultimate net cost of losses incurred as of September 30, 2003, but the provision is necessarily an estimate and may ultimately be settled for a significantly greater or lesser amount. It is at least reasonably possible that the Company will revise its estimates significantly in the near term. Any subsequent differences arising are recorded in the period in which they are determined.

Health Insurance

The Company offers employees an option to participate in a self-insured health plan. Health claims under this plan are self-insured with a stop-loss umbrella policy in place to limit maximum potential liability for both individual claims and total claims for a plan year. Health insurance claims are paid as they are submitted to the plan administrator. The Company maintains an accrual for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims (generally 2-3 months). The liability for the self-insured health plan is recorded in accrued compensation in the combined balance sheets.

The Company charges its employees a portion of the cost of its self-insured and non self-insured health plans, and it determines this charge at the beginning of each plan year based upon historical and projected medical utilization data, along with projected inflationary increases in medical costs. Any differences between the Company’s projections and its actual experience are borne by it. A one percent variance between its projections and the actual medical utilization or inflationary increases in cost would result in a $0.5 million change in its expense, which would be reflected in salaries, wages and benefits in its combined statements of operations.

Income Taxes

Prior to the spin-off, GHC will not file a separate federal tax return. It is included in the consolidated federal tax return filed by NCI, and will file its own federal tax returns for periods subsequent to the spin-off.

The tax provisions reflected in the combined statements of operations and the deferred and current tax amounts reflected in the combined balance sheets have been computed based on GHC’s separate company book/tax differences to arrive at GHC’s taxable income. GHC’s net operating loss carry-forward represents unutilized taxable losses after reduction for cancellation of debt income available for net operating loss (“NOL”) carry-forwards.

At September 30, 2003 and 2002, GHC’s deferred tax balances were determined by reference to the differences in book and tax values of its assets and liabilities.

Current and deferred taxes calculated under the separate company approach to intercorporate tax allocation followed in preparing the combined financial statements may not necessarily reflect the impact of income taxes on results of operations, cash flows or financial position of GHC in the future.

Back to Contents

For the years ended September 30, 2003, 2002 and 2001, GHC provided $12.3 million, $27.0 million, and $0 million, respectively, for income taxes from continuing operations. At September 30, 2003 and 2002, GHC had deferred tax assets in excess of deferred tax liabilities, inclusive of tax benefits related to net operating loss carry-forwards. Because management believes it is more likely than not that the deferred tax assets will not be realized, the net deferred tax assets in their entirety remain subject to a 100% valuation allowance. At September 30, 2002, based on its interpretation of applicable provisions of the Internal Revenue Code and utilizing carve-out accounting methodologies, GHC had approximately $300 million of NOL carry-forwards, utilization of which is subject to limitation, and $62.8 million in NOL carry-forwards not subject to limitation. The actual net operating loss carry-forwards available to GHC following the spin-off will be significantly less than the net operating loss carry-forwards presented for the purpose of preparing GHC’s carve-out financial statements. The ultimate net operating loss carry-forwards available to GHC will not be determinable until the preparation of NCI’s federal tax return for its fiscal year ended September 30, 2004 is completed. Pursuant to SOP 90-7, (as defined in note 4 — “Fresh-Start Reporting”) future utilization of deferred tax assets existing at the October 2, 2001 bankruptcy emergence date will be applied first as a reduction of identifiable intangible assets and, then, as an increase to owner’s equity.

Comprehensive Income

Pursuant to the adoption of SFAS No. 130, “Reporting Comprehensive Income”, comprehensive income includes all changes to owner’s equity during a period, except those resulting from investments by and distributions to shareholders. The components of comprehensive income are shown in the combined statements of owner’s equity (deficit). See note 22 — “Comprehensive Income.”

Unfavorable Leases

At September 30, 2003, an unfavorable lease liability of $11.3 million is carried on the combined balance sheets in other long-term liabilities. The unfavorable lease credit was established at September 30, 2001 in accordance with the implementation of fresh-start reporting. Amortization of unfavorable leases is computed using the straight-line method over the individual terms of each unfavorable lease. See note 12 — “Leases and Lease Commitments.”

Stock Option Plan

GHC applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, GHC has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

In fiscal 2002, NCI adopted the 2001 Stock Option Plan (the “2001 Plan”). GHC’s employees participated in the 2001 Plan. Prior to the spin-off, a majority of employee stock options under the 2001 Plan were tendered in consideration for either cash or an accelerated vesting of restricted stock grants held by certain key executives.

The following table illustrates the effect on net income (in thousands) if the fair-value-based method had been applied to all outstanding and unvested awards in each period. Pro forma compensation expense has been allocated to GHC using management’s estimate of the portion of stock option grants made to employees that provide services to GHC.

	Successor Company		Predecessor Company
	2003	2002	2001

Net income as reported	$11,888	$37,551	$113,319
Less: pro forma compensation expense adjustment	(2,545)	(8,029)	—

Net income as adjusted	$9,343	$29,522	$113,319

The fair value of stock options granted in 2003 and 2002 is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 2003 and 2002: dividend yield of 0% (2003 and 2002); expected volatility of 39.18% (2003) and 36.92% (2002); a risk-free return of 2.69% (2003) and 3.8% (2002); and expected lives of 3.7 years (2003) and 8.1 years (2002).

Back to Contents

NCI did not make any stock option grants in 2001 and as a result of NCI’s deteriorating stock price following its voluntary petition for relief under Chapter 11 Bankruptcy, there were no outstanding stock options with intrinsic value during the year ended September 30, 2001. Consequently, there is no compensation cost in fiscal 2001 pursuant to the provisions of SFAS 123.

Reimbursement of Managed Property Labor Costs

The Company manages the operations of 57 eldercare centers. Under a majority of these arrangements, the Company employs the operational staff of the managed center for ease of benefit administration and bills the related wage and benefit costs on a dollar-for-dollar basis to the owner of the managed property. In this capacity, the Company operates as an agent on behalf of the managed property owner and is not the primary obligor in the context of a traditional employee/employer relationship. Historically, the Company has treated these transactions on a “net basis,” thereby not reflecting the billed labor and benefit costs as a component of its net revenue or expenses. For the years ended September 30, 2003, 2002 and 2001 the Company billed its managed clients $125.3 million, $140.5 million, and $153.6 million, respectively for such labor related costs.

Earnings Per Share

Historical earnings per share have not been presented as GHC was wholly-owned by NCI for all periods presented in the accompanying combined financial statements.

Use of Estimates

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these combined financial statements in conformity with accounting principles generally accepted in the United States of America. Some of the more significant estimates impact accounts receivable, long-lived assets and loss reserves for self-insurance programs. Additionally, the preparation of these combined financial statements required an extensive use of estimates to allocate assets, liabilities, revenues and expenses to GHC. Actual results could differ significantly from those estimates. See note 5 — “Certain Significant Risks and Uncertainties.”

Derivative Financial Instruments

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

In the normal course of business, GHC’s operations are exposed to risks associated with fluctuations in interest rates. For all periods presented, GHC was considered in NCI’s overall risk management strategy. NCI primarily utilized interest rate swap and cap agreements to manage exposure to interest rate changes related to its portfolio of borrowings. As a stand-alone company, GHC intends to routinely monitor its risks associated with fluctuations in interest rates and to consider the use of derivative financial instruments to hedge these exposures. Management of GHC does not expect to enter into financial instruments for trading or speculative purposes.

It is GHC’s accounting policy to recognize all derivative financial instruments for which it is obligated on the balance sheet at fair value. Changes in the fair value of a derivative that is designated as and meets the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified to earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap and cap agreements are included in interest expense.

GHC has recognized an allocated portion of interest expense in the accompanying combined statements of operations using a weighted average rate that considers the impact of NCI’s interest rate swap and cap agreements. The NCI interest rate swap and cap agreements were in force for the last two weeks of the year ended September 30, 2002, and therefore had an insignificant impact on the statement of operations in fiscal 2002. Because such interest rate swap and cap agreements are held by NCI and are not a contractual obligation of GHC, the fair value of these derivative financial instruments was not recognized on the combined balance sheet of GHC. If such derivative financial instruments were a contractual obligation of GHC, and GHC were to assume an allocated portion of such derivative financial instruments at the approximate percentage of NCI debt allocated to GHC, an allocated fair value of the derivative financial instruments of $2.9 million and $1.7 million would have been classified in other long-term liabilities in the combined balance sheets at September 30, 2003 and 2002 related to cash flow hedges, respectively, and $1.7 million and $1 million of after tax net unrealized losses related to interest rate swap and cap agreements, respectively, would be included in accumulated other comprehensive income at September 30, 2003 and 2002.

Back to Contents

The fair value of the NCI interest rate swap and cap agreements at September 30, 2003 and 2002 were determined based upon confirmations from third party financial institutions.

In connection with the spin-off and the repayment of NCI senior indebtedness, NCI terminated its interest rate swap agreements and the contracting parties were paid $3.5 million.

New Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business.” Applying the criteria in APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002 for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of SFAS 145. The most significant impact of the adoption of SFAS 145 is that effective October 1, 2002 any gains or losses on the extinguishment of debt that were classified as extraordinary items in prior periods that do not meet the new criteria of APB 30 for classification as extraordinary items have been reclassified. This reclassification includes the $1.0 billion gain recognized in fiscal 2001 in connection with the discharge of liabilities subject to compromise upon the Company’s emergence from Chapter 11 bankruptcy which is now included in income from continuing operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (the “Interpretation”), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The new requirements are effective for interim and annual financial statements ending after December 15, 2002. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee. This is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company applies the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. NCI had provided $23.2 million of financial guarantees that are attributable to GHC’s operations prior to December 31, 2002, related to loan and lease commitments of five jointly-owned and managed companies that remain in effect as of September 30, 2003. The adoption of the Interpretation did not have any impact on the combined financial statements of GHC.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003, with early adoption permitted. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has concluded that one of its joint venture partnerships that operates four eldercare centers requires consolidation under FIN 46 because the Company holds a majority of the related financial risks and rewards, despite the Company’s lack of voting control. This partnership has assets of $7.3 million, annual revenues of approximately $15.5 million, and de minimus net income. Effective in the second fiscal quarter of 2003, the Company began consolidating this entity, which is held for sale. Upon consolidation, the Company eliminated its investment in this partnership. GHC’s maximum exposure to loss as a result of its involvement with this partnership was $12.4 million, consisting of the $12.4 million financial guarantee related to the lease obligations of the joint venture partnership. Subsequent to September 30, 2003, the $12.4 million guarantee was terminated in connection with the sale of the partnership’s leasehold rights to an independent third party.

Back to Contents

(3)	Reorganization

Prior to the spin-off, GHC was wholly-owned by NCI. On June 22, 2000, (the “Petition Date”) NCI and certain of its direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On the same date, NCI’s 43.6% owned affiliate, The Multicare Companies, Inc. and certain of its direct and indirect subsidiaries (“Multicare”) and certain of its affiliates also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as “the Chapter 11 cases” or other general references to these cases unless the context otherwise requires).

NCI and Multicare’s financial difficulties were attributed to a number of factors. First, the federal government made fundamental changes to the reimbursement for medical services provided to individuals. The changes had a significant adverse impact on the healthcare industry as a whole and on NCI’s and Multicare’s cash flows. Second, the federal reimbursement changes exacerbated a long-standing problem of inadequate reimbursement by the states for medical services provided to indigent persons under the various states Medicaid programs. Third, numerous other factors adversely affected NCI’s and Multicare’s cash flows, including increased labor costs, increased professional liability and other insurance costs, and increased interest rates. Finally, as a result of declining governmental reimbursement rates and in the face of rising inflationary costs, NCI and Multicare were too highly leveraged to service their debt, including long-term lease obligations.

On October 2, 2001, (the “effective date”), NCI and Multicare consummated a joint plan of reorganization (the “Plan”) under Chapter 11 of the Bankruptcy Code (the “Reorganization”) pursuant to a September 20, 2001 order entered by the Bankruptcy Court approving the Plan proposed by NCI and Multicare. In general, the Plan provided for the resolution of all claims against NCI and Multicare as of the Petition Date in exchange for new indebtedness, preferred stock, warrants and/or common stock of NCI. In addition, Multicare became NCI’s wholly-owned subsidiary and a new board of directors was constituted.

In accordance with SOP 90-7 (as defined in note 4 — “Fresh-Start Reporting”), NCI recorded all expenses incurred as a result of the Bankruptcy filing separately as debt restructuring and reorganization costs. For purposes of preparing the accompanying combined statements of operations, debt restructuring and reorganization costs specifically attributable to GHC have been allocated accordingly. Certain debt restructuring and reorganization costs were allocated to GHC based upon GHC’s proportionate share of revenue. A summary of the principal categories of debt restructuring and reorganization costs and gain on discharge of debt from continuing operations follows (in thousands):

	Successor Company		Predecessor Company
	2003	2002	2001

Professional, bank and other fees	$—	$1,475	$40,932
Employee benefit related costs	—	—	10,834
Fresh-start valuation adjustment	—	—	672,689
Gain on discharge of debt	—	—	(1,011,345)
Other	—	1,700	3,679

	$—	$3,175	$(283,211)

Back to Contents

The fresh-start valuation adjustment represents the net write-down to fair value of the GHC’s assets and liabilities at September 30, 2001. The gain on debt discharge in 2001 represents the relief of GHC’s proportionate share of NCI’s obligations for liabilities subject to compromise.

(4)	Fresh-Start Reporting

Upon emergence from Chapter 11 proceedings, GHC adopted the principles of fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”)/(“fresh-start reporting”). For financial reporting purposes, GHC adopted the provisions of fresh-start reporting effective September 30, 2001. In connection with the adoption of fresh-start reporting, a new entity was deemed created for financial reporting purposes, the provisions of the Plan were implemented, assets and liabilities were adjusted to their estimated fair values and GHC’s accumulated owner’s deficit was eliminated.

The reorganization value of GHC, before consideration of post filing current and long term liabilities, was determined with the assistance of financial advisors in reliance upon various valuation methods, including discounted projected cash flow analysis, price/earnings ratios, and other applicable ratios and economic industry information, and through negotiations with the various creditor parties in interest.

The following reconciliation of the Predecessor Company’s combined balance sheet as of September 30, 2001 to that of the Successor Company was prepared to present the adjustments that give effect to the reorganization and fresh-start reporting.

The adjustments entitled “Reorganization” reflect the consummation of the Plan, and are summarized as follows:

•	Other long-term assets – represents the write-off of unamortized financing fees associated with debts that were discharged in connection with the Plan.

•
Current installments of long-term debt and long-term debt – represents the allocation of NCI newly issued joint and several debt in accordance with the Plan, as well as debts specifically held by GHC subsidiaries that were deemed unimpaired in accordance with the Plan.

•
Liabilities subject to compromise – represents the write-off of liabilities that were discharged under the Plan and the reclassification of debt obligations to appropriate debt accounts for those debts specifically held by GHC subsidiaries that were deemed unimpaired in accordance with the Plan.

•	Owner’s equity (deficit) – represents the recapitalization of NCI’s investment in GHC following the discharge of liabilities subject to compromise in accordance with the Plan.

The adjustments entitled “Fresh-Start Adjustments” reflect the adoption of fresh-start reporting, including management’s estimates of the fair value of its assets and liabilities by utilizing both independent appraisals and commonly used discounted cash flow valuation methods. The fresh-start adjustments are summarized as follows:

•	Property and equipment, net – represents the net write-down of property and equipment to its fair value.

•
Other long-term assets – represents the write-down of cost report receivables due principally from the Medicare program. In connection with the reorganization, the Company entered into a global settlement with the federal government regarding various unresolved reimbursement appeal issues. As a result of the settlement, the Company agreed not to further pursue collection of certain of its cost report receivable accounts due from Medicare.

•	Identifiable intangible assets – represents the fair value of customer contracts, trademarks and tradenames, and non-compete agreements.

•	Goodwill, net – represents the write-off of all unamortized goodwill, which was deemed unrecoverable.

•
Other long-term liabilities – represents the write-off of $40.1 million of deferred gains recorded on sale lease back transactions, offset by the recognition of $27.8 million of net unfavorable leaseliabilities recognized in order to carry certain above market operating leases at fair value.

•	Deferred income taxes – represents the revaluation of deferred tax assets and liabilities.

•	Minority interest – represents the elimination of GHC’s right to purchase its joint venture partners’ minority interest in Multicare for $2.0 million.

•	Owner’s equity (deficit) – represents the offsetting net loss recognized in fresh-start reporting related to the previously described fresh-start adjustments.

Back to Contents

Several of the Company’s subsidiaries did not file for Chapter 11 protection. The non-filing subsidiaries were not subject to the fresh-start reporting provisions under SOP 90-7 and, consequently, their balance sheets are reflected in the combined balance sheet at historical carrying value.

	Predecessor Company	Reorganization	Fresh-Start Adjustments	Successor Company

	(in thousands)
Assets:
Cash and equivalents, primarily restricted	$4,599	$—	$—	$4,599
Restricted investments in marketable securities	12,932	—	—	12,932
Accounts receivable, net	203,996	—	—	203,996
Prepaid expenses and other current assets	30,527	—	—	30,527

Total current assets	252,054	—	—	252,054

Property and equipment	1,251,888	—	(462,891)	788,997
Accumulated depreciation	(239,903)	—	236,560	(3,343)

Property and equipment, net	1,011,985	—	(226,331)	785,654
Restricted investments in marketable securities	38,693	—	—	38,693
Other long-term assets	87,567	(21,294)	(16,632)	49,641
Deferred income taxes	4,623	—	(4,623)	—
Identifiable intangible assets	—	—	10,799	10,799
Goodwill, net	480,332	—	(480,332)	—

Total assets	$1,875,254	$(21,294)	$(717,119)	$1,136,841

Liabilities and Owner’s Equity (Deficit)
Current installments of long-term debt	$—	$33,818	$—	$33,818
Accounts payable	39,165	—	—	39,165
Accrued expenses	45,953	—	162	46,115
Accrued compensation	71,080	—	—	71,080
Accrued interest	7,346	—	—	7,346
Current portion of self-insured liability reserves	12,932	—	—	12,932

Total current liabilities	176,476	33,818	162	210,456

Liabilities subject to compromise	1,938,477	(1,938,477)	—	—
Long-term debt	10,441	283,898	—	294,339
Self-insurance liability reserves	26,834	—	—	26,834
Other long-term liabilities	45,367	—	(12,302)	33,065
Minority interest	2,000	—	(2,000)	—
Owner’s equity (deficit)	(324,341)	1,599,467	(702,979)	572,147

Total liabilities and owner’s equity (deficit)	$1,875,254	$(21,294)	$(717,119)	$1,136,841

Accounting Pronouncements Adopted in Fresh-Start Reporting

As of September 30, 2001, and in accordance with the early adoption provisions of SOP 90-7, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

The principal provisions of SFAS No. 141 require that all business combinations be accounted for by the purchase method of accounting and identifiable intangible assets are to be recognized apart from goodwill.

Back to Contents

The principal provisions of SFAS No. 142 require that goodwill and other intangible assets deemed to have an indefinite useful life are not amortized but rather tested annually for impairment. Under SFAS No. 142, intangible assets that have finite useful lives continue to be amortized over their useful lives. SFAS No. 142 requires companies to test intangible assets for impairment that are not amortized at least annually by comparing the fair value of those assets to their recorded amounts. See note 10 — “Goodwill and Identifiable Intangible Assets.”

The principal provisions of SFAS No. 144 address financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes Statement of Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS No. 121”), it retains many of the fundamental provisions of that statement. Under SFAS No. 144, discontinued businesses, including assets held for sale, are removed from the financial results of continuing operations. See note 20 — “Assets Held for Sale and Discontinued Operations.”

(5)	Certain Significant Risks and Uncertainties

Spin-off

GHC has not yet operated as a stand-alone company, and has a new board of directors appointed by NCI. Following the spin-off, GHC has less financial and other resources than the larger pre-spin-off NCI. GHC’s ability to satisfy its obligations and maintain profitability is solely dependent upon the future performance of its operating businesses, and GHC is not able to rely upon the financial and other resources of those business lines remaining with NCI.

GHC and NCI agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin-off. In addition, GHC and NCI agreed to certain mutually beneficial commercial arrangements intended to reflect terms similar to those that would be agreed to by parties bargaining at arm’s-length.

Revenue Sources

GHC receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy services and other service related businesses.

The sources and amounts of GHC’s revenues are determined by a number of factors, including licensed bed capacity and occupancy rates of its eldercare centers, the mix of patients and the rates of reimbursement among payors. Likewise, payment for ancillary medical services, including services provided by GHC’s rehabilitation therapy services business, vary based upon the type of payor and payment methodologies. Changes in the case mix of the patients as well as payor mix among Medicare, Medicaid and private pay can significantly affect GHC’s profitability.

It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on GHC’s business and the business of GHC’s principal customers. Accordingly, there can be no assurance that the impact of any future healthcare legislation will not further adversely affect GHC’s business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels equivalent to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. GHC’s financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

GHC’s inpatient services segment earned revenues from the following payor sources for the periods presented:

	Fiscal year ended
	2003	2002	2001

Medicaid	50%	48%	48%
Medicare	28%	29%	27%
Private pay and other	22%	23%	25%

	100%	100%	100%

Back to Contents

(6)	Significant Transactions and Events

ElderTrust Transactions:

On September 11, 2003, GHC entered into agreements with ElderTrust, a real estate investment trust from which GHC leased or subleased 18 of its eldercare facilities and eight managed and jointly-owned facilities. The principal terms of the agreements are as follows:

•
GHC agreed to purchase two skilled nursing facilities having 210 skilled nursing beds and 67 assisted living beds, and three assisted living facilities having 257 beds, for $24.8 million. GHC previously leased these properties from ElderTrust at an annual cash basis and accrual basis lease cost of $2.4 million and $1.5 million, respectively;

•
GHC agreed to pay ElderTrust $32.3 million to reduce annual cash basis and accrual basis lease cost associated with nine properties by $6.9 million and $1.2 million, respectively, and acquire options to purchase seven properties currently subleased to GHC by ElderTrust. On October 29, 2003, GHC paid ElderTrust $2.3 million to reduce the rents of two of the nine eldercare facilities, and on November 7, 2003 paid ElderTrust the remaining $30.0 million to reduce the rents of the other seven aforementioned eldercare facilities; and

•	ElderTrust was paid $5.0 million upon consummation of the spin-off in exchange for ElderTrust’s consent to the assignment of all remaining leases and guarantees from NeighborCare to GHC.

On August 13, 2003, GHC acquired the remaining ownership interest in an unconsolidated joint-venture partnership that operates four skilled nursing facilities with 600 skilled nursing and 125 assisted living beds. Each of the four eldercare centers had been leased to the partnership from ElderTrust. GHC purchased its joint venture partner’s interest in the unconsolidated partnership for $3.1 million and will subsequently purchase one of the four eldercare properties from ElderTrust for $2.6 million. Additionally, GHC paid ElderTrust $2.5 million to reduce the annual cash basis and accrual basis lease expense of one of the three remaining leased facilities by $0.4 million and $0.2 million, respectively. The lease terms of the three facilities that will continue to be leased from ElderTrust were extended from 2010 to 2015.

(7)	Restricted Investments in Marketable Securities

Marketable securities (classified as available for sale) are held by the Company’s wholly-owned subsidiary, Liberty Health Corporation, LTD. (“LHC”), incorporated under the laws of Bermuda. LHC provides various insurance coverages to the Company and to unrelated entities, most of which are managed by the Company.

The current portion of restricted investments in marketable securities represents an estimate of the level of outstanding losses the Company expects to pay in the succeeding year.

Marketable securities at September 30, 2003 of the Company consist of the following (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Fixed interest securities:
U.S. mortgage backed securities	$5,475	$677	$—	$6,152
Corporate bonds	9,771	658	—	10,429
Government bonds	1,368	21	42	1,347
Term deposits	1,028	—	—	1,028
Equity securities	1,102	380	—	1,482
Money market funds	70,153	—	—	70,153

	$88,897	$1,736	$42	$90,591

Less: Current portion of restricted investments				(29,320)

Long-term restricted investments				$61,271

Back to Contents

Marketable securities at September 30, 2002 of the Company consisted of the following (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Fixed interest securities:
U.S. mortgage backed securities	$5,464	$774	$—	$6,238
Corporate bonds	12,209	633	(42)	12,800
Government bonds	1,413	22	(95)	1,340
Term deposits	2,495	—	—	2,495
Equity securities	1,103	—	—	1,103
Money market funds	62,171	—	—	62,171

	$84,855	$1,429	$(137)	$86,147

Less: Current portion of restricted investments				(20,542)

Long-term restricted investments				$65,605

Fixed interest securities held at September 30, 2003 mature as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$3,060	$3,088
Due after 1 year through 5 years	10,988	11,983
Due after 5 years through 10 years	2,010	2,229
Over 10 years	556	628

	$16,614	$17,928

Actual maturities may differ from stated maturities because borrowers have the right to call or prepay certain obligations with or without prepayment penalties.

In the normal course of business, LHC’s bankers have issued letters of credit totaling $87.9 million in 2003 and $74.9 million in 2002 in favor of insurers. Cash and equivalents in the sum of $4.1 million, and investments with an amortized cost of $87.7 million and a market value of $89.4 million are pledged as security for these letters of credit as of September 30, 2003.

(8)	Property and Equipment

Property and equipment at September 30, 2003 and 2002 consist of the following (in thousands):

	2003	2002

Land	$69,162	$77,505
Buildings and improvements	575,494	587,641
Equipment, furniture and fixtures	97,634	88,682
Construction in progress	3,986	12,823

	746,276	766,651
Less: accumulated depreciation	(73,109)	(38,204)

Net property and equipment	$673,167	$728,447

In accordance with the provisions of fresh-start reporting, the Company revalued its property and equipment to estimated fair value at September 30, 2001, with the exception of certain subsidiaries that were not party to the Chapter 11 cases. Such subsidiaries’ property and equipment, and related accumulated depreciation, remain at their historical carrying value.

Property and equipment includes an allocation of information systems related equipment with a net carrying value of approximately $9.0 million at September 30, 2003 and 2002 that is managed and controlled by NCI on a centralized basis. The allocation of such equipment was based upon GHC’s proportionate share of revenue.

Back to Contents

(9)	Other Long-Term Assets

Other long-term assets at September 30, 2003 and 2002 consist of the following (in thousands):

	2003	2002

Notes receivable and revenue bonds, net	$16,493	$15,250
Deferred financing fees, net	3,538	5,052
Cost report receivables, net	2,123	3,461
Property deposits and funds held in escrow	21,046	13,836
Investments in unconsolidated affiliates	8,388	13,739
Other, net	6,281	2,431

Other long-term assets	$57,869	$53,769

Notes receivable and revenue bonds, net at September 30, 2003 and 2002 bear interest at rates ranging from 6.00% to 10.00% and mature at various dates ranging from 2004 to 2029. The majority of the mortgage notes and revenue bonds are secured by first or second mortgage liens on underlying facilities and personal property, accounts receivable, inventory and/or gross facility receipts, as defined.

GHC has agreed to provide third parties, including facilities under management contract, with $3.9 million of working capital lines of credit. The unused portion of working capital lines of credit was $1.6 million at September 30, 2003. See note 18 – “Commitments and Contingencies”.

(10)	Goodwill and Identifiable Intangible Assets

The combined statements of operation for the year ended September 30, 2001 includes $14.3 million of goodwill amortization. In connection with the adoption of fresh-start reporting, GHC’s goodwill of approximately $480.3 million was written down to zero. The following table adjusts the reported income from continuing operations for the year ended September 30, 2001 on a pro forma basis assuming the provisions of SFAS No. 142 were adopted effective October 1, 2000 (in thousands):

Predecessor Company
2001

Income from continuing operations – as reported	$141,194
Add: after-tax goodwill amortization	14,342

Income from continuing operations – as adjusted	$155,536

The change in the carrying value of goodwill for the year ended September 30, 2003 is as follows (in thousands):

2003

Balance at beginning of period	$—
Goodwill related to current year acquisition	2,953

Balance at end of period	$2,953

Identifiable intangible assets at September 30, 2003 and 2002 consist of the following (in thousands):

Classification	2003	2002	Estimated Life (Years)

Customer Contracts	$1,453	—	5
Non-Competition agreements	1,308	—	5-7

Identifiable intangible assets	2,761	—

Accumulated amortization	(520)	—

Identifiable intangible assets, net	$2,241	—

Identifiable intangible assets were reduced to zero in the year ended September 30, 2002 pursuant to SOP 90-7 as a consequence of the utilization of deferred tax assets. See note 13 — “Income Taxes.” Aggregate amortization expense for amortizing identifiable assets for the year ended September 30, 2003 was $0.5 million. Amortization expense for the next five fiscal years is $0.5 million in fiscal 2004, $0.5 million in fiscal 2005, $0.5 million in fiscal 2006, $0.5 million in fiscal 2007 and $0.1 million in fiscal 2008.

Back to Contents

(11)	Long-Term Debt

Long-term debt at September 30, 2003 and 2002, including debt allocated or directly attributed to GHC, consist of the following (in thousands):

	September 30, 2003		September 30, 2002
	Total NCI	Allocated to GHC	Total NCI	Allocated to GHC

Allocated debt of NCI	$555,213	$219,945	$603,416	$252,738
Mortgages and other secured debt		46,287		73,738

		266,232		326,476
Less:
Current portion of long-term debt		(12,039)		(45,566)

Long-term debt		$254,193		$280,910

Allocated debt of NCI

Prior to the spin-off and at September 30, 2003, GHC and NCI jointly and severally guaranteed approximately $555.2 million of NCI’s senior debt. The joint and several debt of NCI allocated to GHC and described below was repaid subsequent to September 30, 2003 in connection with the spin-off and the recapitalization of GHC and NCI. See “New Financing Arrangements” below.

Included in GHC’s financial statements is an allocated portion of NCI’s joint and several debt issued in connection with the Reorganization of NCI in 2001. For the purpose of preparing the carve-out financial statements at September 30, 2001, GHC’s allocation of joint and several debt was based upon the level of debt estimated to be attributed to the operations of GHC upon emergence from bankruptcy. This allocation is consistent with the capital structure agreed to by creditors and the Bankruptcy Court. Specifically, the initial debt allocation equals three times fiscal 2001 EBITDA, as adjusted. EBITDA, as adjusted, is calculated by subtracting from revenue all operating expenses and lease expense before certain charges described in note 17 — “Loss on Impairment and Other Charges.” Joint and several debt at September 30, 2003 and 2002 was derived by rolling forward the joint and several debt balance attributed to GHC at September 30, 2001 for debt transactions specific to GHC’s operations. During fiscal 2002, joint and several debt of $10 million was borrowed by GHC in order to exercise an option to purchase three eldercare centers. Also during fiscal 2002, approximately $28 million of joint and several debt was borrowed by GHC to refinance several higher rate fixed mortgages. During fiscal 2003, the repayment of $60.2 million of debt was attributed to GHC’s operations principally from proceeds of GHC asset sales. As a result of this allocation approach, joint and several debt of $219.9 million and $252.7 million at September 30, 2003 and 2002, respectively, is allocated to GHC. The weighted average interest rate on the allocated debt at September 30, 2003 and 2002 was 6.7% and 6.4%, respectively.

Mortgages and other secured debts

At September 30, 2003 and 2002, GHC had $46.3 million and $73.7 million, respectively, of other secured debt consisting principally of revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development. These loans are secured by the underlying real and personal property of individual eldercare centers and have fixed rates of interest ranging from 3% to 11%, with a weighted average rate of 9.1% and 8.8% at September 30, 2003 and 2002, respectively.

The maturity of total debt of $266.2 million at September 30, 2003 is as follows: $12.0 million in fiscal 2004, $4.4 million in fiscal 2005, $4.6 million in fiscal 2006, $207.4 million in fiscal 2007, $2.0 million in fiscal 2008 and $35.8 million thereafter.

New Financing Arrangements

In connection with the spin-off, both GHC and NCI entered into new financing arrangements in an effort to extinguish all senior secured joint and several debt and to separately provide adequate capital to both organizations.

Back to Contents

In October 2003, GHC issued 8% senior subordinated notes in an aggregate principal amount of $225.0 million, with a term of ten years. On December 1, 2003, GHC entered into a senior credit facility that provides for a term loan of approximately $185.0 million, which was fully drawn at the consummation of the spin-off and a revolving credit facility of $75.0 million, none of which was drawn at the consummation of the spin-off. The term loan has a seven year term and amortizes one percent per year through year six. The revolving credit facility has a five year term. Of the $410.0 million of borrowings under the new financing arrangements, GHC retained $49.1 million to fund working capital and other requirements, expended approximately $10.0 million for financing related fees, and transferred $350.9 million to NCI, which used the funds to repay existing indebtedness of NCI. GHC’s new senior credit facility includes an excess cash flow recapture requirement that may increase the required principal payments above contractual minimum amounts each year depending on a defined formula in the senior credit agreement. The term loan portion of GHC’s new senior credit facility has a rate of interest of LIBOR plus 2.75% or a base rate plus an applicable margin. The revolving portion of GHC’s new senior credit facility has a rate of interest of LIBOR plus 3.00% or a base rate plus an applicable margin on any borrowings thereunder, and a commitment fee on the revolving portion of 0.50% on any unused commitment.

The agreements and instruments governing GHC’s new financing arrangements contain various restrictive covenants that, among other things, require it to comply with or maintain certain financial tests and ratios and restrict GHC’s ability to:

•	incur more debt;

•	pay dividends, purchase company stock or make other distributions;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	make acquisitions;

•	merge or consolidate; and

•	transfer or sell assets.

GHC’s new financing arrangements require it to maintain compliance with certain financial and non-financial covenants, including minimum EBITDAR (earnings before interest, tax, depreciation, amortization and rents), limitations on capital expenditures, maximum leverage ratios, minimum fixed charge coverage ratios and minimum net worth.

Under the terms of GHC’s senior subordinated notes, the notes are not redeemable until on or after October 28, 2008. GHC may, however, use the net proceeds from one or more equity offerings to redeem up to 35% of the aggregate principal amount of the notes issued on or before October 15, 2006 at 108% of the principal amount, plus accrued and unpaid interest to the redemption date, subject to the terms of the notes.

(12)	Leases and Lease Commitments

The Company leases certain facilities under operating leases. Future minimum payments for the next five years under non-cancellable operating leases at September 30, 2003 are as follows (in thousands):

Year ending September 30,	Minimum Payment

2004	$18,478
2005	18,206
2006	15,810
2007	14,751
2008	14,238
Thereafter	12,513

Back to Contents

For the year ended September 30, 2003, the Company incurred $29.1 million of lease obligation costs. The Company classifies operating lease costs associated with its eldercare centers and corporate office sites as lease expense in the combined statements of operations, while the operating lease costs of other health service sites are included within other operating expenses.

In connection with the adoption of fresh-start reporting, the Company recorded an unfavorable lease credit associated with 40 leased properties which is amortized using the straight-line method over the remaining lives of the leases. The unfavorable component of these lease contracts was estimated using market comparable lease coverage ratios for similar assets. The unfavorable lease liability at September 30, 2003 of $11.3 million, included in other long-term liabilities, will be amortized as a reduction to lease expense over the remaining lease terms, which have a weighted average term of 3.4 years.

(13)	Income Taxes

Total income tax expense (benefit) for the years ended September 30, 2003, 2002 and 2001 was as follows (in thousands):

	Successor Company		Predecessor Company
	2003	2002	2001

Income from continuing operations before equity in net income (loss) of unconsolidated affiliates and minority interests	$12,335	$26,978	$—
Loss from discontinued operations	(13,554)	(3,580)	—

Total	$(1,219)	$23,398	$—

The components of the provision for income taxes on income from continuing operations for the years ended September 30, 2003, 2002 and 2001 were as follows (in thousands):

	Successor Company		Predecessor Company
	2003	2002	2001

Current:
Federal	$(4,443)	$—	$—
State	—	—	—

	(4,443)	—	—

Deferred:
Federal	12,434	22,568	—
State	4,344	4,410	—
	16,778	26,978	—

Total	$12,335	$26,978	$—

Back to Contents

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to net income (loss) from continuing operations before income taxes, equity in net income (loss) of unconsolidated affiliates and minority interests (in thousands):

	Successor Company		Predecessor Company
	2003	2002	2001

Computed “expected” tax	$15,057	$24,212	$52,998
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal tax benefits	2,823	2,796	—
Amortization of goodwill	—	—	4,357
Targeted jobs tax credit	(1,102)	(1,301)	(1,157)
Write-off of non deductible goodwill	—	—	241,984
Change in valuation allowance	—	—	(297,956)
Carry-back of losses allowed under Job Creation and Worker Assistance Act of 2002	(4,443)	—	—
Other, net	—	1,271	(226)

Total income tax expense	$12,335	$26,978	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2003 and 2002 are presented below (in thousands):

	2003	2002

Deferred Tax Assets:
Accounts receivable	$12,314	$13,679
Accrued liabilities and reserves	45,893	43,456
Net operating loss carry-forwards	141,500	117,000
Net unfavorable leases	7,448	8,352
Other	10,219	9,773

Deferred tax assets	217,374	192,260

Valuation allowance	(127,573)	(130,797)

Net deferred tax assets	89,801	61,463

Deferred Tax Liabilities:
Accrued liabilities and reserves	(11,642)	(8,304)
Depreciation	(78,159)	(53,159)

Total deferred tax liabilities	(89,801)	(61,463)

Net deferred taxes	$—	$—

Prior to the spin-off, GHC will not file a separate federal tax return. It is included in the consolidated federal tax return filed by NCI, and will file its own federal tax returns for periods subsequent to the spin-off.

The tax provisions reflected in the combined statements of operations and the deferred and current tax amounts reflected in the combined balance sheets have been computed based on GHC’s separate company book/tax differences to arrive at GHC’s taxable income. GHC’s net operating loss (NOL) carry-forward represents unutilized taxable losses after reduction for cancellation of debt income available for NOL carry-forwards.

At September 30, 2003 and 2002, GHC’s deferred tax balances were determined by reference to the differences in book and tax values of its assets and liabilities.

Current and deferred taxes calculated under the separate company approach to intercorporate tax allocation followed in preparing the combined financial statements may not necessarily reflect the impact of income taxes on the results of operations, cash flows or financial position of GHC in the future.

Back to Contents

For the years ended September 30, 2003, 2002 and 2001, GHC provided $12.3 million, $27.0 million, and $0 million, respectively for income taxes from continuing operations. At September 30, 2003 and 2002, GHC had deferred tax assets in excess of deferred tax liabilities, inclusive of tax benefits related to net operating loss carry-forwards. Because management believes it is more likely than not that the net deferred tax assets will not be realized, the net deferred tax assets in their entirety remain subject to a 100% valuation allowance. At September 30, 2003, based on its interpretation of applicable provisions of the Internal Revenue Code and utilizing carve-out accounting methodologies, GHC had approximately $300 million of NOL carry-forwards, utilization of which is subject to limitation and $62.8 million in NOL carry-forwards not subject to limitation. The actual net operating loss carry-forwards available to GHC following the spin-off will be significantly less than the net operating loss carry-forwards presented for the purpose of preparing GHC’s carve-out financial statements. The ultimate net operating loss carry-forwards available to GHC will not be determinable until the preparation of NCI’s federal tax return for its fiscal year ended September 30, 2004 is completed. Pursuant to SOP 90-7, future utilization of deferred tax assets existing at the October 2, 2001 bankruptcy emergence date were applied first as a reduction of identifiable intangible assets and, then, as an increase to owner’s equity.

(14)	Related Party Transactions

Historically, cash collected by GHC in excess of operating needs has been transferred to NCI, and GHC’s cash requirements have been funded by NCI. Other than net income, all capital transactions between GHC and NCI have been recorded in the intercompany capital account entitled NCI’s equity in GHC.

NCI provided certain general and administrative services to GHC, including finance, legal, treasury, information systems and human resources. The cost for these services was allocated to GHC based upon various allocation percentages dependent upon the type of service provided. For instance, certain costs were allocated based upon GHC’s proportionate share of revenues, labor related costs or other operating expenses; as well as other methods which management believes to be reasonable. These cost allocations were $43.2 million, $47.1 million and $42.4 million in fiscal 2003, 2002 and 2001, respectively. As a result of the spin-off, GHC will be required to perform these general and administrative services using its own resources or purchased services and will be responsible for the costs and expenses associated with the management of a public company. GHC and NCI have agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin-off. In addition, GHC and NCI have agreed to certain mutually beneficial commercial arrangements intended to reflect terms similar to those that would be agreed to by parties bargaining at arm’s-length.

NeighborCare provides institutional pharmacy services to GHC. Sales to GHC affiliates totaled $78.0 million, $100.5 million and $98.1 million in fiscal 2003, 2002 and 2001, respectively.

(15)	NCI’s Equity in GHC

	2003	2002

Balance at beginning of year	$601,925	$571,955
Net income	11,888	37,551
Net transactions with NCI	(34,353)	(7,581)

Balance at end of year	$579,460	$601,925

Prior to the spin-off, substantially all of the Company’s cash accounts were linked to NCI’s centralized cash management system. Accordingly, substantially all cash generated from or used in GHC’s operations was transferred to and from NCI. For instance, NCI funded nearly all routine and capital cash disbursements on behalf of GHC. Likewise, on a daily basis, GHC transferred its cash receipts directly to the concentrated bank account of NCI. The net effect of these cash transfers has been reflected in the “NCI’s Equity in GHC” account as shown in the equity section of the combined balance sheets. The net transactions with NCI as reflected in our combined statements of cash flows represent cash activities between NCI and GHC as previously described. The advances and distributions to and from NCI as reflected in the combined statements of owner’s equity include the cash activities as reflected in the combined statements of cash flows as well as certain non-cash adjustments to NCI’s equity in GHC. Such non-cash adjustments to NCI’s equity in GHC principally relate to the distribution of NCI common and preferred stock in connection with transactions that are directly attributable to GHC subsidiaries, as well as non-cash income tax provisions. The financing activities between NCI and GHC have been in the form of equity capital advances and there were no formal repayment or interest arrangements, nor any expectation of any such arrangements in the future. The average balance of NCI’s equity in GHC for the years ended September 30, 2003, 2002 and 2001 were $590.7 million, $586.9 million and $43.0 million, respectively.

Back to Contents

(16)	Stock Option Plans

In fiscal 2002, NCI adopted the 2001 Stock Option Plan (the “2001 Plan”). The aggregate number of shares of common stock that may be issued under the 2001 Plan is 3,480,000, of which 3,305,000 may be issued to non-directors and 175,000 may be issued solely to directors.

GHC’s employees participated in the 2001 Plan. In May 2003, NCI accepted for exchange and cancellation employee stock options (“Options”) to purchase 1,724,000 shares of its common stock, par value $0.02 per share (“Common Stock”) granted pursuant to the 2001 Plan. These Options were tendered in consideration for either an accelerated vesting of restricted stock grants held by certain key executives and/or cash.

The information in the following table is based upon an allocation of stock option grants made to employees that provide services to GHC under NCI’s stock option plan.

	Option Price Per Share	Outstanding	Exercisable	Available for Grant

Balance at September 30, 2001	—	—	—	—

Authorized	—	—	—	2,183,726
Granted	$18.75-$20.33	1,251,250	—	(1,251,250)
Exercisable	—	—	254,587	—

Balance at September 30, 2002	$18.75-$20.33	1,251,250	254,587	932,746

Granted	$15.06	27,500	—	(27,500)
Exercisable	—	—	(254,587)	—
Canceled/Forfeited	—	(1,278,750)	—	1,278,750

Balance at September 30, 2003	—	—	—	2,183,726

The options activity presented in the table above represents allocated grants of those former NCI employees that are current employees of GHC and as such, no forfeited options of previously terminated employees of NCI were allocated to GHC.

Following the spin-off, GHC adopted a stock option plan that provides for the grant of incentive stock options and non-qualified stock options for officers, key employees and non-employee directors. A total of 1,500,000 shares of GHC common stock are reserved for issuance under GHC’s stock option plan.

(17)	Loss on Impairment of Assets and Other Charges

	Successor Company		Predecessor Company
	2003	2002	2001

Asset impairments	$—	$1,456	$—
Uncollectible receivables	—	—	47,753
Other charges	—	—	25,339

Charges included in operating expenses	$—	$1,456	$73,092

Asset impairments

In 2002, the Company wrote-off $1.5 million of long-lived assets that it deemed impaired related to two eldercare center projects still in the development stages.

Uncollectible receivables

During fiscal 2001, the Company performed periodic assessments of the collectibility of amounts due from certain current and former customers in light of the adverse impact of changes to the Medicare reimbursement system on their liquidity and profitability. In certain cases, customers filed for protection under Chapter 11 of the Bankruptcy Code. As a result of the Company’s assessments, the carrying value of notes receivable, advances and trade receivables due from these customers was written down by $27.4 million.

Back to Contents

In fiscal 2001, management performed a re-evaluation of its allowance for doubtful accounts triggered by deterioration in the agings of certain categories of receivables. Management believed that such deterioration in the agings were due to several prolonged negative factors related to the operational effects of the bankruptcy filings such as personnel shortages and the time demands required in normalizing relations with vendors and addressing a multitude of bankruptcy issues. As a result of this re-evaluation, management determined that an increase in the allowance for doubtful accounts of $20.4 million was necessary.

Other charges

In fiscal 2001, as a result of adverse claims development, management re-evaluated the levels of reserves established for certain self-insured and other programs, including workers’ compensation, health insurance and general liability insurance, resulting in charges of $12.3 million.

In fiscal 2001, GHC incurred charges of $13.0 million principally related to contract and litigation matters and settlements, and certain other charges.

(18)	Commitments and Contingencies

Financial Commitments

Requests for providing commitments to extend financial guarantees and extend credit are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the need for any reserves for possible credit and guarantee loss.

The Company has extended $3.9 million in working capital lines of credit to certain jointly owned and managed companies, of which $1.6 million was unused at September 30, 2003. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

The Company is a party to joint venture partnerships whereby its ownership interests are 50% or less of the total capital of the partnerships. The Company accounts for these partnerships using the equity method of accounting and, therefore, the assets, liabilities and operating results of these partnerships are not consolidated with the Company’s. The carrying value of the Company’s investment in joint venture partnerships is $8.4 million and $13.7 million at September 30, 2003 and 2002, respectively.

Although the Company is not contractually obligated to fund operating losses of these partnerships, in certain cases it has extended credit to such joint venture partnerships in the past and may decide to do so in the future in order to realize economic benefits from its joint venture relationship. Management assesses the creditworthiness of such partnerships in the same manner it does other third-parties. As of September 30, 2003, the Company has provided $10.8 million of financial guarantees related to loan commitments of four jointly owned and managed companies that are attributed to its operations. As of September 30, 2003, the Company has also provided $12.4 million of financial guarantees related to lease obligations of one jointly-owned and managed company that operates four eldercare centers that are attributed to its operations. This obligation was subsequently relieved in October 2003 upon the sale of the jointly-owned partnership’s leasehold rights to an independent third party. The guarantees are not recorded as liabilities on the Company’s balance sheet unless it is required to perform under the guarantee. Credit risk represents the accounting loss that would be recognized at the reporting date if the counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties. Following the spin-off, the Company continues to be obligated under these guarantee agreements.

Legal Proceedings

GHC is a party to litigation arising in the ordinary course of business. Management does not believe the results of such litigation, even if the outcome is unfavorable, would have a material adverse effect on the financial position of GHC.

Back to Contents

Spin-off Contingencies

The separation and distribution agreement generally provides for a full and complete release and discharge as of the date of the consummation of the spin-off of all liabilities existing or arising from all acts and events occurring or failing to occur or alleged to have occurred or to have failed to occur and all conditions existing or alleged to have existed on or before the date of the consummation of the spin-off between or among NCI and its affiliates, on the one hand, and GHC and its affiliates, on the other hand, including any contractual agreements or arrangements existing or alleged to exist between or among those parties on or before that date.

GHC has agreed to indemnify, defend and hold harmless NCI and its affiliates, and each of its directors, officers and employees, from and against all liabilities relating to, arising out of or resulting from:

•	the failure of GHC, or its affiliates, or any other person to pay, perform or otherwise promptly discharge any of the liabilities of the eldercare businesses;

•	any liabilities of the eldercare businesses and the operation of the eldercare businesses at any time before or after the spin-off;

•	any breach by GHC or its affiliates of the separation and distribution agreement or any of the ancillary agreements entered into in connection with the separation and distribution agreement;

•	one-half of any liabilities arising out of the 2001 joint plan of reorganization (other than certain liabilities specifically allocated in the separation and distribution agreement); and

•	specified disclosure liabilities.

NCI has agreed to indemnify, defend and hold harmless GHC and its affiliates, and each of its directors, officers and employees, from and against all liabilities relating to, arising out of or resulting from:

•	the failure of NCI, or its affiliates, or any other person to pay, perform or otherwise promptly discharge any of its liabilities, other than liabilities of the eldercare businesses;

•	any of NCI liabilities, other than liabilities of the eldercare businesses, and the operation of its business other than the eldercare businesses at any time before or after the spin-off;

•	any breach by NCI or its affiliates of the separation and distribution agreement or any of the ancillary agreements entered into in connection with the separation and distribution agreement;

•	one-half of any liabilities arising out of the 2001 joint plan of reorganization (other than certain liabilities specifically allocated in the separation and distribution agreement); and

•	specified disclosure liabilities.

(19)	Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments at September 30, 2003 and 2002 consist of the following (in thousands):

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and equivalents, primarily restricted	$8,791	$8,791	$7,420	$7,420
Restricted investments in marketable securities	90,591	90,591	86,147	86,147
Accounts receivable, net	186,570	186,570	200,158	200,158
Accounts payable	31,478	31,478	38,117	38,117
Debt	266,232	278,970	326,476	344,137

The carrying value of cash and equivalents, net accounts receivable and accounts payable is equal to its fair value due to their short maturity. The Company’s restricted investments in marketable securities are carried at fair value.

The fair value of debt is computed using discounted cash flow analysis, based on the Company’s estimated incremental borrowing rate at the end of each fiscal period presented.

Back to Contents

(20)	Assets Held for Sale and Discontinued Operations

In the normal course of business, GHC continually evaluates the performance of its operating units, with an emphasis on selling or closing under-performing or non-strategic assets. On September 30, 2001, GHC adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS 144). Under SFAS 144, discontinued businesses, including assets held for sale, are removed from the results of continuing operations. The results of operations in the current and prior year periods, along with any cost to exit such businesses in the year of discontinuation, are classified as discontinued operations in the combined statements of operations. Businesses sold or closed prior to GHC’s adoption of SFAS 144 continue to be reported in the results of continuing operations.

Since GHC’s adoption of SFAS 144, the Company has classified several businesses as held for sale or closed. An increasing trend in malpractice litigation claims, rising costs of eldercare malpractice litigation, losses associated with these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. These problems are particularly acute in the state of Florida where, because of higher claim amounts, general liability and professional liability costs have become increasingly expensive. This increase in insurance costs prompted GHC to sell its otherwise profitable operations in the state of Florida during fiscal 2003. Since GHC’s inception, it has continued to develop its eldercare network in concentrated geographic markets in the eastern United States. The geographic location of GHC’s eldercare centers in the states of Illinois and Wisconsin relative to its strategic geographic markets, combined with the operating performance of those centers, prompted GHC to identify those assets as held for sale during fiscal 2002. In addition to these assets, GHC identified 13 eldercare centers in other states, one rehabilitation therapy services clinic, two physician services practices and its ambulance business as held for sale or closed due to under-performance.

Interest expense has been allocated to discontinued operations for all periods presented based on allocated debt expected to be repaid in connection with the sale of the assets. The amount of after-tax interest expense allocated to discontinued operations in fiscal 2003, fiscal 2002 and fiscal 2001 was $2.3 million, $3.8 million, and $8.6 million, respectively.

GHC has separately classified $18.3 million and $46.1 million of carrying value associated with its assets held for sale in its combined balance sheets at September 30, 2003 and 2002, respectively.

The following table sets forth net revenues and the components of loss from discontinued operations for the years ended September 30, 2003, 2002, and 2001 (in thousands):

	Successor Company		Predecessor Company
	Years Ended September 30,		Year Ended September 30, 2001
	2003	2002

Net revenues	$143,779	$240,492	$237,840

Net operating loss of discontinued businesses	$(18,792)	$(2,694)	$(27,876)
Loss on discontinuation of businesses	(14,047)	(6,487)	—
Income tax benefit	13,554	3,580	—

Loss from discontinued operations, net of taxes	$(19,285)	$(5,601)	$(27,876)

The loss on discontinuation of businesses includes the write-down of assets to estimated net realizable value.

(21)	Segment Information

The Company’s principal operating segments are identified by the types of products and services from which revenues are derived and are consistent with the reporting structure of the Company’s internal organization.

The Company includes in inpatient services revenues all room and board charges and ancillary service revenue for its eldercare customers at the eldercare centers which the Company owns or leases.

The Company includes in rehabilitation therapy services all revenue earned from the provisions of speech pathology, physical therapy and occupational therapy.

The accounting policies of the segments are the same as those of the combined organization. All intersegment sales prices are market based.

Back to Contents

The Company’s capital costs in the following segment information (depreciation and amortization, lease expense, and interest expense), as well as minority interests for the years ended September 30, 2003 and 2002, reflect the provisions of the Plan and the impact of fresh-start reporting. These costs for periods prior to the Company’s emergence from bankruptcy generally were recorded based on historical costs or contractual agreements and do not reflect the provisions of the Plan. Accordingly, capital costs of the Successor Company for the years ended September 30, 2003 and 2002 are not comparable to those of the Predecessor Company in 2001.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “All other services and corporate costs” category of revenues and EBITDA represents operating information of business units below the prescribed quantitative thresholds that trigger segment reporting requirements, and our corporate support functions. These operating business units in this category derive revenues from the following services: management services, consulting services, homecare services, physician services, diagnostic services, hospitality services, respiratory health services, staffing services and other healthcare related services. The “Other adjustments” category consists of certain expenses that have not been allocated to our reportable segments or the “All other services and corporate costs” category. This approach to segment reporting is consistent with the Company’s internal financial reporting and the information used by the chief operating decision maker regarding the performance of our reportable and non-reportable segments.

	Successor Company		Predecessor Company
	2003	2002	2001

	(in thousands)
Revenues:
Inpatient services – external	$1,229,239	$1,201,071	$1,136,273
Rehabilitation services:
External	120,306	88,139	72,845
Intersegment	82,215	84,239	79,580
All other services:
External	53,747	64,815	73,920
Intersegment	63,944	86,553	74,618
Elimination of intersegment revenues	(146,159)	(170,792)	(154,198)

Total net revenues	1,403,293	1,354,025	1,283,039

EBITDA (1):
Inpatient services	120,761	140,884	115,974
Rehabilitation services	30,991	28,461	24,798
All other services and corporate costs	(52,649)	(41,197)	(30,791)
Debt restructuring and reorganization costs	—	(3,175)	283,211
Other adjustments (2)	1,123	(1,456)	(73,092)
Net loss on sale of eldercare centers	—	—	(540)

Total EBITDA	100,226	123,517	319,559

Capital and other:
Combined:
Depreciation and amortization	(39,626)	(37,213)	(65,014)
Interest expense	(17,579)	(17,128)	(103,122)
Income tax expense	(12,335)	(26,978)	—
Equity in net income (loss) of unconsolidated affiliates	794	1,196	(10,228)
Minority interests	(307)	(242)	—

Income from continuing operations	31,173	43,153	141,195
Loss from discontinued operations, net of taxes	(19,285)	(5,601)	(27,876)

Net income	$11,888	$37,551	$113,319

(1)
EBITDA is defined by GHC as earnings before interest, taxes, depreciation and amortization expense of continuing operations. EBITDA can be calculated through GHC’s combined statements of operations by adding back interest expense, income taxes, depreciation and amortization, equity in net income (loss) of unconsolidated affiliates and minority interest to GHC’s income (loss) from continuing operations.

(2)
For a description of other adjustments in fiscal 2002 and fiscal 2001, see note 17 — “Loss on Impairment of Assets and Other Charges”. The other adjustment in fiscal 2003 represents a gain on the early extinguishment of a mortgage loan.

Back to Contents

Total assets by segment at September 30, 2003 and 2002 were as follows (in thousands):

	2003	2002

Inpatient services	$846,361	$941,314
Rehabilitation therapy services	39,584	29,925
All other	187,354	183,241

	$1,073,299	$1,154,480

(22)	Comprehensive Income

The following table sets forth the computation of comprehensive income for the years ended September 30, 2003, 2002 and 2001 (in thousands):

	Successor Company		Predecessor Company
	2003	2002	2001

Net income	$11,888	$37,551	$113,319
Unrealized gain on marketable securities (net of income taxes of $141, $349 and $1,067, respectively)	262	647	1,981

Total comprehensive income	$12,150	$38,198	$115,300

(23)	Subsequent Event

Preferred Share Purchase Rights

On November 13, 2003, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, payable on December 1, 2003 to the stockholders of record on that date. The Board of Directors declared these rights to protect stockholders from coercive or otherwise unfair takeover tactics. The Rights should not interfere with any merger or other business combination approved by the Board of Directors.

Each Right will allow its holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock (a “Preferred Share”) for $75.00, once the Rights become exercisable. This portion of a Preferred Share will give the stockholder approximately the same dividend and liquidation rights as would one share of common stock. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.

The Rights will not be exercisable until ten days after the public announcement of the acquisition by any person or group of beneficial ownership of 20% or more of GHC’s outstanding common stock (or ten days after a person or group begins a tender or exchange offer that, if consummated, would bestow upon them beneficial ownership of 20% or more of GHC’s outstanding common stock). The Rights expire December 1, 2013.

Back to Contents

(24)	Quarterly Financial Data (Unaudited)

GHC’s unaudited quarterly financial information is as follows (in thousands):

	Total Net Revenue	Income from Continuing Operations	Net Income

Quarter ended:
December 31, 2002	$341,325	$8,998	$4,689
March 31, 2003	340,782	4,604	8
June 30, 2003	347,652	11,144	5,276
September 30, 2003	373,534	6,427	1,915

Quarter ended:
December 31, 2001	$333,175	$11,930	$10,984
March 31, 2002	337,241	9,309	7,127
June 30, 2002	338,480	9,915	9,675
September 30, 2002	345,129	11,999	9,765

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A: CONTROLS AND PROCEDURES

As required by Exchange Act Rule 13a-15(b), our management, including our chief executive officer and chief financial officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to GHC during the period when GHC’s reports are being prepared.

As required by Exchange Act Rule 13a-15(d), our management, including our chief executive officer and chief financial officer, also conducted an evaluation of GHC’s internal controls over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, GHC’s internal controls over financial reporting. Based on that evaluation, there has been no such change during the period presented by this report.

There have not been any significant changes to our internal controls over financial reporting or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Back to Contents

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and biographies set forth information with respect to persons who serve as our executive officers and directors.

Name	Age	Position

George V. Hager, Jr.	48	Chief Executive Officer and Class I Director (Chairman of the Board of Directors)
James V. McKeon	39	Chief Financial Officer
Robert A. Reitz	53	Chief Operating Officer and Regional President/MidAtlantic ElderCare Region
David C. Almquist	49	Regional President/Chesapeake ElderCare Region
Richard P. Blinn	49	Regional President/New England ElderCare Region
Eileen M. Coggins	39	Senior Vice President and General Counsel
Barbara J. Hauswald	44	Senior Vice President, Planning and Development and Treasurer
Richard Pell, Jr.	55	Senior Vice President, Administration
John F. DePodesta	59	Class III Director
Robert H. Fish	53	Class II Director
J. Michael Gallagher	56	Class III Director
Kevin M. Kelley	46	Class I Director
Charles W. McQueary	51	Class II Director
Charlene Connolly Quinn	49	Class II Director
Terry Allison Rappuhn	47	Class III Director

George V. Hager, Jr. has served as our chief executive officer and chairman of the board of directors since our inception in May 2003. Mr. Hager joined NeighborCare, Inc. (formerly Genesis Health Ventures, Inc., our predecessor) or NCI, in 1992. From 1992 to December 2003, he served as NCI’s chief financial officer and was responsible for corporate finance, treasury, investor relations, information services, third-party reimbursement and risk management. Mr. Hager serves on the board of directors of Adolor Corporation.

James V. McKeon has served as our chief financial officer since December 2003. Mr. McKeon served as NCI’s senior vice president and corporate controller from April 2000 to December 2003. From April 1997 to April 2000, Mr. McKeon served as NCI’s vice president and corporate controller. Mr. McKeon joined NCI in June 1994 as director of financial reporting and investor relations and served as NCI’s vice president of finance and investor relations from November 1995 to April 1997.

Robert A. “Mike” Reitz has served as our chief operating officer and regional president/MidAtlantic ElderCare region since December 2003. Mr. Reitz served as president of NCI’s MidAtlantic ElderCare region from September 1997 until December 2003. He served in various management positions with Meridian Healthcare for nineteen years prior to its acquisition by NCI in 1993.

David C. Almquist has served as our regional president/Chesapeake ElderCare region since December 2003. Mr. Almquist served as president of NCI’s Chesapeake ElderCare region from 1996 until December 2003. Mr. Almquist has over 27 years of experience in the healthcare industry.

Richard P. Blinn has served as our regional president/New England ElderCare region since December 2003. Mr. Blinn served as president of NCI’s New England ElderCare region from 1998 until December 2003. Mr. Blinn has over 25 years of experience in the healthcare industry.

Eileen M. Coggins, Esquire, has served as our senior vice president and general counsel since December 2003. Ms. Coggins served as NCI’s corporate compliance and privacy officer from December 2002 until December 2003. Prior to that appointment, from April 1998 to December 2002, she was NCI’s vice president of compliance, and prior to that was NCI’s deputy general counsel.

Barbara J. Hauswald has served as our senior vice president, planning and development and treasurer since December 2003. Ms. Hauswald served as NCI’s senior vice president and treasurer from April 2000 until December 2003, and joined NCI as vice president and treasurer in April 1998. Prior to joining NCI, Ms. Hauswald served as first vice president in the healthcare banking department of Mellon Bank N.A.

Back to Contents

Richard Pell, Jr. has served as our senior vice president-adminstration since December 2003. Mr. Pell served as NCI’s senior vice president-administration and chief compliance officer from April 1998 until December 2003, with responsibility for the following areas: human resources, law, government relations, public relations, staff development and corporate communications. Prior to joining NCI, Mr. Pell was the director of the Veterans Affairs Medical Center in Martinsburg, West Virginia.

John F. DePodesta has served as our director since December 2003. Mr. DePodesta is a cofounder, director and executive vice president of Primus Telecommunications Group, Incorporated, a global telecommunications service provider, where he has served since 1994. From 1996 to March 1998, Mr. DePodesta served as senior vice president of law and public policy for NCI.

Robert H. Fish has served as our director since our inception in May 2003. Mr. Fish served as chairman of the board of directors and chief executive officer of NCI from January 2003 until December 2003. Mr. Fish served NCI as a director since October 2001, interim chief executive officer from June 2002 to January 2003 and interim chairman since November 2002. Since November 1999, he has been a managing partner of Sonoma-Seacrest, LLC, a California-based healthcare practice specializing in strategic planning, performance improvement, and merger and acquisition issues. Prior to joining Sonoma, Mr. Fish served as president and chief executive officer of St. Joseph Health System, a healthcare provider, from August 1995 to September 1999.

J. Michael Gallagher has served as our director since December 2003. Mr. Gallagher is president of J. Michael Gallagher & Associates, Inc., a California and Nevada based healthcare practice specializing in strategy, development and project management where he has served since 1999. Mr. Gallagher served as senior vice president of health system development for Catholic Healthcare West, a not-for-profit healthcare provider, from 1997 to 1999. From 1984 to 1996 he served as president of the Hospital Council of Northern and Central California.

Kevin M. Kelley has served as our director since December 2003. Mr. Kelley serves as director of AEP Industries, Inc. and Elmer’s Products Inc. From 1999 to 2003, Mr. Kelley served as executive vice president of Borden Inc., an Ohio-based chemical, food and consumer products company. From 1996 to 1999, he served as managing director of Ripplewood Holdings LLC, a New York-based investment firm.

Charles W. McQueary has served as our director since December 2003. Mr. McQueary has served since January 2002 as chairman and managing partner of Corinthian Health Services, Inc., a home infusion care company based in Texas. From 1997 to 2001, Mr. McQueary served as senior vice president of operations and ending his employment in 2002 as the chief executive officer of ProMedCo Management Company, a national medical practice management company. In 2001, ProMedCo Management Company and certain of its subsidiaries filed for bankruptcy protection pursuant to Chapter 11 of the Bankruptcy Code.

Charlene Connolly Quinn, Ph.D., RN has served as our director since December 2003. Dr. Quinn has served since 2001 as an assistant professor at the University of Maryland School of Medicine, conducting research in geriatric health and long term care services and implementing gerontology education programs for health care professionals. From 1999 to 2001, Dr. Quinn was a post-doctoral fellow with the University of Maryland School of Medicine. From 1994 to 1998, Dr. Quinn worked as a consultant and conducted research at The Johns Hopkins University School of Hygiene and Public Health.

Terry Allison Rappuhn, CPA has served as our director since December 2003. Ms. Rappuhn has served since 2002 as project leader/consultant for the Patient Friendly Billing Project1, a national initiative led by Healthcare Financial Management Association to make financial communications with patients clear, correct, concise and patient focused. From 1999 to 2001, Ms. Rappuhn served as senior vice president and chief financial officer of Quorum Health Group, Inc., an owner and operator of acute care hospitals. From 1996 to 1999 and from 1993 to 1996, Ms. Rappuhn served as Quorum’s vice president, controller and assistant treasurer; and as vice president, internal audit, respectively.

Back to Contents

Board of Directors

Our board of directors is comprised of eight directors. Messrs. DePodesta, Gallagher, Kelley and McQueary and Mmes. Quinn and Rappuhn are “independent directors” under new NASD Market Place Rule 4200(a)(15).

Our board of directors is divided into three classes. The number of directors in each class is determined by the board of directors and consists of as nearly equal a number of directors as possible. Currently, class I includes two directors and class II and class III include three directors, which may be adjusted from time to time, should the board of directors increase or decrease the number of directors representing a class. The initial term of class I directors will expire at the annual meeting of shareholders to be held in 2005, the initial term of class II directors will expire at the annual meeting of shareholders to be held in 2006 and the initial term of class III directors will expire at the annual meeting of shareholders to be held in 2007. Commencing with the annual meeting of shareholders to be held in 2005, directors for each class will be elected at the annual meeting of shareholders held in the year in which the term for that class expires and thereafter will serve for a term of three years.

Each director serves until his or her successor is elected and qualified or until his or her death, resignation, retirement, disqualification, removal or other cause. Newly created directorships resulting from any increase in the number of directors and any vacancies on the board of directors resulting from death, resignation, retirement, disqualification, removal or other cause may be filled by the affirmative vote of a majority of the remaining directors then in office, even though less than a quorum of the board of directors may exist. A vacancy on the board of directors may be filled by vote of the shareholders only at an annual meeting of shareholders at which directors are elected or at a special meeting of shareholders at which the vacancy has been created by removal of a director. A newly created directorship may be filled by vote of the shareholders only at an annual meeting of shareholders at which directors are elected. A director so elected to fill a vacancy will serve for the remainder of the present term of office of the class to which he or she was elected.

Audit Committee and Financial Expert

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act comprised of Messrs. DePodesta and McQueary and Ms. Rappuhn (chairperson), each of whom is “independent” as defined under Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. Our Board of Directors has determined that Ms. Rappuhn is an “audit committee financial expert” as defined under Item 401 of Regulation S-K.

NCI’s Chapter 11 Proceedings

On October 2, 2001, NCI emerged from bankruptcy. Mr. Fish served on the board of directors of NCI at the time of its emergence from bankruptcy. All of our executive officers were employed by NCI either prior to or during its bankruptcy proceedings.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of such reports submitted to us with respect to the fiscal year ended September 30, 2003, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

We have adopted a code of ethics that applies to our senior management, including our chief executive officer, chief financial officer, controller and persons performing similar functions. Copies of our code of ethics are available without charge upon written request directed to Investor Relations, Genesis HealthCare Corporation, 101 East State Street, Kennett Square, Pennsylvania 19348, (610) 444-6350.

Back to Contents

ITEM 11: EXECUTIVE COMPENSATION

The information below sets forth the compensation of the person who is our chief executive officer and the persons who we anticipate will be our four most highly compensated executive officers (collectively referred to as our “named executive officers”) for the fiscal year ending September 30, 2004. For the fiscal year ended September 30, 2003, we did not pay any compensation to any person who is an executive officer. All compensation set forth below was paid by NCI and does not reflect the compensation to be paid to our named executive officers in the future by us. The services rendered to NCI were, in some cases, in capacities not equivalent to those being provided to us. The form and amount of the compensation to be paid to each of our executive officers for the fiscal year ending September 30, 2004 will be in accordance with the executive officer’s employment agreement or as determined by the compensation committee of our board of directors.

Summary Compensation Table

		Annual Compensation		Long Term Compensation
Name and Position with us	Fiscal Year	Salary ($) (1)	Bonus ($) (2)	Restricted Stock Awards ($) (3)	Securities Underlying Options/ SARs (3)	All Other Compensation (4)

George V. Hager, Jr.	2003	$400,000	$155,000	$—	—	$1,023,315
Chief Executive Officer	2002	398,078	200,000	1,524,750	75,000	601,698
	2001	350,000	309,875	—	—	1,700

James V. McKeon	2003	$271,346	$56,000	$—	—	$—
Chief Financial Officer	2002	230,953	71,400	254,125	35,000	—
	2001	215,961	74,600	—	—	—

Robert A. Reitz	2003	$318,886	$54,400	$—	—	$—
Chief Operating Officer and	2002	289,620	78,239	254,125	35,000	1,700
President, MidAtlantic	2001	252,990	95,359	—	—	1,700
ElderCare Region

David C. Almquist	2003	$293,797	$59,000	$—	—	$—
President, Chesapeake	2002	262,954	70,394	254,125	35,000	—
ElderCare Region	2001	240,531	97,591	—	—	—

Richard P. Blinn	2003	$293,440	$59,000	$—	—	$—
President, New England	2002	253,610	88,673	254,125	35,000	—
ElderCare Region	2001	234,860	53,010	—	—	—

(1)	Includes compensation deferred under the NCI 401(k) Retirement Plan and the NCI Non-Qualified Deferred Compensation Plan.

(2)	In 2003, amounts represent performance bonuses.

In 2002, a bankruptcy court-approved special recognition bonus was received by Messrs. McKeon, Almquist, Blinn and Reitz in the amounts of $16,400, $18,394, $18,673 and $20,239, respectively. All other amounts in 2002 reflect performance bonuses.

In 2001, Mr. Hager deferred the receipt of 50% of his emergence bonus ($137,437) and 50% of his cash bonus ($11,000) into the NCI Non-Qualified Deferred Compensation Plan.

In 2001, a bankruptcy court-approved special recognition bonus was received by Messrs. McKeon, Almquist, Blinn and Reitz in the amounts of $24,600, $27,591, $28,010 and $30,359, respectively. All other amounts in 2001 reflect performance bonuses.

(3)
Restricted stock grants were authorized by NCI’s board of directors on October 2, 2001 and were scheduled to vest quarterly over a five-year period beginning January 1, 2002. NCI common stock market value as of October 2, 2001 was $20.33 per share. In fiscal 2002, the vested value of the restricted stock grants made to Messrs. Hager, McKeon, Almquist, Blinn and Reitz was $246,600, $41,100, $41,100, $41,100 and $41,100, respectively, assuming the market value of NCI’s common stock of $16.44 on September 30, 2002. NCI offered to its employees, including executive officers, except for its chief executive officer, to tender all options to purchase NCI common stock. Each named executive officer tendered his outstanding options to purchase NCI common stock in exchange for accelerated vesting of shares of restricted stock awarded to such named executive officer. The tendered options to purchase NCI common stock were accepted by NCI on May 13, 2003.

(4)	Mr. Hager received $1,021,315 of note forgiveness in fiscal 2003, and $2,000 of 401(k) matching compensation in fiscal year 2003.

Back to Contents

Options Granted

We and NCI did not grant stock options or stock appreciation rights to our named executive officers in the fiscal year ended September 30, 2003.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

None of our named executive officers held options to purchase our common stock or NCI’s common stock at the fiscal year ended September 30, 2003.

Compensation of Directors

We will pay compensation to directors who do not receive compensation as our officer or employee or an officer or employee of any of our affiliates. Each of these directors will be paid an annual board membership fee of $25,000, $1,500 for each day during which he or she participates in a meeting of our board of directors, and $1,000 for each day during which he or she participates in a meeting of a committee of our board of directors of which he or she is a member, with the exception of the meetings of the audit committee, which will have a $1,500 daily meeting fee. Ms. Rappuhn will also receive an additional annual fee of $7,500 for serving as the chairperson and financial expert of the audit committee (that fee will be split evenly if the chair and financial expert are different people). Mr. Fish will also receive an additional annual fee of $25,000 for serving as lead director of our board of directors. In addition, we make annual restricted stock grants of $95,000 worth of shares of our common stock to each director, which vest three years from the date of grant.

Employment Agreements

We entered into an employment agreement with Mr. Hager. Mr. Hager’s employment agreement has a term of two years with automatic one-year renewals thereafter. The automatic extension of the agreement may be terminated by an affirmative vote of two-thirds of the non-management membership of our board of directors or by Mr. Hager giving notice prior to the applicable automatic extension date. Mr. Hager receives an annual salary of $600,000 that is reviewable at least annually by the compensation committee. Mr. Hager has the opportunity to earn an annual bonus equal to 100% of his base salary for that year to the extent the compensation committee certifies that he achieved performance goals set by the compensation committee. The employment agreement provides for option grants and eligibility to participate in each employee benefit plan or perquisite applicable generally to our executive officers. Mr. Hager is entitled to a $3.0 million “whole life” insurance coverage during the term of his employment agreement.

Upon termination of the employment agreement for any reason (including cause as defined in the agreement), Mr. Hager is entitled to his accrued and unpaid base salary through the date of termination, any earned but unpaid bonus for any fiscal year ending prior to the date of termination, any benefits accrued and vested under the terms of our employee benefit plans and programs through the date of termination, all deferred compensation of any kind and the option to have assigned to him any assignable insurance policy relating to him. In addition, upon death, we will pay Mr. Hager’s estate a lump sum equal to his base salary for the period from the date of death through the end of the term, benefits as if his employment had terminated on the last day of the month and a pro rata bonus for the portion of the year of termination preceding the date of his death based upon an annual amount equal to 100% of Mr. Hager’s salary. Also, all restricted stock, stock options and performance share awards will automatically vest as of the date of death.

If Mr. Hager’s employment agreement is terminated by us without cause at any time or due to his disability (as defined by the agreement) or by him for good reason (as defined by the agreement), a change in control (as defined by the agreement) of our company or as a result of a non-extension (as defined by the agreement), in addition to the foregoing:

•
we will pay him a pro rata bonus for the portion of the year of termination preceding his termination based upon an annual amount equal to 100% of his salary, and a lump-sum cash payment equal to two times his termination base salary (as defined by the agreement) plus in lieu of bonus, two times his termination base salary, less any applicable disability insurance benefits (if terminated as a result of disability) for the two-year period beginning with the date of termination;

•
we will also continue to provide the health and life insurance benefits provided to him and his spouse and eligible dependants immediately prior to his date of termination for a period of two years following the date of termination; and

•	all restricted stock, stock option and performance share awards made to him will fully vest.

Back to Contents

Mr. Hager’s employment agreement contains nondisclosure provisions that apply during and after the term of employment and non-competition provisions that limit him from competing with us for the term of employment and for a period of two years thereafter, regardless of reason for the termination of employment.

The employment agreements for Messrs. Almquist, Blinn, McKeon and Reitz have similar terms. The term of each employment agreement is from December 1, 2003 until October 1, 2005 with automatic one year renewals thereafter. The automatic extension of the employment agreement may be terminated by an affirmative vote of two-thirds of the non-management membership of the board of directors or by the executive giving notice prior to the applicable automatic extension date. The annual base salary of Messrs. Almquist, Blinn, McKeon and Reitz is $295,000, $295,000, $325,000 and $345,000, respectively. Each executive’s base salary is reviewable periodically. Each executive is eligible to participate in any welfare benefit plan and pension, profit sharing, retirement, deferred compensation or savings plan sponsored or maintained by us. Each employment agreement provides that we may terminate it with cause (as defined by the employment agreement). Upon termination by us with cause, we will pay the executive his full base salary through the date of termination and any deferred compensation. Additionally, each employment agreement terminates upon the executive’s death and may be terminated if he or she develops a disability (as defined by the employment agreement). Upon termination for death or disability, we will pay the executive or his estate the full base salary through the last day of the month of death or termination for disability, all deferred compensation, any bonus prorated up to the last day of the month of death or termination for disability, and all stock options will become vested as of the date of termination. Each employment agreement may be terminated by us without cause at any time. Messrs. Almquist, Blinn, McKeon and Reitz may terminate their respective employment agreement for good reason (as defined by their respective employment agreements). Mr. McKeon’s employment agreement provides that he may terminate the employment agreement within 60 days following the occurrence of an event that constitutes good reason (as defined by the employment agreement). If the employment agreement is terminated by us without cause or by the executive for good reason, we will make a lump-sum cash payment equal to the sum of the executive’s average base salary and average assumed cash incentive compensation (as defined by the employment agreement), and all stock options, granted and outstanding, will vest and become exercisable for a period of 90 days after the date of termination. Additionally, we will maintain all insurance benefit plans to which the executive was entitled prior to the date of termination. During the 18 month period following December 1, 2003, if the employment agreement is terminated by us without cause or by the executive for good reason during the 24 month period following a change of control (as defined by the employment agreement), in addition to the benefits outlined above, we will pay the executive a lump-sum cash payment equal to one-half times the sum of his average base salary and his average assumed cash incentive compensation. Each executive’s employment agreement contains nondisclosure provisions that apply during and after the term of employment and non-compete provisions that limit the executive from competing with us for the term of employment and for a period of one year thereafter, regardless of reason for the termination of employment.

As consideration for entering into the employment agreement, we paid a lump-sum cash bonus and a lump-sum cash spin bonus as well as granted stock options and restricted stock to each executive. Messrs. Almquist, Blinn, McKeon and Reitz received a lump-sum cash bonus in the amount of $349,559, $331,670, $318,200 and $377,116, respectively. Messrs. Almquist, Blinn, McKeon and Reitz also received a lump-sum cash spin bonus in the amount of $118,000, $118,000, $112,000 and $128,000, respectively. On December 1, 2003, we granted stock options to purchase 31,250, 31,250, 37,500, and 31,250 shares of our common stock and restricted stock in the amount of 37,500, 37,500, 50,000 and 37,500 shares of our common stock to Messrs. Almquist, Blinn, McKeon and Reitz, respectively. We expect on June 1, 2004 to grant stock options to purchase 31,250, 31,250, 37,500 and 31,250 shares of our common stock to Messrs. Almquist, Blinn, McKeon and Reitz, respectively.

Benefit Plans

The following descriptions summarize our employee benefits plans pursuant to which our named executives receive benefits.

Stock Option Plan

We have a stock option plan that provides for the grant of incentive stock options (as defined in Section 422 of the Internal Revenue Code) and non-qualified stock options for officers, key employees and non-employee directors. Employees and non-employee directors are eligible to receive awards under the stock option plan, but only employees may receive incentive stock options.

Back to Contents

A total of 1,500,000 shares of our common stock are reserved for issuance under our stock option plan. Additionally, no individual will be able to receive options for more than 80% of the total number of shares that may be awarded under the stock option plan.

The compensation committee or a majority of the independent directors of our board of directors may administer the stock option plan.

The compensation committee of our board of directors will generally administer the stock option plan. The compensation committee selects the participants who will receive awards and determines the terms and conditions of the awards, including the number of shares subject to the awards, the exercise or purchase price, and the vesting and/or exercisability of the award. Stock options are generally subject to vesting, which means the optionee earns the right to exercise an increasing number of the shares underlying the option over a specific period of time only if he or she continues to provide services to our company over that period. Incentive stock options granted under the stock option plan must have a per share exercise price of at least 100% of the fair market value of our common stock on the date of grant, and not less than 110% of the fair market value in the case of incentive stock options granted to an employee who holds more than 10% of the total voting power of all classes of our stock or any parent or subsidiary’s stock. Payment of the exercise price or purchase price with respect to any award may be made in cash or other consideration as determined by the compensation committee.

Stock Incentive Plan

We have a stock incentive plan that provides for the grant of restricted stock to all of our officers and employees selected by the compensation committee or a majority of the independent directors of our board of directors, who may administer the stock incentive plan. A total of 750,000 shares of our common stock are reserved for issuance under our stock incentive plan. Additionally, an individual will not be able to receive awards for more than 80% of the total number of shares authorized for issuance under the stock incentive plan.

Deferred Compensation Plan

We have a deferred compensation plan for all highly compensated employees as such term is defined in the Internal Revenue Code which allows these individuals to defer receipt of compensation and supplement retirement savings under its retirement plan. The deferred compensation plan allows eligible employees to defer up to 50% of base pay and 100% of bonus as well as restricted stock awards subject to a $1,000 minimum each calendar year and to receive distribution of the deferred compensation at a future date. The deferred compensation plan is administered by a trustee.

Incentive Compensation Program

We have an incentive compensation program for management-level employees. The goal of the incentive compensation program is to reward management-level employees for their contributions to individual and corporate objectives. The incentive compensation program provides for a bonus equal to a percentage of a participant’s year-end base salary. The bonus varies depending upon the attainment of certain individual and corporate objectives. Among other things, the objectives include clinical and financial performance measures.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of January 29, 2004 by:

•	each person who is known by us to be the beneficial owner of 5% or more of our common stock;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers as a group.

On January 29, 2004, there were 20,035,483 shares of our common stock outstanding, including 130,129 shares held in escrow to be issued to NCI’s creditors in connection with its joint plan of reorganization confirmed by the Bankruptcy Court on September 2, 2001.

Back to Contents

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information does not necessarily indicate beneficial ownership for any other purpose. Beneficial ownership, as set forth in the regulations of the SEC, includes securities owned by or for the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of January 29, 2004. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities. Shares of common stock issuable upon the exercise of securities currently exercisable or exercisable within 60 days of January 29, 2004 are deemed outstanding for computing the share ownership and percentage ownership of the person holding such securities, but are not deemed outstanding for computing the percentage of any other person.

Except as otherwise noted in the footnotes below, to our knowledge, the entity, individual director or executive officer or their family members or principal shareholder has sole voting and investment power with respect to such securities. All addresses for our executive officers and directors are c/o Genesis HealthCare Corporation, 101 East State Street, Kennett Square, Pennsylvania 19348.

	Shares of Common Stock Beneficially Owned (1)		Percent of Common Stock Beneficially Owned (1)

Robert H. Fish	4,328		*
David C. Almquist	32,291	(2)	*
Richard P. Blinn	32,291	(2)	*
George V. Hager, Jr.	145,000	(3)	*
James V. McKeon	50,625	(4)	*
Robert A. Reitz	38,229	(2)	*
John F. DePodesta	4,328		*
J. Michael Gallagher	4,328		*
Kevin M. Kelley	4,328		*
Charles W. McQueary	4,328		*
Charlene Connolly Quinn	4,328		*
Terry Allison Rappuhn	4,328		*
All executive officers and directors as a group (15 persons)	386,753	(5)	1.89%

*	Less than one percent.

(1)
Excludes the beneficial ownership of units of our common stock held by certain executive officers and directors pursuant to our deferred compensation plan, which such executive officers and directors can not vote.

(2)	Includes 2,604 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days of January 29, 2004.

(3)	Includes 50,000 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days of January 29, 2004.

(4)	Includes 3,125 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days of January 29, 2004.

(5)
Includes 64,583 shares of our common stock issuable upon the exercise of options that are exercisable within 60 days of January 29, 2004 and this includes 24,375 and 28,500 shares of our common stock directly beneficially owned by Ms. Coggins and Ms. Hauswald, respectively.

At the time of the spin-off, based upon Goldman, Sachs Group’s Schedule 13D filing with the SEC on June 12, 2003 regarding its beneficial ownership of NCI’s common stock and as adjusted for the pro-rata distribution of our shares by NCI, Goldman, Sachs Group beneficially owned 2,203,383 shares, or 11.1%, of our common stock. To date, Goldman, Sachs Group has not filed any reports with the Securities and Exchange Commission indicating its beneficial ownership in our common stock. Consequently, we can not be certain whether or not the Goldman, Sachs Group continues to beneficially own more than five percent of our common stock.

Equity Compensation Plan Information

We did not have any existing equity compensation plans as of September 30, 2003. In October 2003, our 2003 stock option plan and 2003 stock incentive plan were approved and adopted by our board of directors and shareholder.

Back to Contents

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the former NCI Senior Executive Officer Ownership Plan, NCI had a loan outstanding to Mr. Hager in the principal amount of $599,998 at October 2, 2002. On February 23, 2001, the U.S. Bankruptcy Court ordered that the outstanding loan be forgiven on the first anniversary of NCI’s emergence from bankruptcy. Therefore, on October 2, 2002, Mr. Hager’s loan, including accrued and unpaid interest, was forgiven. Any and all personal tax ramifications of the loan forgiveness were borne by us, resulting in aggregate compensation to Mr. Hager of $1,621,313.

We have a continuing relationship with NCI as a result of the agreements we entered into in connection with the spin-off, including the separation and distribution agreement, the transition services agreement, the Tidewater agreement, the employee benefits agreement, the tax sharing agreement, the pharmacy services agreement, pharmacy benefit management agreement and durable medical equipment agreement. We believe the charges for services under the transition services agreement, the Tidewater agreement and the pharmacy services agreement will be no less favorable to us than those we could have obtained by negotiating these agreements with an independent third-party.

Some of our officers and directors own shares of NCI common stock and options to acquire additional shares of NCI common stock. Additionally, Mr. Fish is a director of NCI and was an executive officer and director of NCI at the time we entered into the spin-off related agreements with NCI. Ownership of NCI common stock, including options to acquire NCI common stock, or dual directorship, could create or appear to create conflicts of interest for such directors and officers when faced with decisions that could have disparate implications for us.

We purchased the 10% general partnership interest in a partnership, which leases four assisted living facilities in Massachusetts for a total purchase price of $200,000. We owned the 90% limited partnership interest in the partnership. The principal of the seller of the general partnership interest is Mr. DePodesta, who, subsequent to the transaction, became a director of our board of directors. Simultaneously with the purchase of the general partnership interest, we made a lease termination payment to ElderTrust and sold the leaseholds to an unrelated third party.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Consistent with the audit committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the audit committee. The full audit committee approves proposed services and fee estimates for these services. The audit committee chairperson or her designee has been designated by the audit committee to approve any services arising during the year that were not pre-approved by the audit committee and services that were pre-approved. Services approved by the audit committee chairperson are communicated to the full audit committee at its next regular quarterly meeting and the audit committee reviews services and fees for the fiscal year at each such meeting. During 2003 all services performed by the auditors were pre-approved by NCI’s audit committee prior to the spin-off and the establishment of our audit committee.

The NCI audit committee established its pre-approval policies and procedures, pursuant to which the NCI audit committee approved the following audit services provided by KPMG LLP in fiscal 2003:

2003

Audit fees	$235,000
Audit-related fees	—
Tax fees	—
All other fees	—

Total	$235,000

Fiscal 2003 audit fees consist of incremental fees in connection with the audit of our combined financial statements prior to our spin-off from NCI.

Back to Contents

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)
The following financial statements of GHC are filed as part of this Form 10-K in Item 8:

Independent Auditors’ Report

Combined Balance Sheets as of September 30, 2003 and 2002 (Successor)

Combined Statements of Operations for the years ended September 30, 2003, 2002 (Successor), and 2001 (Predecessor)

Combined Statements of Owner’s Equity (Deficit) for the years ended September 30, 2003, 2002 (Successor), and 2001 (Predecessor)

Combined Statements of Cash Flows for the years ended September 30, 2003, 2002 (Successor), and 2001 (Predecessor)

Notes to Combined Financial Statements

(a)(2)
Schedule

Schedule II – Valuation and Qualifying Accounts for the years ended September 30, 2003, 2002 and 2001. Schedule II is included herein. All other schedules not listed have been omitted since the required information is included in the combined financial statements or the notes thereto, or is not applicable or required.

(b)	Reports on Form 8-K

•	Current Report on Form 8-K filed on December 9, 2003 announcing the completion of our spin-off from NeighborCare, Inc.
•	Current Report on Form 8-K filed on December 8, 2003 announcing temporary blackout of trading under employee’s benefit fund.

(c)	Exhibits

The following documents are filed as exhibits hereto:

Exhibit Number	Description

2.1(1)
Separation and Distribution Agreement by and between Genesis Health Ventures, Inc. and Genesis HealthCare Corporation, dated as of October 27, 2003. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); Genesis HealthCare Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.)

3.1(2)	Amended and Restated Articles of Incorporation of Genesis HealthCare Corporation.

3.2(2)	Amended and Restated Bylaws of Genesis HealthCare Corporation.

3.3(2)
Articles of Amendment to Genesis HealthCare Corporation’s Amended and Restated Articles of Incorporation, effective as of December 1, 2003, designating the Company’s Series A Junior Participating Preferred Shares, par value $0.01 per share.

4.1(3)	Form of Genesis HealthCare Corporation Common Stock certificate.

4.2(4)	Rights Agreement, dated as of November 18, 2003, between Genesis HealthCare Corporation and StockTrans, Inc., which includes the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

4.3(5)	Indenture for the 8% Senior Subordinated Notes due 2013 among Genesis HealthCare Corporation, Genesis Health Ventures, Inc., the subsidiary guarantors named therein and The Bank of New York, as trustee, dated as of October 28, 2003.

4.4(2)
Articles of Amendment to Genesis HealthCare Corporation’s Amended and Restated Articles of Incorporation, effective as of December 1, 2003, designating the Company’s Series A Junior Participating Preferred Shares, par value $0.01 per share (included in Exhibit 3.3).

10.1(2)	Tax Sharing Agreement by and between Genesis Health Ventures, Inc. and Genesis HealthCare Corporation, dated as of December 1, 2003.

Back to Contents

10.2(2)	Transition Services Agreement by and between Genesis Health Ventures, Inc. and Genesis HealthCare Corporation, dated as of December 1, 2003.

10.3(2)	Tidewater Membership Agreement by and between Tidewater Healthcare Shared Services Group, Inc. and Genesis HealthCare Corporation, dated as of December 1, 2003.

10.4(2)+	Employee Benefits Agreement by and between Genesis Health Ventures, Inc. and Genesis HealthCare Corporation, dated as of December 1, 2003.

10.5(2)	Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services by and between NeighborCare Pharmacy Services, Inc. and Genesis HealthCare Corporation, dated as of December 1, 2003.

10.6(2)	Pharmacy Benefit Management Agreement by and between Genesis HealthCare Corporation and CareCard, Inc., dated as of December 1, 2003.

10.7(2)	Master Agreement for Specialty Beds and Oxygen Concentrators by and between Genesis HealthCare Corporation and NeighborCare Pharmacy Services, Inc., dated as of December 1, 2003.

10.8+	Employment Agreement by and between Genesis HealthCare Corporation and George V. Hager, Jr., dated as of November 25, 2003.

10.9(5)+	2003 Stock Option Plan.

10.10(5)+	2003 Stock Incentive Plan.

10.11(3)+	Deferred Compensation Plan.

10.12(5)	Registration Rights Agreement by and among Genesis HealthCare Corporation, Genesis Health Ventures, Inc., the subsidiary guarantors named therein and the initial purchasers named therein, dated as of October 28, 2003, regarding the 8% Senior Subordinated Notes due 2013.

10.13(5)+	First Amended and Restated Letter Agreement between Genesis HealthCare Corporation and Genesis Health Ventures, Inc. and David C. Almquist, dated as of July 15, 2003.

10.14(5)+	First Amended and Restated Letter Agreement between Genesis HealthCare Corporation and Genesis Health Ventures, Inc. and Richard P. Blinn, dated as of July 15, 2003.

10.15(5)+	First Amended and Restated Letter Agreement between Genesis HealthCare Corporation and Genesis Health Ventures, Inc. and James McKeon, dated as of July 15, 2003.

10.16(5)+	First Amended and Restated Letter Agreement between Genesis HealthCare Corporation and Genesis Health Ventures, Inc. and Robert A. Reitz, dated as of July 15, 2003.

10.17+	Employment Agreement by and between Genesis HealthCare Corporation and David C. Almquist dated as of December 1, 2003.

10.18+	Employment Agreement by and between Genesis HealthCare Corporation and Richard P. Blinn dated as of December 1, 2003.

10.19+	Employment Agreement by and between Genesis HealthCare Corporation and James McKeon dated as of December 1, 2003.

10.20+	Employment Agreement by and between Genesis HealthCare Corporation and Robert A. Reitz dated as of December 1, 2003.

10.21(2)
Credit, Security, Guaranty and Pledge Agreement by and among the Company, the guarantors referred to therein, the lenders referred to therein, Wachovia Bank, National Association, as administrative agent, Wachovia Capital Markets LLC, as co-lead arranger and joint bookrunner, Citicorp North America, Inc., as syndication agent, Citigroup Global Markets Inc., as co-lead arranger and joint bookrunner, and General Electric Capital Corporation, as documentation agent (Schedules and exhibits are omitted; Genesis HealthCare Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request).

21.1	Subsidiaries of Genesis HealthCare Corporation.

23.1	Consent of KPMG LLP.

Back to Contents

31.1
Certificate of George V. Hager, Jr., Chief Executive Officer of Genesis HealthCare Corporation, pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

31.2
Certificate of James V. McKeon, Chief Financial Officer of Genesis HealthCare Corporation, pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

32.1
Certificate of George V. Hager, Jr., Chief Executive Officer of Genesis HealthCare Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certificate of James V. McKeon, Chief Financial Officer of Genesis HealthCare Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

+	Management contract or compensatory plan.

(1)	Incorporated by reference to Genesis HealthCare Corporation’s Registration Statement on Form 10 filed on November 14, 2003 (as amended).

(2)	Incorporated by reference to Genesis HealthCare Corporation’s Current Report on Form 8-K filed on December 9, 2003.

(3)	Incorporated by Reference to Genesis HealthCare Corporation’s Registration Statement on Form 10 filed on October 10, 2003.

(4)	Incorporated by reference to Genesis HealthCare Corporation’s Registration Statement on Form 8-A filed on November 18, 2003.

(5)	Incorporated by reference to Genesis HealthCare Corporation’s Registration Statement on Form 10 (as amended) filed on November 6, 2003.

Back to Contents

Independent Auditors’ Report

The Board of Directors and Shareholders Genesis HealthCare Corporation:

Under date of December 1, 2003, we reported on the combined balance sheets of Genesis HealthCare Corporation (the Company) as of September 30, 2003 and 2002, and the related combined statements of operations, owner’s equity (deficit) and cash flows for each of the years in the three year period ended September 30, 2003, as contained in the Genesis HealthCare Corporation annual report on Form 10-K for the year ended September 30, 2003. In connection with our audits of the aforementioned combined financial statements, we also audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As disclosed in note 2 to the combined financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145 with regard to accounting for extinguishment of debt effective October 1, 2002.

As described in note 4 to the combined financial statements, on October 2, 2001 the Company consummated a Joint Plan of Reorganization (the Plan) which had been confirmed by the United States Bankruptcy Court. The Plan resulted in a change of ownership of the Company and, accordingly, effective September 30, 2001 the Company accounted for the change in ownership through “fresh-start” reporting. As a result, the combined information prior to September 30, 2001 is presented on a different cost basis than that as of and subsequent to September 30, 2001 and, therefore, is not comparable.

/s/ KPMG LLP

Philadelphia, Pennsylvania
December 1, 2003

Back to Contents

Schedule II

Genesis HealthCare Corporation
Valuation and Qualifying Accounts
Years Ended September 30, 2003, 2002 and 2001
(in thousands)

Description	Balance at Beginning of Period	Charged to Operations	Charged to Other Accounts (1)	Deductions (2)	Balance at End of Period

Year Ended September 30, 2003
Allowance for Doubtful Accounts	$36,566	21,091	—	25,487	$32,170
Year Ended September 30, 2002
Allowance for Doubtful Accounts	$62,445	21,483	—	47,362	$36,566
Year Ended September 30, 2001
Allowance for Doubtful Accounts	$54,454	27,780	12,509	32,298	$62,445

(1)	In fiscal 2001, represents a reclassification of amounts previously reported as a direct reduction to trade receivables, rather than an allowance for doubtful accounts.

(2)	Represents amounts written off as uncollectible.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on February 4, 2004 by the undersigned thereunto duly authorized.

Genesis HealthCare Corporation

By:	/s/ JAMES V. MCKEON
James V. McKeon
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 4, 2004.

Signature	Capacity

/s/ GEORGE V. HAGER	Chief Executive Officer (principal executive officer) and Chairman of the Board
George V. Hager, Jr.

/s/ JOHN F. DEPODESTA	Director
John F. DePodesta

/s/ ROBERT H. FISH	Director
Robert H. Fish

/s/ J. MICHAEL GALLAGHER	Director
J. Michael Gallagher

/s/ KEVIN M. KELLEY	Director
Kevin M. Kelley

/s/ CHARLES W. MCQUEARY	Director
Charles W. McQueary

/s/ CHARLENE CONNOLLY QUINN	Director
Charlene Connolly Quinn

/s/ TERRY ALLISON RAPPUHN	Director
Terry Allison Rappuhn

/s/ JAMES V. MCKEON	Chief Financial Officer (principal financial officer and principal accounting officer)
James V. McKeon