Form 10-Q
period 2003-12-31
GENESIS HEALTHCARE CORP
filed 2004-02-13
CIK 1236736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 000-50351

GENESIS HEALTHCARE CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	20-0023783

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 East State Street Kennett Square, Pennsylvania	19348

(Address of principal executive offices)	(Zip code)

(610) 444-6350

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

YES	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES (1)	NO

APPLICABLE ONLY TO CORPORATE ISSUERS.

     As of February 11, 2004: 20,035,272 shares of the registrant’s common stock were outstanding, including 130,042 shares currently held in escrow to be issued in connection with a joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

(1)	In 2000, prior to the creation of the registrant, a substantial majority of the registrant’s subsidiaries filed for relief under Chapter 11 of the Bankruptcy Code and emerged from such proceedings in 2001.

Back to Contents

Back to Contents

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

Statements made in this report, and in our other public filings and releases, which are not historical facts contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

•
statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our unaudited condensed financial statements, such as the existence of sufficient broad-based support for the services we provide to ensure adequate funding; demographic trends and our ability to take advantage of such demographic trends; the expected impact of recently implemented staffing and retention programs; our ability to meet our working capital requirements, debt service, and future cash needs, capital expenditure and lease requirements; the anticipated receipt of less than significant proceeds from future asset sales in fiscal 2004; our potential extension of credit to our joint venture partners; the expected changes in and effects of government legislation and regulation on our business; estimates in our pro forma financial data and critical accounting policies, including the adequacy of our allowance for doubtful accounts, any anticipated impact of long-lived asset impairments and our ability to provide for outstanding losses and loss expenses for self-insured programs; the incremental costs of being an independent public company; legal proceedings; and

•	statements contained in “Quantitative and Qualitative Disclosures About Market Risk.”

The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that these statements are not guarantees of future performance and that actual results and trends in the future may differ materially.

Factors that could cause actual results to differ materially include, but are not limited to, the following, which are discussed more fully in our Report on Form 10-K for the fiscal year ended September 30, 2003:

•	the difficulty in evaluating certain of our financial information due to the spin-off;

•	our lack of operating history as an independent entity and our inability to rely on NCI to provide business diversification and capital resources;

•	the availability of financial and other resources to us as a separate company;

•	the ability to successfully engage in acquisitions and other strategic transactions;

•	federal income tax liabilities and indemnification obligations related to the spin-off;

•	conflicts of interest as a result of continuing relationships with NCI;

•	the ability of NCI, as our single largest supplier of pharmaceutical products and services, to act as a stand-alone entity;

•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid, or the implementation of other measures to reduce the reimbursement for our services;

Back to Contents

•	the expiration of enactments providing for additional governmental funding;

•	the impact of federal and state regulations;

•	changes in case mix, payor mix and payment methodologies;

•	further consolidation of managed care organizations and other third-party payors;

•	competition in our businesses;

•	an increase in insurance costs and potential liability for losses not covered by, or in excess of, our insurance;

•	competition for qualified staff in the healthcare industry;

•	our ability to control operating costs and generate sufficient cash flow to meet operational and financial requirements;

•	our ability, and the ability of our subsidiary guarantors, to fulfill debt obligations;

•	an economic downturn or changes in the laws affecting our business in those markets in which we operate; and

•	acts of God or public authorities, war, civil unrest, terrorism, fire, floods, earthquakes and other matters beyond our control.

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

Back to Contents

PART I:     FINANCIAL INFORMATION

ITEM 1:     Financial Statements

GENESIS HEALTHCARE CORPORATION
UNAUDITED CONDENSED BALANCE SHEETS
DECEMBER 31, 2003 AND SEPTEMBER 30, 2003
(IN THOUSANDS)

	December 31, 2003	September 30, 2003
Assets:
Current assets:
Cash and equivalents, primarily restricted at September 30, 2003	$114,347	$8,791
Restricted investments in marketable securities	29,820	29,320
Accounts receivable, net	187,789	186,570
Prepaid expenses and other current assets	35,806	32,771
Assets held for sale	—	7,721

Total current assets	367,762	265,173

Property and equipment, net	688,924	673,167
Assets held for sale	12,757	10,624
Restricted investments in marketable securities	63,226	61,271
Other long-term assets	88,260	57,869
Identifiable intangible assets, net	1,952	2,242
Goodwill	2,990	2,953

Total assets	$1,225,871	$1,073,299

Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long-term debt	$4,495	$12,039
Accounts payable and accrued expenses	137,435	126,118
Current portion of self-insurance liability reserves	29,820	29,320

Total current liabilities	171,750	167,477

Long-term debt	457,354	254,193
Deferred income taxes	9,539	—
Self-insurance liability reserves	40,646	37,093
Other long-term liabilities	25,193	33,975
Total shareholders’ equity	521,389	580,561

Total liabilities and shareholders’ equity	$1,225,871	$1,073,299

See accompanying notes to unaudited condensed financial statements

Back to Contents

GENESIS HEALTHCARE CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended

	December 31, 2003	December 31, 2002

Net revenues	$371,212	$339,064
Operating expenses:
Salaries, wages and benefits	228,187	208,055
Other operating expenses	105,913	96,631
Loss (gain) on early extinguishment of debt	173	(1,123)
Lease expense	7,411	6,784
Depreciation and amortization expense	11,636	9,567
Interest expense	5,903	4,371

Income before income tax expense, equity in net
income of unconsolidated affiliates and
minority interests	11,989	14,779
Income tax expense	4,863	5,763

Income before equity in net income of unconsolidated affiliates and minority interests	7,126	9,016
Equity in net income of unconsolidated affiliates	558	71
Minority interests	(75)	—

Income from continuing operations	7,609	9,087
Loss from discontinued operations, net of taxes	(1,603)	(4,398)

Net income	$6,006	$4,689

Pro forma per common share data:
Basic:
Income from continuing operations	$0.38
Loss from discontinued operations	(0.08)
Net income	$0.30
Weighted average shares	19,898,150

Diluted:
Income from continuing operations	$0.38
Loss from discontinued operations	(0.08)
Net income	$0.30
Weighted average shares	19,910,300

See accompanying notes to unaudited condensed financial statements

Back to Contents

GENESIS HEALTHCARE CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(IN THOUSANDS)

	Three months ended

	December 31, 2003	December 31, 2002

Cash flows from operating activities:
Net income	$6,006	$4,689
Net charges included in operations not requiring funds	17,721	18,760
Changes in assets and liabilities:
Accounts receivable	(2,525)	(9,501)
Accounts payable and accrued expenses	14,299	6,066
Other, net	(3,298)	723

Net cash provided by operating activities	32,203	20,737

Cash flows from investing activities:
Capital expenditures	(7,806)	(7,629)
Net purchases of restricted marketable securities	(2,454)	(9,093)
Purchase of eldercare centers and lease amendments	(40,589)	—
Purchase of rehabilitation therapy services business	—	(5,436)
Sale of eldercare assets	7,129	1,358
Other	568	3,597

Net cash used in investing activities	(43,152)	(17,203)

Cash flows from financing activities:
Repayment of long-term debt and payment of sinking
fund requirements	(228,610)	(30,080)
Proceeds from issuance of long-term debt	410,000	—
Debt issuance costs	(9,337)	—
Net transactions with NCI, prior to the spin-off	(55,548)	24,210

Net cash provided by (used in) financing activities	116,505	(5,870)

Net increase (decrease) in cash and equivalents	105,556	(2,336)

Cash and equivalents:
Beginning of period	8,791	7,420

End of period	$114,347	$5,084

Supplemental disclosure of cash flow information:
Interest paid	$4,823	$4,149
Taxes paid	—	—

See accompanying notes to unaudited condensed financial statements

Back to Contents

Genesis HealthCare Corporation
Notes to Unaudited Condensed Financial Statements

(1)     Basis of Presentation

On December 1, 2003, NeighborCare, Inc. (NCI) completed the distribution (the “spin-off”) of the common stock of Genesis HealthCare Corporation (GHC or the Company). The spin-off was affected by way of a pro-rata tax free distribution of GHC’s common stock to holders of NCI’s common stock on December 1, 2003 at a rate of 0.5 shares of GHC stock for each share of NCI stock owned as of October 15, 2003. NCI received a private letter ruling from the Internal Revenue Service to the effect that, for United States federal income tax purposes, the distribution of GHC’s common stock qualified as tax free for its and NCI’s shareholders, with the exception of cash received for fractional shares. GHC’s common stock began trading publicly on the Nasdaq National Market System on December 2, 2003 under the symbol “GHCI.” Prior to the spin-off, NCI was named Genesis Health Ventures, Inc.

In connection with the spin-off, NCI and GHC have agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin-off. In addition, NCI and GHC have entered into certain mutually beneficial commercial arrangements. Specifically, NCI and GHC entered into a separation and distribution agreement, a tax sharing agreement, a transition services agreement, a group purchasing agreement, an employee benefits agreement, a pharmacy services agreement, a pharmacy benefit management agreement and a durable medical equipment agreement. In connection with the spin-off, GHC entered into new financing arrangements. See note 4 — “Long-Term Debt.”

The following unaudited pro forma financial information gives effect to the spin-off as if it occurred on October 1, 2003. The unaudited pro forma data is for informational purposes only and does not purport to represent the results of future periods. The unaudited pro forma data reflects adjustments based upon available information and certain assumptions that management of GHC considers reasonable. No changes in operating revenues and expenses have been made to reflect the results of any modifications to operations that might have been made had the spin-off been completed on the aforesaid effective date for purposes of the unaudited pro forma results. The following unaudited pro forma information is presented in thousands, except per share information:

	As reported (Unaudited)	Pro forma (Unaudited)

Net revenues	$371,212	$371,212
Income from continuing operations	7,609	6,418
Diluted earnings per share — from continuing operations	0.38	0.32

General

The accompanying unaudited condensed financial statements through November 30, 2003 have been prepared on a basis which reflects the historical financial statements of Genesis HealthCare Corporation assuming that the operations of NCI contributed in the spin-off were organized as a separate legal entity, owning certain net assets of NCI. Beginning December 1, 2003, the accompanying unaudited condensed financial statements have been prepared on a basis which reflects the net operation of GHC as a stand-alone entity.

Historically, NCI provided certain general and administrative services to GHC, including finance, legal, treasury, information systems and human resources. The cost for these services for the three months ended December 31, 2002 was allocated to GHC based upon various allocation percentages dependent upon the type of service provided. For instance, certain costs were allocated based upon GHC’s proportionate share of revenue, labor related costs or other operating expenses, as well as other methods which management believes to be reasonable. These cost allocations were $10.8 million for the three months ended December 31, 2002. No such costs were allocated to GHC for the three months ended December 31, 2003 because our general and administrative service functions were established to operate GHC as an independent organization beginning in October 2003.

Back to Contents

Prior to the spin-off, certain assets and liabilities related to GHC were managed and controlled by NCI on a centralized basis. Such assets and liabilities reflected in the accompanying unaudited condensed balance sheet as of September 30, 2003 were allocated to GHC in the manner described in the preceding paragraph for allocating general and administrative service costs. The accompanying unaudited condensed balance sheet as of December 31, 2003 reflects the spin-off of GHC’s net assets from NCI.

Prior to the spin-off, substantially all of GHC’s cash accounts were linked to NCI’s centralized cash management system. Accordingly, substantially all cash generated from or used in GHC’s operations had been transferred to and from NCI. For instance, NCI funded nearly all routine and capital cash disbursements on behalf of GHC. Likewise, on a daily basis, GHC transferred its cash receipts directly to the concentrated bank account of NCI. The net effect of these cash transfers has been reflected in the shareholders’ equity section of the unaudited condensed balance sheet at September 30, 2003. The net transactions with NCI as reflected in our unaudited condensed statements of cash flows represent cash activities between NCI and GHC as previously described. Prior to the spin-off, the financing activities between NCI and GHC were in the form of equity capital advances and there were no formal repayment or interest arrangements, nor any expectation of any such arrangements in the future.

The allocation methodology followed in preparing the unaudited condensed financial statements for the periods prior to the December 1, 2003 spin-off may not necessarily reflect the results of operations, cash flows or financial position of GHC in the future, or what the results of operations, cash flows or financial position would have been had GHC been a separate stand-alone public entity for all periods presented.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited condensed financial statements for the periods presented include all necessary adjustments for a fair presentation of the financial position and results of operations for the periods presented.

Description of Business

GHC’s business is comprised of two primary business segments, inpatient services and rehabilitation therapy services. These segments are supported by complementary service capabilities and a general and administrative function.

GHC provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. As of December 2003, the Company had 217 owned, leased, managed and jointly-owned eldercare centers with 26,502 beds, of which three centers having 561 beds have been identified as held for sale. Revenues of GHC’s owned and leased centers constitute approximately 90% of GHC’s revenues, and are presented in GHC’s segment information as inpatient services revenues. Management fees earned from eldercare centers that are managed and/or jointly-owned by GHC are included in all other services revenues presented in GHC’s segment information. See note 8 — “Segment Information.”

GHC provides an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy. These services are provided by approximately 4,300 licensed rehabilitation therapists and assistants employed or contracted at substantially all of the eldercare centers operated by GHC, as well as by contract to healthcare facilities operated by others and through any one of our 14 certified outpatient rehabilitation agencies. After the elimination of intercompany revenues, the rehabilitation therapy services segment constitutes approximately 8% of GHC’s revenues.

GHC also provides an array of other specialty medical services, including portable x-ray and other diagnostic services and respiratory therapy services.

Back to Contents

(2)     Certain Significant Risks and Uncertainties

Spin-off

GHC began operations as a stand-alone company on December 1, 2003, and has a new board of directors appointed by NCI. Following the spin-off, GHC has less financial and other resources than the larger pre-spin-off NCI. GHC’s ability to satisfy its obligations and maintain profitability is solely dependent upon the future performance of its operating businesses, and GHC is not able to rely upon the financial and other resources of those business lines remaining with NCI.

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

(3)     Significant Transactions and Events

ElderTrust Transactions

On August 13, 2003, GHC acquired the remaining ownership interest in an unconsolidated joint-venture partnership that operates four skilled nursing facilities with 600 skilled nursing and 125 assisted living beds. Each of the four eldercare centers had been leased to the partnership from ElderTrust, a real estate investment trust from which GHC leased or subleased 18 of its eldercare facilities and eight managed and jointly-owned facilities. GHC purchased its joint venture partner’s interest in the unconsolidated partnership for $3.1 million and subsequently purchased one of the four eldercare properties from ElderTrust for $2.6 million. Additionally, GHC paid ElderTrust $2.5 million to reduce the annual cash basis and accrual basis lease expense of one of the three remaining leased facilities by $0.4 million and $0.2 million, respectively. The lease terms of the three facilities that will continue to be leased from ElderTrust were extended from 2010 to 2015. On September 11, 2003, GHC entered into additional agreements with ElderTrust, the principal terms of which are as follows:

•
GHC agreed to purchase two skilled nursing facilities having 210 skilled nursing beds and 67 assisted living beds, and three assisted living facilities having 257 beds, for $24.8 million. GHC previously leased these properties from ElderTrust at an annual cash basis and accrual basis lease cost of $2.4 million and $1.5 million, respectively. By January 2004, GHC purchased all of the aforementioned eldercare facilities;

Back to Contents

•
GHC agreed to pay ElderTrust $32.3 million to reduce annual cash basis and accrual basis lease cost associated with nine properties by $6.9 million and $1.2 million, respectively, and acquire options to purchase seven properties previously subleased to GHC by ElderTrust. On October 29, 2003, GHC paid ElderTrust $2.3 million to reduce the rents of two of the nine eldercare facilities, and on November 7, 2003, GHC paid ElderTrust the remaining $30.0 million to reduce the rents of the other seven aforementioned eldercare facilities; and

•
ElderTrust was paid $5.0 million upon consummation of the spin-off in exchange for ElderTrust’s consent to the assignment of all remaining leases and guarantees from NCI to GHC, which was accounted for by NCI as a spin-off related expense in its first fiscal quarter of 2004.

(4)     Long-Term Debt

Long-term debt at December 31, 2003 and September 30, 2003 consists of the following (in thousands):

	December 31, 2003	September 30, 2003

		Total NCI	Allocated to GHC

Allocated debt of NCI	$—	$555,213	$219,945
Senior credit facility – term loan	185,000		—
Senior subordinated notes	225,000		—
Mortgages and other secured debt	51,849		46,287

	461,849		266,232
Less:
Current portion of long-term debt	(4,495)		(12,039)

Long-term debt	$457,354		$254,193

Senior credit facility.     On December 1, 2003, GHC entered into a senior credit facility that provides for a term loan of $185.0 million, which was fully drawn at the consummation of the spin-off, and a revolving credit facility of $75.0 million, none of which was drawn at the consummation of the spin-off. The term loan has a seven year term and amortizes one percent per year through year six. The revolving credit facility has a five year term. GHC’s new senior credit facility includes an excess cash flow recapture requirement that may increase the required principal payments above contractual minimum amounts each year depending on a defined formula in the senior credit agreement. The term loan portion of GHC’s new senior credit facility has a rate of interest of LIBOR plus 2.75% or a base rate plus an applicable margin. The revolving portion of GHC’s new senior credit facility has a rate of interest of LIBOR plus 3.00% or a base rate plus an applicable margin on any borrowings thereunder, and a commitment fee on the revolving portion of 0.50% on any unused commitment.

Senior subordinated notes.     In October 2003, GHC issued 8% senior subordinated notes in an aggregate principal amount of $225.0 million with a term of ten years.

Mortgages and other secured debts.     At December 31, 2003 and September 30, 2003, GHC had $51.8 million and $46.3 million, respectively, of other secured debt consisting principally of revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development. These loans are secured by the underlying real and personal property of individual eldercare centers and have fixed rates of interest ranging from 3% to 11%, with weighted average rates of 8.5% and 9.1% at December 31, 2003 and September 30, 2003, respectively.

Back to Contents

Allocated debt of NCI.     Prior to the spin-off and at September 30, 2003, GHC and NCI jointly and severally guaranteed approximately $555.2 million of NCI’s senior debt. The joint and several debt of NCI, including the debt allocated to GHC in the aggregate amount of $219.9 million, was repaid subsequent to September 30, 2003 in connection with the spin-off and the recapitalization of GHC and NCI. Following the spin-off, GHC no longer guarantees any of NCI’s indebtedness.

(5)     Pro Forma Earnings Per Share

The computation of pro forma basic net income per common share presented for the three month period ended December 31, 2003 is based upon the number of GHC shares distributed by NCI on December 1, 2003 in connection with the spin-off, assuming such distribution took place on October 1, 2003. The computation of pro forma diluted net income per common share is calculated by dividing net income by the sum of the pro forma weighted average basic common shares and potentially dilutive securities. Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all GHC stock options are used to repurchase GHC common stock at the average market price for the period. For the three months ended December 31, 2003, GHC’s outstanding stock options yielded 12,150 potentially dilutive securities under the treasury stock method. Historical earnings per share, prior to the three months ended December 31, 2003, have not been presented as GHC was wholly-owned by NCI.

(6)     Comprehensive Income

The following table sets forth the computation of comprehensive income for the three month periods ended December 31, 2003 and 2002 (in thousands):

	Three months ended December 31,

	2003	2002

Net income	$6,006	$4,689
Unrealized gain (loss) on marketable securities	117	(127)

Total comprehensive income	$6,123	$4,562

(7)     Assets Held for Sale and Discontinued Operations

In the normal course of business, GHC continually evaluates the performance of its operating units, with an emphasis on selling or closing under-performing or non-strategic assets. GHC accounts for discontinued operations and assets held for sale under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS 144). Under SFAS 144, discontinued businesses, including assets held for sale, are removed from the results of continuing operations. The results of operations in the current and prior year periods, along with any cost to exit such businesses in the year of discontinuation, are classified as discontinued operations in the statements of operations.

The Company has classified several businesses as held for sale or closed. An increasing trend in malpractice litigation claims, rising costs of eldercare malpractice litigation, losses associated with these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. These problems are particularly acute in the state of Florida where, because of higher claim amounts, general liability and professional liability costs have become increasingly expensive. This increase in insurance costs prompted GHC to sell its otherwise profitable operations in the state of Florida during fiscal 2003. Since GHC’s inception, it has continued to develop its eldercare network in concentrated geographic markets in the eastern United States. The geographic location of GHC’s eldercare centers in the states of Illinois and Wisconsin relative to its strategic geographic markets, combined with the operating performance of those centers, prompted GHC to identify those assets as held for sale during fiscal 2002. In addition to these assets, GHC identified 14 eldercare centers in other states, one rehabilitation therapy services clinic, two physician service practices and its ambulance and diagnostics businesses as held for sale or closed due to under-performance.

Back to Contents

Consolidated interest expense has been allocated to discontinued operations for all periods presented based on allocated debt expected to be repaid in connection with the sale of the assets. The amount of after-tax interest expense allocated to discontinued operations in the three months ended December 31, 2003 and 2002 was $0.1 million and $0.3 million, respectively.

GHC has separately classified $12.8 million and $18.3 million of carrying value associated with its assets held for sale in its condensed balance sheets at December 31, 2003 and September 30, 2003, respectively.

The following table sets forth net revenues and the components of loss from discontinued operations for the three months ended December 31, 2003 and 2002 (in thousands):

	Three Months Ended December 31,

	2003	2002

Net revenues	$9,282	$61,525

Net operating loss of discontinued businesses	$(2,045)	$(3,869)
Loss on discontinuation of businesses	(583)	(3,339)
Income tax benefit	1,025	2,810

Loss from discontinued operations, net of taxes	$(1,603)	$(4,398)

The loss on discontinuation of businesses includes the write-down of assets to estimated net realizable value.

(8)     Segment Information

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

The accounting policies of the segments are the same as those of the consolidated organization. All intersegment sales prices are market based.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “All other services and corporate costs” category of revenues and EBITDA represents operating information of business units below the prescribed quantitative thresholds that trigger segment reporting requirements, and our corporate support functions. The operating business units in this category derive revenues from the following services: management services, consulting services, homecare services, physician services, hospitality services, respiratory health services, staffing services and other healthcare related services. The “Other adjustments” category consists of certain expenses and gains that have not been allocated to our reportable segments or the “All other services and corporate costs” category. This approach to segment reporting is consistent with the Company’s internal financial reporting and the information used by the chief operating decision maker regarding the performance of our reportable and non-reportable segments.

Back to Contents

(in thousands)	Three months ended December 31, 2003	Three months ended December 31, 2002

Revenues:
Inpatient services – external	$332,708	$300,207
Rehabilitation therapy services:
External	27,935	26,256
Intersegment	17,674	21,400
All other services:
External	10,569	12,601
Intersegment	17,052	16,989
Elimination of intersegment revenues	(34,726)	(38,389)

Total net revenues	371,212	339,064

EBITDA (1):
Inpatient services	42,165	30,189
Rehabilitation therapy services	2,593	7,847
All other services and corporate costs	(15,057)	(10,442)
Other adjustments (2)	(173)	1,123

Total EBITDA	29,528	28,717

Capital and other:
Depreciation and amortization	(11,636)	(9,567)
Interest expense	(5,903)	(4,371)
Income tax expense	(4,863)	(5,763)
Equity in net income of unconsolidated affiliates	558	71
Minority interest	(75)	—

Income from continuing operations	7,609	9,087
Loss from discontinued operations, net of taxes	(1,603)	(4,398)

Net income	$6,006	$4,689

(1)
We define EBITDA as earnings from continuing operations before equity in net income of unconsolidated affiliates, minority interests, interest, taxes, depreciation and amortization. EBITDA can be calculated through our statements of operations by adding back interest expense, income taxes, depreciation and amortization, equity in net income of unconsolidated affiliates and minority interests costs to GHC’s income from continuing operations.

(2)	Other adjustments in the three months ended December 31, 2003 and 2002 represent gains and (losses) recognized in connection with the early extinguishment of debt.

Back to Contents

Total assets by segment at December 31, 2003 and September 30, 2003 were as follows (in thousands):

	December 31, 2003	September 30, 2003

Inpatient services	$871,443	$846,361
Rehabilitation therapy service	36,360	39,584
All other	318,068	187,354

	$1,225,871	$1,073,299

(9)     Restricted Investments in Marketable Securities

At December 31, 2003 and September 30, 2003, the Company reported restricted investments in marketable securities of $93.0 million and $90.6 million, respectively, which are held by Liberty Health Corporation, LTD. (“LHC”), GHC’s wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, GHC and LHC are precluded from freely transferring funds through inter-company loans, advances or cash dividends.

The Company’s restricted investments in marketable securities are classified in the unaudited condensed balance sheets within both current and non-current assets. The current portion of restricted investments in marketable securities represents an estimate of the level of outstanding self-insured losses the Company expects to pay in the succeeding twelve months.

(10)     Preferred Share Purchase Plan

On November 13, 2003, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, payable on December 1, 2003 to the shareholders of record on that date. The Board of Directors declared these rights to protect shareholders from coercive or otherwise unfair takeover tactics. The Rights should not interfere with any merger or other business combination approved by the Board of Directors.

Each Right will allow its holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock (a “Preferred Share”) for $75.00, once the Rights become exercisable. This portion of a Preferred Share will give the shareholder approximately the same dividend and liquidation rights as would one share of common stock. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.

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

Back to Contents

(11)     Subsequent Event

On January 5, 2004, GHC acquired its joint venture partner’s interest in two Massachusetts skilled nursing facilities which it previously managed. GHC purchased the remaining 50% interest in one facility and 80% interest in the other for a total combined value of $6 million. The partnerships, which together operated 318 beds, had $6 million in working capital and $15.4 million in net property and equipment. Debt of the partnership totaled $20 million, of which $7.5 million was assumed and the remaining $12.5 million was repaid at closing.

Back to Contents

ITEM 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the largest providers of healthcare and support services to the elderly in the United States. Within our network of geographically concentrated facilities, we offer services focusing on the primary medical, physical and behavioral issues facing the medically complex elderly population. We are focused on qualitative and quantitative clinical performance measures in order to enhance and continuously improve the care provided in our facilities. Through our physicians, nurses, therapists and other members of our interdisciplinary medical care team, we apply a comprehensive approach to the complex needs facing the elderly, which we believe has resulted in our above-industry average occupancy levels and an enhanced quality payor mix. For the three months ended December 31, 2003, the average occupancy level in our inpatient facilities was approximately 91%.

Approximately 90% of our net revenues are generated through inpatient services. Our inpatient services business is offered through a network of skilled nursing and assisted living centers primarily located in the eastern United States. Our eldercare centers are concentrated in the states of Pennsylvania, New Jersey, Maryland and Massachusetts. We currently own, lease, manage or jointly-own 217 eldercare facilities, consisting of 194 skilled nursing facilities and 23 assisted living facilities with 26,502 beds, including three skilled nursing facilities with 561 beds that have been identified as held for sale.

Our rehabilitation therapy business provides an extensive range of rehabilitation therapy services to the elderly, including speech pathology, physical therapy and occupational therapy in our eldercare regional market concentrations. These services are provided by approximately 4,300 licensed rehabilitation therapists and assistants employed or contracted by us at substantially all of the eldercare facilities we operate, as well as by contract to third-party healthcare facilities operated by other providers and through our 14 outpatient rehabilitation agencies. We also provide other complimentary healthcare services, the revenues for which are included in all other services revenues in our segment financial information.

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

Government funded programs, principally Medicaid and Medicare, provide approximately 80% of our revenue. Over the past five years, changes in funding from these government sources have had a significant impact on our cash flows and profitability. Through trade and other organizations, we actively participate in partnership with other healthcare providers to pursue strategies to minimize any potentially adverse impact of government funding proposals. We believe the continuation of government funding at levels sufficient to profitably operate our business is our greatest financial risk. However, we believe that sufficient broad-based support exists for the specific services we provide to ensure that adequate funding will continue for the foreseeable future.

Labor costs, including salaries, wages and benefits, account for approximately 74% of our total operating expenses. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. In recent years, we and our industry have experienced shortages in qualified professional clinical staff. While we have been able to retain the services of an adequate number of qualified personnel to staff our facilities and sites of services, we have used expensive temporary nursing agency services to supplement staffing, particularly in fiscal 2001 and 2002. In fiscal 2003, we implemented programs to improve staff scheduling and retention, and to reduce reliance on overtime compensation and temporary nursing agency services. Our efforts resulted in a 36% reduction in the cost of temporary nursing agencies. However, if a shortage of nurses or other health care workers occurred in the geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs, without a corresponding increase in the level of government funded reimbursement.

Back to Contents

For a description of the material challenges and risks of the Company, including an analysis of industry trends and the effect of recent legislation on our operations, see “Risk Factors — Risks Related to Our Business” included in our annual report on Form 10-K for the fiscal year ended September 30, 2003.

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

The recently enacted Medicare Modernization Act suspended application of the therapy caps as of December 8, 2003 through calendar year 2005. The therapy caps in place effective September 1, 2003 imposed payment limits to services provided by independent therapists as well as to those provided by outpatient rehabilitation facilities and other forms of rehabilitation agencies. The suspension does not have retroactive impact upon Medicare beneficiaries who exceeded their caps between September 1, 2003 and December 8, 2003. Extension of the moratorium removes a significant financial threat to our therapy business for the short term. Previously, we estimated that the therapy caps would reduce our annual net revenues by approximately $18.9 million and EBITDA by approximately $4.9 million. The new law also assures at least a positive 1.5% increase in the therapy fee schedule for each of the next two years through calendar year 2005. No assurances can be made or given that Congress will extend the moratorium on application of the therapy caps beyond 2005.

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

Back to Contents

It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on our business and the business of our principal customers. Accordingly, there can be no assurance that the impact of any future healthcare legislation will not further adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

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

Certain Transactions and Events

ElderTrust Transactions

On August 13, 2003, we acquired the remaining ownership interest in an unconsolidated joint-venture partnership that operates four skilled nursing facilities with 600 skilled nursing and 125 assisted living beds. Each of the four eldercare centers had been leased to the partnership from ElderTrust, a real estate investment trust from which we leased or subleased 18 of our eldercare facilities and eight managed and jointly-owned facilities. We purchased our joint venture partner’s interest in the unconsolidated partnership for $3.1 million and subsequently purchased one of the four eldercare properties from ElderTrust for $2.6 million. Additionally, we paid ElderTrust $2.5 million to reduce the annual cash basis and accrual basis lease expense of one of the three remaining leased facilities by $0.4 million and $0.2 million, respectively. The lease terms of the three facilities that will continue to be leased from ElderTrust were extended from 2010 to 2015. On September 11, 2003, we entered into additional agreements with ElderTrust, the principal terms of which are as follows:

•
We agreed to purchase two skilled nursing facilities having 210 skilled nursing beds and 67 assisted living beds, and three assisted living facilities having 257 beds, for $24.8 million. We previously leased these properties from ElderTrust at an annual cash basis and accrual basis lease cost of $2.4 million and $1.5 million, respectively. By January 2004, we purchased all of the aforementioned eldercare facilities;

•
We agreed to pay ElderTrust $32.3 million to reduce annual cash basis and accrual basis lease cost associated with nine properties by $6.9 million and $1.2 million, respectively, and acquire options to purchase seven properties previously subleased to us by ElderTrust. On October 29, 2003, we paid ElderTrust $2.3 million to reduce the rents of two of the nine eldercare facilities, and on November 7, 2003, we paid ElderTrust the remaining $30.0 million to reduce the rents of the other seven aforementioned eldercare facilities; and

•
ElderTrust was paid $5.0 million upon consummation of the spin-off in exchange for ElderTrust’s consent to the assignment of all remaining leases and guarantees from NCI to us, which was accounted for by NCI as a spin-off related expense in its first fiscal quarter of 2004.

Back to Contents

Results of Operations

Factors Affecting Comparability of Financial Information

Our statements of operations for the three months ended December 31, 2002 and for the first two (through November 30, 2003) of the three months ended December 31, 2003 have been prepared on a basis which reflects the historical financial statements of Genesis HealthCare Corporation assuming that the operations of NCI contributed in the spin-off were organized as a separate legal entity which owned certain net assets of NCI.

The allocation methodology followed in preparing the financial statements prior to the December 1, 2003 spin-off may not necessarily reflect the results of operations, cash flows or financial position of GHC in the future, or what the results of operations, cash flows or financial position would have been had GHC been a separate stand-alone public entity for all periods presented.

Management believes that the statement of operations for the three months ended December 31, 2003 is generally comparable to the statement of operations for the three months ended December 31, 2002, with the exception of interest expense, income tax expense and depreciation and amortization expense. This lack of comparability is due to the restructuring of our capital structure following the spin-off and the related incremental interest costs and amortization of deferred financing fees in connection with our new financing arrangements.

Reasons for Non-GAAP Financial Disclosure

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

Management believes that the presentation of EBITDA and Adjusted EBITDA provides useful information to investors regarding our results of operations because they are useful for trending, analyzing and benchmarking the performance and value of our business. We use EBITDA and Adjusted EBITDA primarily as performance measures and believe that the GAAP financial measure most directly comparable to EBITDA and Adjusted EBITDA is net income. We use EBITDA and Adjusted EBITDA as a measure to assess the relative performance of our eldercare properties and other of our operating businesses, as well as the employees responsible for operating such businesses. EBITDA and Adjusted EBITDA are useful in this regard because they do not include such costs as interest expense, income taxes and depreciation and amortization expense which may vary from business unit to business unit depending upon such factors as the method used to finance the original purchase of the business unit or the tax law in the state that a business unit operates in. By excluding such factors when measuring financial performance, many of which are outside of the control of the employees responsible for operating our business units, management is better able to evaluate operating performance of the business unit and the employees responsible for business unit performance. Consequently, management uses EBITDA and Adjusted EBITDA to determine the extent to which our employees have met performance goals, and therefore may or may not be eligible for incentive compensation awards. We also use EBITDA and Adjusted EBITDA in our annual budget process. We believe EBITDA and Adjusted EBITDA facilitate internal comparisons to historical operating performance of prior periods and external comparisons to competitors’ historical operating performance. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not consider certain material costs necessary to operate our business. These costs include the cost to service our debt, the non-cash depreciation and amortization associated with our long-lived assets, the cost of our federal and state tax obligations, our share of the earnings or losses of our less than 100% owned operations and the operating results of our discontinued businesses. Because EBITDA does not consider these important elements of our cost structure, a user of our financial information who relies on EBITDA as the only measure of our performance could draw an incomplete or misleading conclusion regarding our financial performance. Consequently, a user of our financial information should consider net income an important measure of our financial performance because it provides the most complete measure of our performance.

Back to Contents

We define EBITDA as earnings from continuing operations before equity in net income of unconsolidated affiliates, minority interests, interest, taxes, depreciation and amortization. Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. EBITDA does not represent net income, as defined by GAAP.

Adjusted EBITDA is presented to exclude certain expenses and gains related to one-time transactional events or settlements. Specifically, in the three months ended December 31, 2002, we excluded a net gain recognized in connection with the early extinguishment of a mortgage debt.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA (in thousands).

	Three months ended December 31,

	2003	2002

Net income	$6,006	$4,689
Add back:
Loss from discontinued operations, net of taxes	1,603	4,398
Equity in net income of unconsolidated affiliates	(558)	(71)
Minority interests	75	—
Income tax expense	4,863	5,763
Interest expense	5,903	4,371
Depreciation and amortization expense	11,636	9,567

EBITDA	$29,528	$28,717
Gain on early extinguishment of debt (1)	—	(1,123)

Adjusted EBITDA	$29,528	$27,594

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

Back to Contents

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

In the current quarter, revenues were $371.2 million, an increase of $32.1 million, or 9.5%, over the same period in the prior year. Of this growth, inpatient services revenue increased by $32.5 million, external rehabilitation therapy services revenue grew $1.7 million and other businesses revenue declined $2.1 million. The $32.1 million of revenue growth in our inpatient services segment is primarily attributed to increased payor rates and acquisitions. $12.2 million of the increase in inpatient services revenue is due to step acquisitions of six eldercare centers. The balance of the increase in inpatient services revenue is primarily due to increased average rates per patient day. Our average rate per patient day in the current fiscal year was $196 compared to $185 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by increased average Medicaid rates ($154 in 2003 versus $145 in 2002) and Medicare rates per patient day ($347 in 2003 versus $310 in 2002). The 11.9% increase in our Medicare rate per patient day is attributed to the October 1, 2003 upward Medicare rate adjustments of 6.3% and higher Medicare patient acuity. Our overall occupancy was stable at 91.2% for both the current and prior year quarters. The $1.7 million increase in our external rehabilitation therapy services revenue is the net result of revenues from new customers, partially offset by an unfavorable shift in patient mix and certain contract pricing reductions. Management’s decision to curtail the operations of our hospitality business led to a $0.9 million decline in other business revenue, with the balance of the decline in other business revenue resulting from reduced revenue in our other non-core business lines.

For the current quarter, net income increased $1.3 million, or 28.1%, to $6.0 million from $4.7 million in the same period in the prior year. Revenue increases of $32.1 million, as discussed in the preceding paragraph, were partially offset by $20.1 million of increased salaries, wages and benefits in support of increased revenue levels. Salaries, wages and benefits as a percentage of revenue were stable at 61.5% of revenues in the current year quarter versus 61.4% in the prior year quarter. Other operating expenses as a percentage of revenue were stable, remaining at the prior year quarter’s level of 28.5% of revenues. Other operating expenses included increased general and administrative costs primarily due to increased insurance, incentive compensation and consulting costs, as well as a reduction in utilization of higher cost nursing agencies used to supplement our employed labor. Increases in interest expense, depreciation and amortization expense and loss (gain) on early extinguishment of debt of $1.5 million, $2.1 million and $1.3 million, respectively, are further discussed below. Net income increased by $2.8 million due to lower after-tax losses of discontinued operations and by $0.9 million due to decreased income tax expense, both of which are further discussed below.

For the current quarter, Adjusted EBITDA was $29.5 million compared with $27.6 million in same period of the prior year. Increased Adjusted EBITDA in the current fiscal year reflects a $12.0 million increase in the Adjusted EBITDA of our inpatient services segment due to both increased revenues, as discussed above, $2.3 million of reduced utilization of higher cost nursing agencies and $1.9 million of price reductions extended by our rehabilitation therapy services segment to our inpatient services segment. This increase was offset by a decrease of $5.3 million in the Adjusted EBITDA of our rehabilitation therapy services segment primarily due to an unfavorable shift in patient mix brought about by the October 1, 2003 implementation of the therapy caps and certain contract pricing reductions, including the $1.9 million of price reductions extended to our inpatient services segment. The remaining decrease in Adjusted EBITDA of $4.8 million is principally attributed to a $4.9 million increase in general and administrative costs primarily resulting from increased insurance, incentive compensation and consulting costs.

Capital Costs and Other

Depreciation and amortization expense increased $2.1 million to $11.6 million in the current quarter compared to $9.5 million for the same period in the prior year. The increase is attributed to incremental amortization of deferred financing fees following the completion of our new financing arrangements and incremental depreciation expense on information systems in the current year quarter following the spin-off due to higher levels of such equipment attributed to GHC from NCI over estimated allocations made in the prior year quarter carve-out financial statements.

Back to Contents

Interest expense increased $1.5 million, or 35%, in the current quarter to $5.9 million, compared to $4.4 million for the same period in the prior year, principally due to increased debt levels above those allocated in the prior year carve-out financial statements resulting from the issuance of senior subordinated notes in an aggregate principal amount of $225.0 million in October 2003 and our entering into a senior credit facility consisting of a fully drawn $185.0 million term loan in December 2003.

The loss on early extinguishment of debt recognized in the current quarter is the result of the early extinguishment of two mortgage loans and principally consists of the write-off of unamortized deferred financing fees, while the gain on early extinguishment of debt recognized in the same period in the prior year is the result of a negotiated discount on a mortgage loan liquidated by us at the request of the mortgage lender.

Income tax expense in current and prior year quarters is estimated using an effective tax rate of approximately 39%.

Loss from discontinued operations, net of taxes, was $1.6 million in the current quarter and $4.4 million in the prior year quarter. The change is due in part to an $0.4 million (after-tax) write-down of assets classified as discontinued in the current quarter compared to $2.0 million (after-tax) recorded in the prior year quarter, combined with the relative results of operations of those businesses identified as discontinued operations. The improvement in the operating results of our discontinued businesses is primarily due to our disposition of certain discontinued operations since the prior year quarter, including the sale of our discontinued Florida properties in the third quarter of the prior fiscal year.

Liquidity and Capital Resources

Working Capital and Cash Flows

Reference to our condensed balance sheets and condensed statements of cash flows will facilitate understanding of the discussion that follows.

Our operating cash flow is used to finance trade accounts receivable, fund capital expenditures, service our indebtedness and make selective acquisitions. Financing trade accounts receivable is necessary because, on average, the customers and payors for our services do not pay us as quickly as we pay our vendors and employees for their services. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in computer hardware and software. In order to maintain our physical properties in a suitable condition to conduct our business and meet regulatory requirements, we expect for the foreseeable future to incur capital expenditure costs at levels approximating $35 million annually. Following the spin-off, we are highly leveraged and, consequently, a significant portion of our operating cash flow will be used to meet our debt service requirements. Specifically, on an annualized basis in fiscal 2004, we expect to pay approximately $37.9 million to satisfy scheduled principal and interest payments under our post spin-off debt obligations, not including payments that may be required under the excess cash flow recapture requirements of our new senior credit facility. See “ — New Financing Arrangements” below. Our cash flow from operations in the quarter ended December 31, 2003 was $32.2 million, including $14.3 million of cash generated from the timing of payments to vendors and employees, which is subject to fluctuations.

We believe that the net cash provided by our operating activities, supplemented as necessary with cash reserves and borrowings available under our new financing arrangements described below, will provide sufficient resources to meet our working capital requirements, debt service and other cash needs over the next year.

At December 31, 2003, we had restricted investments in marketable securities of $93.0 million, which are held by Liberty Health Corp., LTD., our wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by Liberty Health Corp. are restricted by statutory capital requirements in Bermuda. As a result of such restrictions and encumbrances, we and Liberty Health Corp. are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

Back to Contents

Cash activities from net investing transactions in the quarter ended December 31, 2003 was a use of cash of $43.2 million, attributed to $7.8 million of capital expenditures, a $2.5 million net use of cash to purchase restricted investments in marketable securities to fund our self-insured programs and a use of cash of $40.6 million related to the ElderTrust transactions. Also in the quarter ended December 31, 2003, we received cash proceeds of $7.1 million from the sale of three eldercare centers located in the state of Wisconsin. We do not expect to receive significant proceeds in fiscal 2004 from asset sales.

Cash from financing activities in the quarter ended December 31, 2003 was a source of cash of $116.5 million, attributed to $400.7 million of net proceeds from our new financing arrangements, offset by the use of $218.5 million to repay indebtedness of NCI, $8.2 million to repay mortgage debt of three eldercare centers, $1.9 million of scheduled principal payments and $55.5 million of cash transferred to NCI in connection with the spin-off.

New Financing Arrangements

In connection with the spin-off, both we and NCI entered into new financing arrangements in an effort to extinguish all senior secured joint and several debt and to separately provide adequate capital to both organizations.

In October 2003, we issued 8% senior subordinated notes in an aggregate principal amount of $225.0 million with a term of ten years. On December 1, 2003, we entered into a senior credit facility that provides for a term loan of $185.0 million, which was fully drawn at the consummation of the spin-off, and a revolving credit facility of $75.0 million, none of which was drawn at the consummation of the spin-off. The term loan has a seven year term and amortizes one percent per year through year six. The revolving credit facility has a five year term. Our new senior credit facility includes an excess cash flow recapture requirement that may increase the required principal payments above contractual minimum amounts each year depending on a defined formula in the senior credit agreement. The term loan portion of our new senior credit facility has a rate of interest of LIBOR plus 2.75% or a base rate plus an applicable margin. The revolving portion of our new senior credit facility has a rate of interest of LIBOR plus 3.00% or a base rate plus an applicable margin on any borrowings thereunder, and a commitment fee on the revolving portion of 0.50% on any unused commitment.

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

Back to Contents

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

We have extended $3.9 million in working capital lines of credit to certain jointly-owned and managed companies, of which $1.6 million were unused at December 31, 2003. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

We have posted $1.9 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on our balance sheet unless they are probable of being utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

We are a party to joint venture partnerships whereby our ownership interests are 50% or less of the total capital of the partnerships. We account for these partnerships using the equity method of accounting and, therefore, the assets, liabilities and operating results of these partnerships are not consolidated with ours. The carrying value of our investment in joint venture partnerships is $8.7 million at December 31, 2003. Although we are not contractually obligated to fund operating losses of these partnerships, in certain cases we have extended credit to such joint venture partnerships in the past and may decide to do so in the future in order to realize economic benefits from our joint venture relationship. Management assesses the creditworthiness of such partnerships in the same manner it does other third-parties. We have provided $18.2 million of financial guarantees related to loan commitments of four jointly-owned and managed companies. The guarantees are not recorded as liabilities on our balance sheet unless we are required to perform under the guarantee. Credit risk represents the accounting loss that would be recognized at the reporting date if counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

Income Taxes

At December 31, 2003, we had net deferred tax liabilities, inclusive of tax benefits related to net operating loss carry-forwards. Because management believes it is more likely than not that the tax benefits related to pre-emergence net operating loss carry-forwards will not be realized, the related deferred tax asset remains subject to a 100% valuation allowance. At December 31, 2003, based on our interpretation of applicable provisions of the Internal Revenue Code, and our estimate of NCI’s federal taxable income for its fiscal year ended September 30, 2004, we will have approximately $193 million of net operating loss carry-forwards, utilization of which are subject to limitation, and $19.7 million in NOL carry-forwards not subject to limitation. The ultimate net operating loss carry-forwards available to us will not be determinable until the preparation of NCI’s federal tax return for its fiscal year ended September 30, 2004 is completed. Pursuant to SOP 90-7, future utilization of deferred tax assets existing at the October 2, 2001 bankruptcy emergence date will be applied first as a reduction of identifiable intangible assets and, then, as an increase to shareholders’ equity.

Back to Contents

Critical Accounting Policies

We consider an accounting policy to be critical if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. Our critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. We believe that the following represents our critical accounting policies, which are described in our annual report on Form 10-K for the fiscal year ended September 30, 2003:

•	Allowance for Doubtful Accounts;

•	Loss Reserves for Certain Self-Insured Programs;

•	Revenue Recognition / Contractual Allowances; and

•	Long-lived Asset Impairments.

During the current quarter, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.

Seasonality

Our earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors, which include the timing of Medicaid rate increases and payroll tax obligations, inclement weather, seasonal census cycles, and the number of calendar days in a given quarter.

Impact of Inflation

The healthcare industry is labor intensive. Wages and other labor costs are especially sensitive to inflation and marketplace labor shortages. To date, we have offset our increased operating costs by increasing charges for our services and expanding our services. We have also implemented cost control measures to limit increases in operating costs and expenses but cannot predict our ability to control such operating cost increases in the future. See “Cautionary Statements Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Back to Contents

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes.

At December 31, 2003, we have $185 million of debt subject to variable rates of interest. A 1% increase in LIBOR would result in an increase to our interest expense of $1.9 million annually.

As of December 31, 2003, we held $16.6 million of investments in marketable securities that are affected by market rates of interest. A 1% change in the rate of interest would result in a change in interest income on those investments of $0.2 million annually.

ITEM 4:     Controls and Procedures

As required by Rule 13a-15(b), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

As required by Rule 13a-15(d), our management, including our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter covered by this report that have materially affected, or which are reasonably likely to materially affect, our Internal Control. Based on that evaluation, there has been no such change during the quarter covered by this report.

Back to Contents

PART II:     OTHER INFORMATION

ITEM 1:     Legal Proceedings — None

ITEM 2:     Changes in Securities and Use of Proceeds

On November 13, 2003, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, payable on December 1, 2003 to the shareholders of record on that date. The Board of Directors declared these rights to protect shareholders from coercive or otherwise unfair takeover tactics. The Rights should not interfere with any merger or other business combination approved by the Board of Directors.

Each Right will allow its holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock (a “Preferred Share”) for $75.00, once the Rights become exercisable. This portion of a Preferred Share will give the shareholder approximately the same dividend and liquidation rights as would one share of common stock. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.

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

We issued an aggregate of 644,500 shares of our restricted common stock under our 2003 Stock Incentive Plan pursuant to awards approved in December 2003. Of these shares, 392,500 were issued pursuant to the terms of employment agreements entered into as of December 1, 2003 with certain members of our senior management which, among other things, provided for the waiver of compensation and awards owing under prior employment agreements with NeighborCare, Inc. Such shares of common stock were exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and/or as not involving a sale under the Act.

ITEM 3:     Defaults Upon Senior Securities — None

ITEM 4:     Submission of Matters to a Vote of Security Holders — None

ITEM 5:     Other Information — None

Back to Contents

ITEM 6:     Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1
Certification of George V. Hager, Jr., Chief Executive Officer of the Company, dated February 13, 2004 pursuant to Rule 13a – 14(a)/15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of James V. McKeon, Chief Financial Officer of the Company, dated February 13, 2004 pursuant to Rule 13a – 14(a)/15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of George V. Hager, Jr., Chief Executive Officer of the Company, dated February 13, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of James V. McKeon, Chief Financial Officer of the Company, dated February 13, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

•	Current Report on Form 8-K filed on December 9, 2003 announcing the completion of our spin-off from NeighborCare, Inc.

•	Current Report on form 8-K filed on December 8, 2003 announcing a temporary blackout of trading under our employee benefit fund.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesis HealthCare Corporation

Date: February 13, 2004	James V. McKeon

James V. McKeon,
Chief Financial Officer

Date: February 13, 2004	George V. Hager, Jr.

George V. Hager, Jr.,
Chief Executive Officer and Chairman of the Board