Form 10-Q
period 2004-03-31
GENESIS HEALTHCARE CORP
filed 2004-05-14
CIK 1236736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

(610) 444-6350
(Registrant’s telephone number, including area code)

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

Back to Contents

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES           NO

     (1) In 2000, prior to the creation of the registrant, a substantial majority of the registrant’s subsidiaries filed for relief under Chapter 11 of the Bankruptcy Code and emerged from such proceedings in 2001.

APPLICABLE ONLY TO CORPORATE ISSUERS.

     As of May 3, 2004: 19,965,179 shares of the registrant’s common stock were outstanding, including 129,923 shares currently held in escrow to be issued in connection with a joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

Back to Contents

Back to Contents

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

     Statements made in this report, and in our other public filings and releases, which are not historical facts, contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

•	statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our unaudited condensed financial statements, such as the existence of sufficient broad-based support for the services we provide to ensure adequate funding, demographic trends and our ability to take advantage of such demographic trends, the expected impact of recently implemented staffing and retention programs, our ability to meet our working capital requirements, debt service, and future cash needs, capital expenditure and lease requirements, the anticipated receipt of less than significant proceeds from future asset sales in fiscal 2004; our potential extension of credit to our joint venture partners; the expected changes in and effects of government legislation and regulation on our business; estimates in our pro forma financial data and critical accounting policies, including the adequacy of our allowance for doubtful accounts, any anticipated impact of long-lived asset impairments and our ability to provide for outstanding losses and loss expenses for self-insured programs; the incremental costs of being an independent public company; and legal proceedings; and

•	statements contained in “Quantitative and Qualitative Disclosures About Market Risk.”

     The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that these statements are not guarantees of future performance and that actual results and trends in the future may differ materially.

     Factors that could cause actual results to differ materially include, but are not limited to, the following, which are discussed more fully in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003:

•	the difficulty in evaluating certain of our financial information due to the spin-off;

•	our limited operating history as an independent entity and our inability to rely on NCI to provide business diversification and capital resources;

•	the availability of financial and other resources to us as a separate company;

•	the ability to engage successfully in acquisitions and other strategic transactions;

•	federal income tax liabilities and indemnification obligations related to the spin-off;

•	conflicts of interest as a result of continuing relationships with NCI;

•	the ability of NCI, as our single largest supplier of pharmaceutical products and services, to act as a stand-alone entity;

•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid, or the implementation of other measures to reduce the reimbursement for our services;

Back to Contents

•	the expiration of enactments providing for additional governmental funding;

•	the impact of federal and state regulations;

•	changes in case mix, payor mix and payment methodologies;

•	further consolidation of managed care organizations and other third-party payors;

•	competition in our businesses;

•	an increase in insurance costs and potential liability for losses not covered by, or in excess of, our insurance;

•	competition for, and availability of, qualified staff in the healthcare industry;

•	our ability to control operating costs and generate sufficient cash flow to meet operational and financial requirements;

•	our ability, and the ability of our subsidiary guarantors, to fulfill debt obligations;

•	an economic downturn or changes in the laws affecting our business in those markets in which we operate; and

•	acts of God or public authorities, war, civil unrest, terrorism, fire, floods, earthquakes and other matters beyond our control.

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

Back to Contents

PART I:      FINANCIAL INFORMATION

ITEM 1:      Financial Statements

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED BALANCE SHEETS
MARCH 31, 2004 AND SEPTEMBER 30, 2003
(IN THOUSANDS)

	March 31, 2004	September 30, 2003

Assets:
Current assets:
Cash and equivalents, primarily restricted at September 30, 2003	$125,958	$8,791
Restricted investments in marketable securities	30,320	29,320
Accounts receivable, net	188,779	186,570
Prepaid expenses and other current assets	24,855	32,771
Assets held for sale	3,952	7,721

Total current assets	373,864	265,173

Property and equipment, net	706,189	673,167
Assets held for sale	8,717	10,624
Restricted investments in marketable securities	60,284	61,271
Other long-term assets	86,189	57,869
Identifiable intangible assets, net	1,679	2,242
Goodwill	6,875	2,953

Total assets	$1,243,797	$1,073,299

Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long-term debt	$4,664	$12,039
Accounts payable and accrued expenses	146,814	126,118
Current portion of self-insurance liability reserves	30,320	29,320

Total current liabilities	181,798	167,477

Long-term debt	457,097	254,193
Deferred income taxes	11,665	–
Self-insurance liability reserves	40,126	37,093
Other long-term liabilities	25,240	33,975
Total shareholders’ equity	527,871	580,561

Total liabilities and shareholders’ equity	$1,243,797	$1,073,299

See accompanying notes to unaudited condensed financial statements

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended
	March 31, 2004	March 31, 2003

Net revenues	$383,308	$338,425
Operating expenses:
Salaries, wages and benefits	239,046	213,184
Other operating expenses	107,915	98,011
Loss on early extinguishment of debt	655	–
Lease expense	6,888	6,792
Depreciation and amortization expense	11,537	9,636
Interest expense	7,599	3,844

Income before income tax expense, equity in net
income of unconsolidated affiliates and
minority interests	9,668	6,958
Income tax expense	3,922	2,714

Income before equity in net income of unconsolidated
affiliates and minority interests	5,746	4,244
Equity in net income of unconsolidated affiliates	466	357
Minority interests	(84)	–

Income from continuing operations	6,128	4,601
Loss from discontinued operations, net of taxes	(554)	(4,593)

Net income	$5,574	$8

Per common share data:
Basic:
Income from continuing operations	$0.31	$–
Loss from discontinued operations	(0.03)	–
Net income	$0.28	$–
Weighted average shares	19,923,669	–

Diluted:
Income from continuing operations	$0.31	$–
Loss from discontinued operations	(0.03)	–
Net income	$0.28	$–
Weighted average shares	19,968,492	–

See accompanying notes to unaudited condensed financial statements

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2004 AND 2003
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Six months ended
	March 31, 2004	March 31, 2003

Net revenues	$754,520	$677,489
Operating expenses:
Salaries, wages and benefits	467,233	421,239
Other operating expenses	213,828	194,642
Loss (gain) on early extinguishment of debt	828	(1,123)
Lease expense	14,299	13,576
Depreciation and amortization expense	23,173	19,203
Interest expense	13,502	8,215

Income before income tax expense, equity in net
income of unconsolidated affiliates and
minority interests	21,657	21,737
Income tax expense	8,785	8,477

Income before equity in net income of unconsolidated
affiliates and minority interests	12,872	13,260
Equity in net income of unconsolidated affiliates	1,024	428
Minority interests	(159)	–

Income from continuing operations	13,737	13,688
Loss from discontinued operations, net of taxes	(2,157)	(8,991)

Net income	$11,580	$4,697

Pro forma per common share data:
Basic:
Income from continuing operations	$0.70	$–
Loss from discontinued operations	(0.11)	–
Net income	$0.59	$–
Weighted average shares	19,754,074	–

Diluted:
Income from continuing operations	$0.69	$–
Loss from discontinued operations	(0.11)	–
Net income	$0.59	$–
Weighted average shares	19,777,459	–

See accompanying notes to unaudited condensed financial statements

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2004 AND 2003
(IN THOUSANDS)

	Six months ended
	March 31, 2004	March 31, 2003

Cash flows from operating activities:
Net income	$11,580	$4,697
Net charges included in operations not requiring funds	39,701	32,878
Changes in assets and liabilities:
Accounts receivable	(8,325)	(9,219)
Accounts payable and accrued expenses	24,031	(5,163)
Other, net	9,376	2,615

Net cash provided by operating activities	76,363	25,808

Cash flows from investing activities:
Capital expenditures	(14,846)	(19,150)
Net purchases of restricted marketable securities	(325)	(909)
Acquisition of rehabilitation services business	–	(5,436)
Purchase of eldercare centers and lease amendments	(48,773)	–
Sale of eldercare assets	7,806	29,556
Other	311	–

Net cash (used in) provided by investing activities	(55,827)	4,061

Cash flows from financing activities:
Repayment of long-term debt and payment of sinking
fund requirements	(248,484)	(47,426)
Proceeds from issuance of long-term debt	410,000	–
Debt issuance costs	(9,337)	–
Net transactions with NCI, prior to the spin-off	(55,548)	17,498

Net cash (used in) provided by financing activities	96,631	(29,928)

Net increase (decrease) in cash and equivalents	$117,167	$(59)

Cash and equivalents:
Beginning of period	8,791	7,420

End of period	$125,958	$7,361

Supplemental disclosure of cash flow information:
Interest paid	$5,734	$9,407
Taxes paid (principally state income tax)	1,798	–

See accompanying notes to unaudited condensed financial statements

Back to Contents

Genesis HealthCare Corporation and Subsidiaries
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

     In connection with the spin-off, NCI and GHC have agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin-off. In addition, NCI and GHC have entered into certain mutually beneficial commercial arrangements. Specifically, NCI and GHC entered into a separation and distribution agreement, a tax sharing agreement, a transition services agreement, a group purchasing agreement, an employee benefits agreement, a pharmacy services agreement, a pharmacy benefit management agreement and a durable medical equipment agreement. In connection with the spin-off, GHC entered into new financing arrangements. See note 4 – “Long-Term Debt.”

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

	Six months ended March 31, 2004

	As reported	Pro forma

Net revenues	$754,520	$754,520
Income from continuing operations	13,737	12,546
Diluted earnings per share – from continuing operations	0.69	0.63

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

     Historically, NCI provided certain general and administrative services to GHC, including finance, legal, treasury, information systems and human resources. The cost for these services for the three and six months ended March 31, 2003 was allocated to GHC based upon various allocation percentages dependent upon the type of service provided. For instance, certain costs were allocated based upon GHC’s proportionate share of revenue, labor related costs or other operating expenses, as well as other methods which management believes to be reasonable. These cost allocations were $10.4 million and $21.2 million for the three and six months ended March 31, 2003, respectively. No such costs were allocated to GHC for the three and six months ended March 31, 2004 because our general and administrative service functions were established to operate GHC as an independent organization beginning in October 2003.

Back to Contents

     Prior to the spin-off, certain assets and liabilities related to GHC were managed and controlled by NCI on a centralized basis. Such assets and liabilities reflected in the accompanying unaudited condensed balance sheet as of September 30, 2003 were allocated to GHC in the manner described in the preceding paragraph for allocating general and administrative service costs. The accompanying balance sheet as of March 31, 2004 reflects the spin-off of GHC’s net assets from NCI.

     Prior to the spin-off, substantially all of GHC’s cash accounts were linked to NCI’s centralized cash management system. Accordingly, substantially all cash generated from or used in GHC’s operations had been transferred to and from NCI. For instance, NCI funded nearly all routine and capital cash disbursements on behalf of GHC. Likewise, on a daily basis, GHC transferred its cash receipts directly to the concentrated bank account of NCI. The net effect of these cash transfers has been reflected in the shareholders’ equity section of the condensed balance sheet at September 30, 2003. The net transactions with NCI as reflected in our unaudited condensed statements of cash flows for the six months ended March 31, 2004 represent cash activities between NCI and GHC as previously described. Prior to the spin-off, the financing activities between NCI and GHC were in the form of equity capital advances and there were no formal repayment or interest arrangements, nor any expectation of any such arrangements in the future.

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

     GHC provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. As of March 31, 2004, the Company had 216 owned, leased, managed and jointly owned eldercare centers with 26,401 beds, of which three centers having 561 beds have been identified as held for sale. Revenues of GHC’s owned and leased centers constitute approximately 89% of GHC’s revenues, and are presented in GHC’s segment information as inpatient services revenues. Management fees earned from eldercare centers that are managed and/or jointly owned by GHC are included in all other revenues presented in GHC’s segment information. See note 8 – “Segment Information.”

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

     GHC also provides an array of other specialty medical services, including homecare services, physician services, hospitality services, respiratory health services, staffing services and other healthcare related services.

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

     GHC and NCI agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin-off. In addition, GHC and NCI agreed to certain mutually beneficial commercial arrangements intended to reflect terms similar to those that would be agreed to by parties bargaining at arm’s-length. On May 7, 2004, GHC and NCI amended the Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services to correct a pricing error in the original agreement specifically related to intravenous drugs. The financial impact of the amendment increases GHC’s pharmacy costs $1.3 million on an annualized basis, which has been reflected in GHC’s financial results. The amendment also accelerates by nine months GHC’s ability to renegotiate pricing with NCI. GHC believes that the amendments offer substantially equal value to both organizations. Beginning December 1, 2003, the agreement, as amended, extends approximately $6.6 million of annual pharmacy cost savings to GHC, which has been reflected in GHC’s financial results.

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

     It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on GHC’s business and the business of the customers served by GHC’s rehabilitation therapy business. Accordingly, there can be no assurance that the impact of any future healthcare legislation will not further adversely affect GHC’s business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels equivalent to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. GHC’s financial condition and results of operations will be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

(3)      Significant Transactions and Events

     Purchase of Joint Venture Interests

     On January 5, 2004, GHC acquired its joint venture partner’s interest in two Massachusetts skilled nursing facilities which it previously managed. GHC previously owned a 50% interest in one facility and a 20% interest in the other. Upon completion of the transaction, GHC owns 100% of both facilities and acquired approximately $6 million of working capital along with the property and equipment of the two skilled nursing facilities, having a total of 318 beds. The aggregate consideration consisted of $6.0 million in cash and the assumption of debt in the amount of approximately $20.0 million, of which $12.5 million was repaid following completion of the transactions.

Back to Contents

     ElderTrust Transactions

     On August 13, 2003, GHC acquired the remaining ownership interest in an unconsolidated joint venture partnership that operates four skilled nursing facilities with 600 skilled nursing and 125 assisted living beds. Each of the four eldercare centers had been leased to the partnership from ElderTrust, a real estate investment trust from which GHC leased or subleased 18 of its eldercare facilities and eight managed and jointly owned facilities. GHC purchased its joint venture partner’s interest in the unconsolidated partnership for $3.1 million and subsequently purchased one of the four eldercare properties from ElderTrust for $2.6 million. Additionally, GHC paid ElderTrust $2.5 million to reduce the annual cash basis and accrual basis lease expense of one of the three remaining leased facilities by $0.4 million and $0.2 million, respectively. The lease terms of the three facilities that will continue to be leased from ElderTrust were extended from 2010 to 2015. On September 11, 2003, GHC entered into additional agreements with ElderTrust, the principal terms of which are as follows:

•	GHC agreed to purchase two skilled nursing facilities having 210 skilled nursing beds and 67 assisted living beds, and three assisted living facilities having 257 beds, for $24.8 million. GHC previously leased these properties from ElderTrust at an annual cash basis and accrual basis lease cost of $2.4 million and $1.5 million, respectively. By January 2004, GHC purchased all of the aforementioned eldercare facilities;

•	GHC agreed to pay ElderTrust $32.3 million to reduce annual cash basis and accrual basis lease cost associated with nine properties by $6.9 million and $1.2 million, respectively, and acquire options to purchase seven properties previously subleased to GHC by ElderTrust. On October 29, 2003, GHC paid ElderTrust $2.3 million to reduce the rents of two of the nine eldercare facilities, and on November 7, 2003, GHC paid ElderTrust the remaining $30.0 million to reduce the rents of the other seven aforementioned eldercare facilities; and

•	ElderTrust was paid $5.0 million upon consummation of the spin-off in exchange for ElderTrust’s consent to the assignment of all remaining leases and guarantees from NCI to GHC, which was accounted for by NCI as a spin-off related expense in its first fiscal quarter of 2004.

(4)      Long-Term Debt

     Long-term debt at March 31, 2004 and September 30, 2003 consists of the following (in thousands):

	March 31, 2004	September 30, 2003

		Total NCI	Allocated to GHC

Allocated debt of NCI	$–	$555,213	$219,945
Senior credit facility – term loan	184,538		–
Senior subordinated notes	225,000		–
Mortgages and other secured debt	52,223		46,287

	461,761		266,232
Less:
Current portion of long-term debt	(4,664)		(12,039)

Long-term debt	$457,097		$254,193

     Senior credit facility. On December 1, 2003, GHC entered into a senior credit facility that provides for a term loan of approximately $185.0 million, which was fully drawn at the consummation of the spin-off, and a revolving credit facility of $75.0 million. The term loan has a seven year term and amortizes one percent per year through year six. The revolving credit facility has a five year term. GHC’s senior credit facility includes an excess cash flow recapture requirement that may increase the required principal payments above contractual minimum amounts each year depending on a defined formula in the senior credit agreement. There can be no assurances of the final excess cash flow recapture requirement until the preparation of GHC’s fiscal year end financial statements. The term loan portion of GHC’s senior credit facility has a rate of interest of LIBOR plus 2.75% or a base rate plus an applicable margin. The revolving portion of GHC’s senior credit facility has a rate of interest of LIBOR plus 2.75% or a base rate plus an applicable margin on any borrowings thereunder, and a commitment fee on the revolving portion of 0.50% on any unused commitment.

Back to Contents

     Senior subordinated notes. In October 2003, GHC issued 8% senior subordinated notes in an aggregate principal amount of $225.0 million with a term of ten years.

     Mortgages and other secured debts. At March 31, 2004 and September 30, 2003, GHC had $52.2 million and $46.3 million, respectively, of other secured debt consisting principally of revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development. These loans are secured by the underlying real and personal property of individual eldercare centers and have fixed rates of interest ranging from 3% to 11%, with a weighted average rate of 7.8% and 9.1% at March 31, 2004 and September 30, 2003, respectively.

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

(5)      Earnings Per Share

     The computation of basic net income per common share presented for the three and six months ended March 31, 2004 is based upon the number of GHC shares distributed by NCI on December 1, 2003 in connection with the spin-off, assuming such distribution took place on October 1, 2003, and is therefore labeled “pro forma” for the six months ended March 31, 2004. The computation of diluted net income per common share is calculated by dividing net income by the sum of the weighted average basic common shares and potentially dilutive securities. Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all GHC stock options are used to repurchase GHC common stock at the average market price for the period. For the three and six months ended March 31, 2004, GHC’s outstanding stock options yielded 44,823 and 23,385 potentially dilutive securities, respectively, under the treasury stock method. The computation of potentially dilutive securities for the six months ended March 31, 2004 also assumes the spin-off occurred on October 1, 2003, and therefore the presentation of diluted earnings per share data for the six months ended March 31, 2004 is labeled “pro forma.” Historical earnings per share have not been presented prior to fiscal 2004 as GHC was wholly owned by NCI.

(6)      Comprehensive Income

     The following table sets forth the computation of comprehensive income for the three and six months ended March 31, 2004 and 2003 (in thousands):

	Three months ended March 31,		Six months ended March 31,

	2004	2003	2004	2003

Net income	$5,574	$8	$11,580	$4,697
Unrealized gain (loss) on restricted investments
in marketable securities	430	98	312	(29)

Total comprehensive income	$6,004	$106	$11,892	$4,668

Back to Contents

(7)      Assets Held for Sale and Discontinued Operations

     In the normal course of business, GHC continually evaluates the performance of its operating units, with an emphasis on selling or closing under-performing or non-strategic assets. GHC accounts for discontinued operations and assets held for sale under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS 144). Under SFAS 144, discontinued businesses, including assets held for sale, are removed from the results of continuing operations. The results of operations in the current and prior year periods, along with any cost to exit such businesses in the year of discontinuation, are classified as discontinued operations in the consolidated statements of operations.

     The Company has classified several businesses as held for sale or closed. An increasing trend in malpractice litigation claims, rising costs of eldercare malpractice litigation, losses associated with these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. These problems are particularly acute in the state of Florida where, because of higher claim amounts, general liability and professional liability costs have become increasingly expensive. This increase in insurance costs prompted GHC to sell its otherwise profitable operations in the state of Florida during fiscal 2003. Since GHC’s inception, it has continued to develop its capabilities in concentrated geographic markets in the eastern United States. The geographic location of GHC’s eldercare centers in the states of Illinois and Wisconsin relative to its strategic geographic markets, combined with the operating performance of those centers, prompted GHC to identify those assets as held for sale during fiscal 2002. In addition to these assets, GHC identified 14 eldercare centers in other states, one rehabilitation therapy services clinic, two physician service practices and its ambulance and diagnostics businesses as held for sale or closed due to under-performance.

     Consolidated interest expense has been allocated to discontinued operations for all periods presented based on allocated debt expected to be repaid in connection with the sale of the assets. The amount of after-tax interest expense allocated to discontinued operations in the three and six months ended March 31, 2004 was $0.1 million and $0.3 million, respectively. For the three and six months ended March 31, 2003, after-tax interest allocated to discontinued operations was $0.9 million and $1.7 million, respectively.

     GHC has separately classified $12.7 million and $18.3 million of carrying value associated with its assets held for sale in its unaudited condensed balance sheets at March 31, 2004 and September 30, 2003, respectively.

     The following table sets forth net revenues and the components of loss from discontinued operations for the three and six months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,

	2004	2003	2004	2003

Net revenues	$7,060	$50,504	$16,342	$112,028

Net operating loss of discontinued businesses	$(908)	$(5,036)	$(2,953)	$(8,905)
Loss on discontinuation of businesses	–	(2,495)	(583)	(5,834)
Income tax benefit	354	2,938	1,379	5,748

Loss from discontinued operations, net of taxes	$(554)	$(4,593)	$(2,157)	$(8,991)

     The loss on discontinuation of businesses includes the write-down of assets to estimated net realizable value.

Back to Contents

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

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2004	2003	2004	2003

Revenues:
Inpatient services – external	$340,871	$295,882	$673,579	$596,088
Rehabilitation services:
External	31,080	29,652	59,015	55,908
Intersegment	19,841	21,359	37,515	42,759
All other services:
External	11,357	12,891	21,926	25,493
Intersegment	7,316	15,778	24,368	32,767
Elimination of intersegment revenues	(27,157)	(37,137)	(61,883)	(75,526)

Total net revenues	383,308	338,425	754,520	677,489

EBITDA (1):
Inpatient services	38,916	26,733	81,081	56,922
Rehabilitation services	6,055	8,407	8,648	16,254
All other services and corporate costs	(15,512)	(14,702)	(30,569)	(25,144)
Other adjustments (2)	(655)	–	(828)	1,123

Total EBITDA	28,804	20,438	58,332	49,155

Capital and other:
Depreciation and amortization	(11,537)	(9,636)	(23,173)	(19,203)
Interest expense	(7,599)	(3,844)	(13,502)	(8,215)
Income tax expense	(3,922)	(2,714)	(8,785)	(8,477)
Equity in net income of unconsolidated affiliates	466	357	1,024	428
Minority interest	(84)	–	(159)	–

Income from continuing operations	6,128	4,601	13,737	13,688
Loss from discontinued operations, net of taxes	(554)	(4,593)	(2,157)	(8,991)

Net income	$5,574	$8	$11,580	$4,697

(1)	GHC defines EBITDA as earnings from continuing operations before equity in net income of unconsolidated affiliates, minority interests, interest, taxes, depreciation and amortization. EBITDA can be calculated through our statements of operations by adding back interest expense, income taxes, depreciation and amortization, equity in net income of unconsolidated affiliates and minority interests costs to GHC’s income from continuing operations.

(2)	Other adjustments in the three and six months ended March 31, 2004 and the six months ended March 31, 2003 represent gains and (losses) recognized in connection with the early extinguishment of debt.

Back to Contents

     Total assets by segment at March 31, 2004 and September 30, 2003 were as follows (in thousands):

	March 31, 2004	September 30, 2003

Inpatient services	$886,527	$846,361
Rehabilitation therapy service	38,002	39,584
All other	319,268	187,354

	$1,243,797	$1,073,299

(9)      Restricted Investments in Marketable Securities

     At March 31, 2004 and September 30, 2003, the Company reported restricted investments in marketable securities of $90.6 million and $90.6 million, respectively. The Company’s restricted investments are held by Liberty Health Corporation, LTD. (“LHC”), GHC’s wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, GHC and LHC are precluded from freely transferring funds through inter-company loans, advances or cash dividends.

     The Company’s restricted investments in marketable securities are classified in the unaudited condensed balance sheets within both current and non-current assets. The current portion of restricted investments in marketable securities represents an estimate of the level of outstanding self-insured losses the Company expects to pay in the succeeding 12 months.

(10)      Stock Option Plan

     GHC applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

     The following table illustrates the effect on net income (in thousands) if the fair-value-based method had been applied to all outstanding and unvested awards in each period. Pro forma compensation expense for the prior year periods has been allocated to GHC using management’s estimate of the portion of stock option grants made to employees that provide services to GHC. No earnings per share data is presented for the prior year periods as no shares of GHC were distributed prior to the December 1, 2003 spin-off date.

Back to Contents

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003

Net income – as reported	$5,574	$8	$11,580	$4,697
Deduct: Total stock-based employee
compensation determined under fair
value based method for all stock option
awards, net of related tax effects	(668)	(794)	(1,882)	(1,552)

Net income (loss) – pro forma	$4,906	$(786)	$9,698	$3,145

Earnings per share:
Basic – as reported	$0.28		$0.59
Basic – pro forma	0.25		0.49
Diluted – as reported	0.28		0.59
Diluted – pro forma	$0.25		$0.49

     The fair value of stock options granted in 2004 is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for the 2004 periods. The fair value of stock options granted by NCI in 2003 and 2002 and allocated to the Company as described above is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for the 2003 periods:

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003

Volatility	41.90%	47.57%	40.13%	41.15%
Expected life (in years)	9.7	7.1	9.7	7.1
Rate of return	4.66%	3.80%	3.57%	3.80%
Dividend yield	0.00%	0.00%	0.00%	0.00%

(11)      Preferred Share Purchase Plan

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

(12)      Condensed Consolidating Financial Statements of Genesis HealthCare Corporation and Subsidiaries

     The following condensed consolidating financial statements of GHC and its subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

Back to Contents

     These unaudited condensed consolidating financial statements have been prepared on the same basis of accounting as the consolidated financial statements. GHC is the borrower under the senior credit facility and the senior subordinated notes described in note 4 – “Long-Term Debt” and incurs interest expense thereunder. In April 2004, GHC filed a registration statement on Form S-4 with the Securities and Exchange Commission in connection with the exchange offer relating to the senior subordinating notes. The senior subordinated notes are fully and unconditionally guaranteed on a joint and several basis by certain 100% owned subsidiaries of GHC (Guarantors). Non-guarantor subsidiaries do not guarantee the senior subordinated notes and principally consist of LHC, GHC’s wholly owned insurance captive, and certain separately mortgaged eldercare centers (Non-Guarantors). The following tables present the unaudited condensed consolidating financial statements of GHC (Parent), the Guarantors and the Non-Guarantors.

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Assets:
Current assets	$125,945	$210,982	$36,990	$(53)	$373,864
Property and equipment, net	20,667	668,303	17,219	–	706,189
Other long-term assets	63,657	38,334	69,944	(8,191)	163,744
Investments in subsidiaries	178,182	–	–	(178,182)	–
Intercompany receivables	663,832	–	–	(663,832)	–

Total assets	$1,052,283	$917,619	$124,153	$(850,258)	$1,243,797

Liabilities and shareholders’ equity:
Current liabilities	$70,654	$73,130	$38,958	$(944)	$181,798
Intercompany payables	–	633,684	30,148	(663,832)	–
Long-term debt	416,467	32,850	12,223	(4,443)	457,097
Other long-term liabilities	37,291	(444)	40,184	–	77,031
Shareholders’ equity	527,871	178,399	2,640	(181,039)	527,871

Total liabilities and shareholders’ equity	$1,052,283	$917,619	$124,153	$(850,258)	$1,243,797

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2003
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Assets:
Current assets	$10,156	$216,523	$41,009	$(2,515)	$265,173
Property and equipment, net	16,718	649,783	6,666	–	673,167
Other long-term assets	46,667	25,343	71,161	(8,212)	134,959
Investments in subsidiaries	100,011	–	–	(100,011)	–
Intercompany receivables	696,661	–	–	(696,661)	–

Total assets	$870,213	$891,649	$118,836	$(807,399)	$1,073,299

Liabilities and shareholders’ equity:
Current liabilities	$58,500	$67,843	$43,649	$(2,515)	$167,477
Intercompany payables	–	674,221	22,440	(696,661)	–
Long-term debt	209,928	36,450	7,815	–	254,193
Other long-term liabilities	21,224	12,299	37,198	347	71,068
Shareholders’ equity	580,561	100,836	7,734	(108,570)	580,561

Total liabilities and shareholders’ equity	$870,213	$891,649	$118,836	$(807,399)	$1,073,299

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$3,394	$398,218	$8,855	$(27,159)	$383,308
Equity in net income (loss) of subsidiaries	23,263	–	–	(23,263)	–
Operating expenses	24,247	344,079	6,449	(27,159)	347,616
Lease expense	480	6,408	–	–	6,888
Depreciation and amortization	1,845	9,015	677	–	11,537
Interest expense	6,483	875	241	–	7,599

Income (loss) before income tax (benefit) expense,
equity in net income (loss) of unconsolidated
affiliates and minority interests	(6,398)	37,841	1,488	(23,263)	9,668
Income tax (benefit) expense	(11,310)	14,836	580	(184)	3,922

Income (loss) before equity in net income (loss) of
unconsolidated affiliates and minority interests	4,912	23,005	908	(23,079)	5,746
Equity in net income (loss) of unconsolidated affiliates	662	135	–	(331)	466
Minority interests	–	58	–	(142)	(84)

Income (loss) from continuing operations	5,574	23,198	908	(23,552)	6,128
Loss from discontinued operations	–	(545)	(9)	–	(554)

Net income (loss)	$5,574	$22,653	$899	$(23,552)	$5,574

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2003
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$4,125	$368,811	$2,936	$(37,447)	$338,425
Equity in net income (loss) of subsidiaries	12,906	–	–	(12,906)	–
Operating expenses	21,557	324,330	2,755	(37,447)	311,195
Lease expense	733	6,059	–	–	6,792
Depreciation and amortization	(97)	9,201	532	–	9,636
Interest expense	2,813	863	168	–	3,844

Income (loss) before income tax (benefit) expense,
equity in net (loss) income of unconsolidated
affiliates and minority interests	(7,975)	28,358	(519)	(12,906)	6,958
Income tax (benefit) expense	(8,247)	11,163	(202)	–	2,714

Income (loss) before equity in net (loss) income of
unconsolidated affiliates and minority interests	272	17,195	(317)	(12,906)	4,244
Equity in net (loss) income of unconsolidated affiliates	(264)	621	–	–	357
Minority interests	–	–	–	–	–

Income (loss) from continuing operations	8	17,816	(317)	(12,906)	4,601
Loss from discontinued operations	–	(4,433)	(160)	–	(4,593)

Net income (loss)	$8	$13,383	$(477)	$(12,906)	$8

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
SIX MONTHS ENDED MARCH 31, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$6,831	$796,368	$13,206	$(61,885)	$754,520
Equity in net income (loss) of subsidiaries	45,126	–	–	(45,126)	–
Operating expenses	47,086	684,753	11,935	(61,885)	681,889
Lease expense	1,073	13,226	–	–	14,299
Depreciation and amortization	3,741	18,189	1,243	–	23,173
Interest expense	11,427	1,602	473	–	13,502

Income (loss) before income tax (benefit) expense,
equity in net income (loss) of unconsolidated
affiliates and minority interests	(11,370)	78,598	(445)	(45,126)	21,657
Income tax (benefit) expense	(21,448)	30,655	(174)	(248)	8,785

Income (loss) before equity in net income (loss) of
unconsolidated affiliates and minority interests	10,078	47,943	(271)	(44,878)	12,872
Equity in net income (loss) of unconsolidated affiliates	1,502	–	–	(478)	1,024
Minority interests	–	–	–	(159)	(159)

Income (loss) from continuing operations	11,580	47,943	(271)	(45,515)	13,737
Loss from discontinued operations	–	(2,089)	(68)	–	(2,157)

Net income (loss)	$11,580	$45,854	$(339)	$(45,515)	$11,580

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
SIX MONTHS ENDED MARCH 31, 2003
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$7,974	$739,891	$5,742	$(76,118)	$677,489
Equity in net income (loss) of subsidiaries	29,762	–	–	(29,762)	–
Operating expenses	41,384	645,441	4,051	(76,118)	614,758
Lease expense	1,524	12,052	–	–	13,576
Depreciation and amortization	39	18,094	1,070	–	19,203
Interest expense	5,925	1,953	337	–	8,215

Income (loss) before income tax (benefit) expense,
equity in net (loss) income of unconsolidated
affiliates and minority interests	(11,136)	62,351	284	(29,762)	21,737
Income tax (benefit) expense	(16,026)	24,392	111	–	8,477

Income (loss) before equity in net (loss) income of
unconsolidated affiliates and minority interests	4,890	37,959	173	(29,762)	13,260
Equity in net (loss) income of unconsolidated affiliates	(193)	621	–	–	428
Minority interests	–	–	–	–	–

Income (loss) from continuing operations	4,697	38,580	173	(29,762)	13,688
Loss from discontinued operations	–	(7,262)	(1,729)	–	(8,991)

Net income (loss)	$4,697	$31,318	$(1,556)	$(29,762)	$4,697

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
SIX MONTHS ENDED MARCH 31, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Consolidated

Net cash (used in) provided by operating activities	$(29,749)	$105,314	$798	$76,363
Net cash (used in) provided by investing activities	(11,843)	(43,873)	(111)	(55,827)
Net cash provided by (used in) financing activities	167,637	(69,495)	(1,511)	96,631

Net increase (decrease) in cash and equivalents	$126,045	$(8,054)	$(824)	$117,167

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
SIX MONTHS ENDED MARCH 31, 2003
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Consolidated

Net cash (used in) provided by operating activities	$(49,006)	$73,441	$1,373	$25,808
Net cash (used in) provided by investing activities	(2,610)	8,851	(2,180)	4,061
Net cash provided by (used in) financing activities	54,961	(85,040)	150	(29,928)

Net increase (decrease) in cash and equivalents	$3,346	$(2,748)	$(657)	$(59)

Back to Contents

ITEM 2:      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We are one of the largest providers of healthcare and support services to the elderly in the United States. Within our network of geographically concentrated facilities, we offer services focusing on the primary medical, physical and behavioral issues facing the medically complex elderly population. We are focused on qualitative and quantitative clinical performance measures in order to enhance and improve continuously the care provided in our facilities. Through our physicians, nurses, therapists and other members of our interdisciplinary medical care team, we apply a comprehensive approach to the complex needs facing the elderly, which we believe has resulted in our above-industry average occupancy levels and an enhanced quality payor mix. For the six months ended March 31, 2004, the average occupancy level in our inpatient facilities was approximately 91%.

     Approximately 89% of our net revenues are generated through inpatient services. Our inpatient services business is offered through a network of skilled nursing and assisted living centers primarily located in the eastern United States. Our eldercare centers are concentrated in the states of Pennsylvania, New Jersey, Maryland and Massachusetts. We currently own, lease, manage or jointly own 216 eldercare facilities, consisting of 193 skilled nursing facilities and 23 assisted living facilities with 26,401 beds, including three skilled nursing facilities with 561 beds that have been identified as held for sale.

     Our rehabilitation therapy business, which represents approximately 8% of our net revenues, provides an extensive range of rehabilitation therapy services to the elderly, including speech pathology, physical therapy and occupational therapy in our eldercare regional market concentrations. These services are provided by approximately 4,300 licensed rehabilitation therapists and assistants employed or contracted by us at substantially all of the eldercare facilities we operate, as well as by contract to third-party healthcare facilities operated by other providers and through our 13 outpatient rehabilitation agencies. We also provide other complimentary healthcare services, the revenues for which are included in all other services revenues in our segment financial information.

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

     Government funded programs, principally Medicaid and Medicare, provide approximately 80% of our revenue. Over the past five years, changes in funding from these government sources has had a significant impact on our cash flows and profitability. Through trade and other organizations, we actively participate in partnership with other healthcare providers to pursue strategies to minimize any potentially adverse impact of government funding proposals. We believe the continuation of government funding at levels sufficient to operate our business profitably is our greatest financial risk.

     Labor costs, including salaries, wages and benefits, account for approximately 74% of our total operating expenses. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. In recent years, we and our industry have experienced shortages in qualified professional clinical staff. While we have been able to retain the services of an adequate number of qualified personnel to staff our facilities and sites of services, we have used expensive temporary nursing agency services to supplement staffing, particularly in fiscal 2001 and 2002. In fiscal 2003, we implemented programs to improve staff scheduling and retention, and to reduce reliance on overtime compensation and temporary nursing agency services. Our efforts resulted in a 36% reduction in the cost of temporary nursing agencies in fiscal 2003 with an additional 45% reduction in year to date fiscal 2004, without experiencing a significant change in overall nursing hours per patient day. However, if a shortage of nurses or other health care workers occurred in the geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs, without a corresponding increase in the level of government funded reimbursement.

Back to Contents

     For a description of the material challenges and risks of the Company, including an analysis of industry trends and the effect of recent legislation on our operations, see “Risk Factors – Risks Related to Our Business” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

     The Centers for Medicare and Medicaid Services, or “CMS”, has indicated that fiscal year 2005 prospective payment system rates will be announced by mid-summer 2004, and such rates will be promulgated under existing rules providing for a continuation of the current payment system with provision for a full market basket inflation increase and certain payment add-ons that were authorized to compensate for non-therapy ancillaries. While no changes are anticipated in the fiscal year 2005 rules, CMS affirms that its contractor, the Urban Institute, is expected to complete its study of the skilled nursing payment system and that the study recommendations will be incorporated into proposed fiscal year 2006 rules.

     The recently enacted Medicare Modernization Act suspended application of the therapy caps, as of December 8, 2003 through December 31, 2005. The therapy caps in place effective September 1, 2003 imposed payment limits to services provided by independent therapists as well as to those provided by outpatient rehabilitation facilities and other forms of rehabilitation agencies. The suspension does not have retroactive impact upon Medicare beneficiaries who exceeded their caps between September 1, 2003 and December 8, 2003. Extension of the moratorium removes a significant financial threat to our therapy business for the short term. Previously, we estimated that the therapy caps would reduce our annual net revenues by approximately $18.9 million and EBITDA by approximately $4.9 million. The new law also assures at least a positive 1.5% increase in the therapy fee schedule for each of the next two years through calendar year 2005. No assurances can be made or given that Congress will extend the moratorium on application of the therapy caps beyond 2005. As mandated by the law, the General Accounting Office is conducting a study of alternatives to the therapy caps. This report and a related study previously required from CMS will be released in the coming months.

     The recent economic downturn has had a detrimental effect on state revenues in most jurisdictions. Budget shortfalls range from 4% of outlays upwards to 20% of outlays in a handful of states. Historically, these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which we operate. In each of the major states where we provide services, we are working with trade groups, consultants and government officials to address responsibly the particular funding issues.

Back to Contents

     The plight of state governments has helped to elevate issues related to Medicaid onto the national agenda. Last year, Congress passed temporary relief to states providing a 2.9% temporary increase in the Federal Medicaid Assistance Percentage for five quarters estimated to provide states $10 billion in Medicaid relief. Under current law, this assistance terminates June 30, 2004. Prospects for Congress to extend the temporary assistance are not encouraging. Actions to date on state Medicaid budgets affirm that many states are reducing state spending to reflect the loss of the temporary Federal assistance.

     Late in November 2003, the General Accounting Office released a study examining how nursing home reimbursement has been affected by the fiscal crisis being experienced by a number of states. The report documents that most states have sustained their reimbursement commitments. States have tapped reserves, tobacco settlement monies and other funding strategies including provider assessments to meet their obligations. While the data does not evaluate the adequacy of state Medicaid payments for nursing facility services, the analysis does suggest that under current difficult conditions states are honoring their commitments. The report findings are consistent with observed behavior in the states where we operate.

     Among the alternative Medicaid funding approaches that states have explored are nursing home provider assessments as tools for leveraging increased Medicaid matching funds. Such initiatives are authorized under the law. Nursing home provider assessments have been implemented in three states where we operate (MA, WV and RI) and two additional states have recently received CMS approvals to implement plans (NC and NH). Responding to the number of state variations of provider assessment plans, CMS has slowed the processing of such plan amendments and increased review requirements. Two pending state plan amendments (NJ and PA) have been delayed in the CMS slow down. In both states further delays in the Federal processing of the provider assessment plan amendments could adversely impact future nursing home funding.

     It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on our business and the business of the customers served by our rehabilitation services business. Accordingly, there can be no assurance that the impact of any future healthcare legislation will not further adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations will be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

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

Certain Transactions and Events

     Purchase of Joint Venture Interests

     On January 5, 2004, we acquired our joint venture partner’s interest in two Massachusetts skilled nursing facilities which we previously managed. We previously owned a 50% interest in one facility and a 20% interest in the other. Upon completion of the transaction, we own 100% of both facilities and acquired approximately $6 million of working capital along with the property and equipment of the two skilled nursing facilities, having a total of 318 beds. The aggregate consideration consisted of $6.0 million in cash and the assumption of debt in the amount of approximately $20.0 million, $12.5 million of which was repaid following completion of the transactions.

Back to Contents

     Spin-off

     We began operations as a stand-alone company on December 1, 2003, and have a new board of directors appointed by NCI. Following the spin-off, we have less financial and other resources than the larger pre-spin-off NCI. Our ability to satisfy our obligations and maintain profitability is solely dependent upon the future performance of our operating businesses, and we are not able to rely upon the financial and other resources of those business lines remaining with NCI.

     We and NCI have agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin-off. In addition, we and NCI have agreed to certain mutually beneficial commercial arrangements intended to reflect terms similar to those that would be agreed to by parties bargaining at arm’s-length. On May 7, 2004, we and NCI amended the Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services to correct a pricing error in the original agreement specifically related to intravenous drugs. The financial impact of the amendment increases our pharmacy costs $1.3 million on an annualized basis, which has been reflected in our financial results. The amendment also accelerates by nine months our ability to renegotiate pricing with NCI. We believe that the amendments offer substantially equal value to both organizations. Beginning December 1, 2003, the agreement, as amended, extends approximately $6.6 million of annual pharmacy cost savings to GHC, which has been reflected in our financial results.

     ElderTrust Transactions

     On August 13, 2003, we acquired the remaining ownership interest in an unconsolidated joint venture partnership that operates four skilled nursing facilities with 600 skilled nursing and 125 assisted living beds. Each of the four eldercare centers had been leased to the partnership from ElderTrust, a real estate investment trust from which we leased or subleased 18 of our eldercare facilities and eight managed and jointly owned facilities. We purchased our joint venture partner’s interest in the unconsolidated partnership for $3.1 million and subsequently purchased one of the four eldercare properties from ElderTrust for $2.6 million. Additionally, we paid ElderTrust $2.5 million to reduce the annual cash basis and accrual basis lease expense of one of the three remaining leased facilities by $0.4 million and $0.2 million, respectively. The lease terms of the three facilities that will continue to be leased from ElderTrust were extended from 2010 to 2015. On September 11, 2003, we entered into additional agreements with ElderTrust, the principal terms of which are as follows:

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

Back to Contents

Results of Operations

Factors Affecting Comparability of Financial Information

     Our unaudited condensed statements of operations for the three and six months ended March 31, 2003 and for the first two months (through November 30, 2003) of the six months ended March 31, 2004 have been prepared on a basis which reflects the historical financial statements of Genesis HealthCare Corporation assuming that the operations of NCI contributed in the spin-off were organized as a separate legal entity which owned certain net assets of NCI.

     The allocation methodology followed in preparing the financial statements prior to the December 1, 2003 spin-off may not necessarily reflect the results of operations, cash flows or financial position of GHC in the future, or what the results of operations, cash flows or financial position would have been had GHC been a separate stand-alone public entity for all periods presented.

     Management believes that the unaudited condensed statement of operations for the three and six months ended March 31, 2004 is generally comparable to the unaudited condensed statement of operations for the three and six months ended March 31, 2003, with the exception of interest expense, income tax expense and depreciation and amortization expense. This lack of comparability is due to the restructuring of our capital structure following the spin-off and the related incremental interest costs and amortization of deferred financing fees in connection with our new financing arrangements.

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

     Adjusted EBITDA is presented to exclude certain expenses and gains related to one-time transactional events or settlements. Specifically, in the six months ended March 31, 2003 we excluded a net gain recognized in connection with the early extinguishment of a mortgage debt.

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

     The following table reconciles net income to EBITDA and Adjusted EBITDA (in thousands).

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003

Net income	$5,574	$8	$11,580	$4,697
Add back:
Loss from discontinued operations, net of taxes	554	4,593	2,157	8,991
Equity in net income of unconsolidated affiliates	(466)	(357)	(1,024)	(428)
Minority interests	84	–	159	–
Income tax expense	3,922	2,714	8,785	8,477
Interest expense	7,599	3,844	13,502	8,215
Depreciation and amortization expense	11,537	9,636	23,173	19,203

EBITDA	$28,804	$20,438	$58,332	$49,155
Gain on early extinguishment of debt (1)	–	–	–	(1,123)

Adjusted EBITDA	$28,804	$20,438	$58,332	$48,032

(1)	The gain on early extinguishment of debt is the result of a negotiated discount on a mortgage loan liquidated by us at the request of the mortgage lender. We excluded this gain on early extinguishment of debt from the calculation of Adjusted EBITDA because management does not view such a gain as likely to occur in the foreseeable future, nor have we encountered a similar transaction in recent years. While we often may be interested in extinguishing certain of our mortgage loans by refinancing such loans with senior credit facility borrowings at more favorable rates of interest, because most of these mortgage loans require expensive prepayment penalties, it often is not economically feasible for us to do so. To have a mortgage lender approach GHC to extinguish mortgage debt so that we are able to negotiate favorable extinguishment terms is deemed by management to be an unusual event that is reasonably unlikely to occur within the next two years. We did not exclude from the calculation of Adjusted EBITDA certain losses on the early extinguishment of debt recognized in the 2004 periods because GHC has recognized similar losses in recent years and believes it is likely that similar losses will be recognized within the next two years. We incurred losses on the early extinguishment of debt of $0.7 million and $0.8 million for the three and six months ended March 31, 2004, respectively.

Back to Contents

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     In the current quarter revenues were $383.3 million, an increase of $44.9 million, or 13.3%, over the same period in the prior year. Of this growth, inpatient services revenue increased by $45.0 million, external rehabilitation therapy services revenue grew $1.4 million and other businesses revenue declined $1.5 million.

     The $45.0 million of revenue growth in our inpatient services segment is primarily attributed to increased payor rates, acquisitions and the impact of an additional calendar day in the current quarter. Our average rate per patient day in the current fiscal year was $200 compared to $187 for the comparable period in the prior year. This increase in the average rate per patient day generated $23.2 million of additional revenues and is principally driven by increased average Medicaid rates ($157 in 2004 versus $145 in 2003) and Medicare rates per patient day ($347 in 2004 versus $313 in 2003). The 10.8% increase in our Medicare rate per patient day is attributed to the October 1, 2003 upward Medicare rate adjustments of 6.3% and higher Medicare patient acuity. Total patient days increased 115,754 to 1,701,186 in the current quarter compared to 1,585,432 in the same period of the prior year. Of this increase, 97,283 patient days are attributed to the step acquisition of eight eldercare centers, 17,616 are attributed to the current year quarter having one additional calendar day due to a leap year, with the remaining 855 patient days attributed to increased occupancy on a same store basis. The aforementioned step acquisitions increased revenues by approximately $18.2 million while the impact of the additional calendar day increased revenues by approximately $2.9 million. Our overall occupancy improved to 91.0% in 2004 from 90.6% in 2003.

     Approximately $0.6 million of the $1.4 million increase in our external rehabilitation therapy services revenue is the net result of revenues from new customers, with the remaining $0.8 million of revenue growth attributed to net increased sales volume of existing customers.

      Management’s decision to curtail the operations of our hospitality business led to a $1.2 million decline in other business revenue, with the balance of the decline in other business revenue primarily resulting from reduced management fee revenue due to the step acquisitions of previously managed properties.

     For the current quarter, net income increased to $5.6 million from $8,000 in the same period in the prior year. Revenue increases of $44.9 million, as discussed in the preceding paragraph, were partially offset by $25.9 million of increased salaries, wages and benefits and $9.9 million of higher other operating costs both as a result of increased revenue levels. Salaries, wages and benefits as a percentage of revenue improved to 62.4% of revenues in the current fiscal year versus 63.0% in the prior fiscal year. Such improvement resulted from the inpatient segment, which is the least labor intensive of our segments, representing a larger portion of our overall revenues in 2004 versus 2003 following the step acquisition of eight eldercare centers. Other operating expenses as a percentage of revenue improved to 28.2% of revenues in 2004 from 29.0% of revenues in 2003. The improvement in other operating costs as a percentage of revenues was primarily due to a reduction in utilization of higher cost nursing agencies used to supplement our employed labor, partially offset by increased insurance, ancillary and corporate costs as well as increased bad debt expense. Net income was reduced from increases in interest expense, depreciation and amortization expense and loss on early extinguishment of debt of $3.8 million, $1.9 million and $0.7 million, respectively, as further discussed below. Net income increased by $4.0 million due to lower after-tax losses of discontinued operations and decreased by $1.2 million due to increased income tax expense, both of which are further discussed below.

Back to Contents

     For the current quarter, Adjusted EBITDA was $28.8 million compared with $20.4 million in same period of the prior year. Increased Adjusted EBITDA in the current fiscal year reflects a $12.2 million increase in the Adjusted EBITDA of our inpatient services segment due to $2.0 million of reduced utilization of higher cost nursing agencies, $1.9 million of price reductions extended by our rehabilitation therapy services segment to our inpatient services segment and $1.2 million due to the step acquisition of eight eldercare centers. The remaining $7.1 million Adjusted EBITDA increase in the inpatient services segment is primarily the result of same store revenue growth net of increased expense levels in support of such increased revenues. The inpatient services increase was offset by a decrease of $2.3 million in the Adjusted EBITDA of our rehabilitation therapy services segment primarily due to certain contract pricing reductions, including the $1.9 million of price reductions extended to our inpatient services segment. The remaining decrease in Adjusted EBITDA of $1.5 million is principally attributed to increased general and administrative expenses.

     Capital Costs and Other

     Depreciation and amortization expense increased $1.9 million to $11.5 million in the current quarter compared to $9.6 million for the same period in the prior year. The increase is principally attributed to incremental amortization of deferred financing fees following the completion of our new financing arrangements and incremental depreciation expense on information systems in the current year quarter following the spin-off due to higher levels of such equipment attributed to GHC from NCI in excess of estimated allocations made in the prior year quarter carve-out financial statements.

     Interest expense increased $3.8 million in the current quarter to $7.6 million, compared to $3.8 million for the same period in the prior year. This is principally due to increased debt levels above those allocated in the prior year carve-out financial statements resulting from the issuance of senior subordinated notes in an aggregate principal amount of $225.0 million in October 2003 and our entering into a senior credit facility consisting of a fully drawn $185.0 million term loan in December 2003.

     The loss on early extinguishment of debt of $0.7 million recognized in the current quarter is the result of the early extinguishment of mortgage loans and principally consists of the write-off of unamortized deferred financing fees.

     Income tax expense in current and prior year quarters is estimated using an effective tax rate of approximately 39%. Income tax expense includes the provision of taxes on both equity in net income of unconsolidated affiliates and minority interests.

     Loss from discontinued operations, net of taxes, was $0.6 million in the current quarter and $4.6 million in the prior year quarter. The change is due in part to a $1.5 million (after-tax) write-down of assets classified as discontinued in the prior year quarter combined with the relative results of operations of those businesses identified as discontinued operations. The improvement in the operating results of our discontinued businesses is primarily due to our disposition of certain discontinued operations since the prior year quarter, including the sale of our discontinued Florida properties in the third quarter of the prior fiscal year.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

     In the current year-to-date period revenues were $754.5 million, an increase of $77.0 million, or 11.4%, over the same period in the prior year. Of this growth, inpatient services revenue increased by $77.5 million, external rehabilitation therapy services revenue grew $3.1 million and other businesses revenue declined $3.6 million.

      The $77.5 million of revenue growth in our inpatient services segment is primarily attributed to increased payor rates and acquisitions. $30.4 million of the increase in inpatient services revenue is due to step acquisitions of eight eldercare centers. The balance of the increase in inpatient services revenue is primarily due to increased average rates per patient day. Our average rate per patient day in the current fiscal year was $198 compared to $186 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by increased average Medicaid rates ($156 in 2004 versus $145 in 2003) and Medicare rates ($347 in 2004 versus $312 in 2003). The 11.2% increase in our Medicare rate per patient day is attributed to the October 1, 2003 upward Medicare rate adjustments of 6.3% and higher Medicare patient acuity. Total patient days increased 185,882 to 3,397,861 in the current year-to-date period compared to 3,211,979 in the same period of the prior year. Of this increase, 168,023 patient days are attributed to the step acquisition of eight eldercare centers, 17,616 are attributed to the current year-to-date period having one additional calendar day due to a leap year, with the remaining 243 patient days attributed to increased occupancy on a same store basis. Our overall occupancy improved to 91.1% in 2004 from 90.9% in 2003.

Back to Contents

     Approximately $0.3 million of the $3.1 million increase in our external rehabilitation therapy services revenue is the net result of revenues from new customers, with the remaining $2.8 million of revenue growth attributed to net increased sales volume of existing customers.

     Management’s decision to curtail the operations of our hospitality business led to a $2.1 million decline in other business revenue, with the balance of the decline in other business revenue primarily resulting from reduced management fee revenue due to the step acquisitions of previously managed properties.

     For the current year-to-date period, net income increased to $11.6 million from $4.7 million in the same period in the prior year. Revenue increases of $77.0 million, as discussed in the preceding paragraph, were partially offset by $46.0 million of increased salaries, wages and benefits and $19.2 million of other operating expenses both as a result of increased revenue levels. Salaries, wages and benefits as a percentage of revenue improved to 61.9% of revenues in the current year-to-date period versus 62.2% in the prior year. Such improvement resulted from the inpatient segment, which is the least labor intensive of our segments, representing a larger portion of our overall revenues in 2004 versus 2003 following the step acquisition of eight eldercare centers. Other operating expenses as a percentage of revenue improved to 28.3% of revenues in 2004 from 28.7% of revenues in 2003. The improvement in other operating costs as a percentage of revenues was primarily due to a reduction in utilization of higher cost nursing agencies used to supplement our employed labor, partially offset by increased insurance, ancillary and corporate costs as well as increased bad debt expense. Net income was reduced from increases in lease expense, interest expense, depreciation and amortization expense and loss (gain) on early extinguishment of debt of $0.7 million, $5.3 million, $4.0 million and $2.0 million, respectively, as further discussed below. Net income increased by $6.8 million due to lower after-tax losses of discontinued operations, increased $0.4 million due to higher earnings of less than 100% owned subsidiaries and decreased by $0.3 million due to increased income tax expense, each of which is further discussed below.

     For the current year-to-date period, Adjusted EBITDA was $58.3 million compared with $48.0 million in same period of the prior year. Increased Adjusted EBITDA in the current fiscal year reflects a $24.2 million increase in the Adjusted EBITDA of our inpatient services segment due to $4.3 million of reduced utilization of higher cost nursing agencies, $3.8 million of price reductions extended by our rehabilitation therapy services segment to our inpatient services segment and $7.6 million due to the step acquisition of eight eldercare centers. The remaining $8.5 million Adjusted EBITDA increase in the inpatient services segment is primarily the result of same store revenue growth net of increased expense levels in support of such increased revenues. The inpatient services increase was offset by a decrease of $7.6 million in the Adjusted EBITDA of our rehabilitation therapy services segment primarily due to certain contract pricing reductions, including the $3.8 million of price reductions extended to our inpatient services segment and an unfavorable shift in patient mix in the preceding quarter resulting from the September 1, 2003 implementation of the therapy caps (which was subsequently rescinded in December 2003). The remaining decrease in Adjusted EBITDA of $6.3 million is principally attributed to increased general and administrative costs.

      Capital Costs and Other

     Lease expense increased by $0.7 million to $14.3 million in the current year-to-date period from $13.6 million in the prior year-to-date period primarily due to the step acquisitions of eldercare centers.

     Depreciation and amortization expense increased $4.0 million to $23.2 million in the current year-to-date period compared to $19.2 million for the same period in the prior year. The increase is principally attributed to incremental amortization of deferred financing fees following the completion of our new financing arrangements and incremental depreciation expense on information systems in the current year quarter following the spin-off due to higher levels of such equipment attributed to GHC from NCI in excess of estimated allocations made in the prior year year-to-date carve-out financial statements.

Back to Contents

     Interest expense increased $5.3 million in the current year-to-date period to $13.5 million, compared to $8.2 million for the same period in the prior year, principally due to increased debt levels above those allocated in the prior year carve-out financial statements resulting from the issuance of senior subordinated notes in an aggregate principal amount of $225.0 million in October 2003 and our entering into a senior credit facility consisting of a fully drawn $185.0 million term loan in December 2003.

     The loss on early extinguishment of debt of $0.8 million recognized in the current year-to-date period is the result of the early extinguishment of mortgage loans and principally consists of the write-off of unamortized deferred financing fees, while the gain on early extinguishment of debt of $1.1 million recognized in the same period in the prior year is the result of a negotiated discount on a mortgage loan liquidated by us at the request of the mortgage lender.

     Loss from discontinued operations, net of taxes, was $2.2 million in the current year-to-date period and $9.0 million in the prior year. The change is due in part to an $0.4 million (after-tax) write-down of assets classified as discontinued in the current year-to-date period compared to $3.6 million (after-tax) recorded in the prior year period, combined with the relative results of operations of those businesses identified as discontinued operations. The improvement in the operating results of our discontinued businesses is primarily due to our disposition of certain discontinued operations since the prior year year-to-date period, including the sale of our discontinued Florida properties in the third quarter of the prior fiscal year.

     Income tax expense in both the current and prior year-to-date periods is estimated using an effective tax rate of approximately 39%. Income tax expense includes the provision of taxes on both equity in net income of unconsolidated affiliates and minority interests.

     Equity in net income of unconsolidated affiliates improved by $0.6 million in the current year-to-date period versus the same period in the prior year due to improved operating results of certain unconsolidated eldercare centers.

Liquidity and Capital Resources

Working Capital and Cash Flows

     Reference to our unaudited condensed balance sheets and condensed statements of cash flows will facilitate understanding of the discussion that follows.

     Our operating cash flow is used to finance trade accounts receivable, fund capital expenditures, service our indebtedness and make selective acquisitions. Financing trade accounts receivable is necessary because, on average, the customers and payors for our services do not pay us as quickly as we pay our vendors and employees for their services. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in computer hardware and software. In order to maintain our physical properties in a suitable condition to conduct our business and meet regulatory requirements, we expect for the foreseeable future to incur capital expenditure costs at levels approximating $35 million annually. Following the spin-off, we are highly leveraged and, consequently, a significant portion of our operating cash flow will be used to meet our debt service requirements including payments that may be required under the excess cash flow recapture requirements of our senior credit facility. See “–New Financing Arrangements” below. At the end of each fiscal year, we are required to prepare an excess cash flow calculation as defined in the senior credit agreement. Of the amount determined as excess cash flow, a percentage is to be paid to our senior lenders in the form of a mandatory payment on December 31 of each year. There can be no assurances of the final excess cash flow recapture requirement until the preparation of our fiscal year end financial statements. Our cash flow from operations for the six months ended March 31, 2004 was $76.4 million, including $24.0 million of cash generated from the timing of payments to vendors and employees, which is subject to fluctuations.

Back to Contents

     We believe that the net cash provided by our operating activities, supplemented as necessary with cash reserves and borrowings available under our new financing arrangements described below will provide sufficient resources to meet our working capital requirements, debt service and other cash needs over the next year, including any mandatory debt repayment under the excess cash flow recapture requirement.

     At March 31, 2004, we had restricted investments in marketable securities of $90.6 million, which are held by Liberty Health Corp., LTD., our wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by Liberty Health Corp. are restricted by statutory capital requirements in Bermuda. As a result of such restrictions and encumbrances, we and Liberty Health Corp. are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

     Cash from net investing transactions for the six months ended March 31, 2004 was a net use of cash of $55.8 million, attributed to $14.8 million of capital expenditures and a use of cash of $48.8 million primarily related to the ElderTrust transactions. Also in the six months ended March 31, 2004, we received cash proceeds of $7.8 million from the sale of three eldercare centers located in the state of Wisconsin. We do not expect to receive significant cash proceeds in fiscal 2004 from asset sales.

     Cash from net financing activities for the six months ended March 31, 2004 was a net source of cash of $96.6 million, attributed to $400.7 million of net proceeds from our new financing arrangements, offset by the use of $218.5 million to repay indebtedness of NCI, $27.2 million to repay mortgage debt of five eldercare centers, $2.9 million of scheduled principal payments and $55.5 million of cash transferred to NCI in connection with the spin-off.

     We continually evaluate the most efficient use of our capital, including investments in our property and equipment, information systems, potential asset acquisitions or dispositions, purchasing, refinancing, exchanging or retiring certain of our outstanding debt securities to the extent permitted by our existing covenant restrictions. On May 14, 2004, we made a $25 million prepayment of the term loan portion of our senior credit facility.

New Financing Arrangements

     In connection with the spin-off, both we and NCI entered into new financing arrangements in an effort to extinguish all senior secured joint and several debt and to provide adequate capital to both organizations separately.

     In October 2003, we issued 8% senior subordinated notes in an aggregate principal amount of $225.0 million with a term of ten years. On December 1, 2003, we entered into a senior credit facility that provides for a term loan of approximately $185.0 million, which was fully drawn at the consummation of the spin-off, and a revolving credit facility of $75.0 million. As of May 12, 2004, there was $72.9 million of available credit under the revolving credit facility after giving effect to $2.1 million in outstanding letters of credit issued under the revolving credit facility. The term loan has a seven year term and amortizes one percent per year through year six. The revolving credit facility has a five year term. Our senior credit facility includes an excess cash flow recapture requirement that may increase the required principal payments above contractual minimum amounts each year depending on a defined formula in the senior credit agreement. The term loan portion of our senior credit facility has a rate of interest of LIBOR plus 2.75% or a base rate plus an applicable margin. The revolving portion of our senior credit facility has a rate of interest of LIBOR plus 2.75% or a base rate plus an applicable margin on any borrowings thereunder, and a commitment fee on the revolving portion of 0.50% on any unused commitment.

     The agreements and instruments governing our new financing arrangements contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

•	incur more debt;

•	pay dividends, purchase company stock or make other distributions;

•	make certain investments;

Back to Contents

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

Contractual Obligations and Commitments

     We have future obligations for debt repayments and future minimum rentals under operating leases. The obligations as of March 31, 2004 are summarized as follows (in thousands):

		Payments Due by Period

Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	Thereafter

Long-term debt	$461,761	$4,664	$10,005	$10,091	$437,001
Operating leases	73,056	15,935	27,717	20,985	8,419

	$534,817	$20,599	$37,722	$31,076	$445,420

Off-Balance Sheet Commitments

     In addition to the contractual obligations and commitments described above, we also have contingent obligations related to outstanding lines of credit, letters of credit and guarantees.

     Requests for providing commitments to extend financial guarantees and extend credit are reviewed and approved by senior management and the board of directors in accordance with obligational authority policies. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the need for any reserves for possible credit and guarantee loss.

     We have extended $3.9 million in working capital lines of credit to certain jointly owned and managed companies, of which $1.6 million were unused at March 31, 2004. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

Back to Contents

     We have posted $2.1 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on our balance sheet unless they are probable of being utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

     We are a party to joint venture partnerships whereby our ownership interests are 50% or less of the total capital of the partnerships. We account for these partnerships using the equity method of accounting and, therefore, the assets, liabilities and operating results of these partnerships are not consolidated with ours. The carrying value of our investment in joint venture partnerships is $8.1 million at March 31, 2004. Although we are not contractually obligated to fund operating losses of these partnerships, in certain cases, we have extended credit to such joint venture partnerships in the past and may decide to do so in the future in order to realize economic benefits from our joint venture relationship. Management assesses the creditworthiness of such partnerships in the same manner it does other third-parties. We have provided $8.7 million of financial guarantees related to loan commitments of four jointly owned and managed companies. The guarantees are not recorded as liabilities on our balance sheet unless we are required to perform under the guarantee. Credit risk represents the accounting loss that would be recognized at the reporting date if counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

Income Taxes

     At March 31, 2004, we had net deferred tax liabilities, inclusive of tax benefits related to net operating loss carry-forwards. Because management believes it is more likely than not that the tax benefits related to pre-emergence net operating loss carry-forwards will not be realized, the related deferred tax asset remains subject to a 100% valuation allowance. The ultimate net operating loss carry-forwards available to us will not be determinable until the preparation of NCI’s federal tax return for its fiscal year ended September 30, 2004 is completed. Pursuant to SOP 90-7, future utilization of deferred tax assets existing at the October 2, 2001 bankruptcy emergence date will be applied first as a reduction of identifiable intangible assets and, then, as an increase to shareholders’ equity.

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

Back to Contents

Other

     We manage the operations of 54 eldercare centers. Under a majority of these arrangements, we employ the operational staff of the managed business for ease of benefit administration and bill the related wage and benefit costs on a dollar-for-dollar basis to the owner of the managed property. In this capacity, we operate as an agent on behalf of the managed property owner and are not the primary obligor in the context of a traditional employee / employer relationship. Historically, we have treated these transactions on a “net basis”, thereby not reflecting the billed labor and benefit costs as a component of our net revenue or expenses. For the six months ended March 31, 2004, we billed our managed clients $54.9 million for such labor related costs compared to $64.6 million for the comparable period in the prior year.

Seasonality

     Our earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors, which include the timing of Medicaid rate increases and payroll tax obligations, inclement weather, seasonal census cycles, and the number of calendar days in a given quarter.

Impact of Inflation

     The healthcare industry is labor intensive. Wages and other labor costs are especially sensitive to inflation and marketplace labor shortages. To date, we have sought to offset our increased operating costs by increasing charges for our services and expanding our services. We have also implemented cost control measures to limit increases in operating costs and expenses but cannot predict our ability to control such operating cost increases in the future. See “Cautionary Statements Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Back to Contents

ITEM 3:      Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to the impact of interest rate changes.

     At March 31, 2004, we have $184.5 million of debt subject to variable rates of interest. A 1% increase in LIBOR would result in an increase to our interest expense of $1.8 million annually.

     At March 31, 2004, we have $126.0 million of cash and equivalents that are affected by market rates of interest. A 1% change in the rate of interest would result in a change in interest income on cash and equivalents of $1.3 million annually.

     At March 31, 2004, we held $15.4 million of restricted investments in marketable securities that are affected by market rates of interest. A 1% change in the rate of interest would result in a change in interest income on those investments of $0.2 million annually.

ITEM 4:      Controls and Procedures

     As required by Rule 13a-15(b), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

     As required by Rule 13a-15(d), our management, including our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter covered by this report that have materially affected, or which are reasonably likely to affect materially, our Internal Control. Based on that evaluation, there has been no such change during the quarter covered by this report.

Back to Contents

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings –

Haskell et al. v. Goldman Sachs & Co. et al

We understand that NeighborCare, Inc., our former parent, is the defendant in an action brought by former investors in NeighborCare, Inc. on January 27, 2004 in the Supreme Court of New York, County of New York. The plaintiffs collectively held over $205 million in subordinated debentures prior to the filing by NeighborCare, Inc. and substantially all of our subsidiaries of a Chapter 11 bankruptcy petition in 2000. The claim alleges fraud and grossly negligent misrepresentation by defendants NeighborCare, Inc., Goldman Sachs & Co., Mellon Bank, N.A., Highland Capital Management, LP, and George V. Hager, Jr., our Chief Executive Officer (and former Chief Financial Officer of NeighborCare, Inc. prior to the spin-off), in connection with the Bankruptcy Court’s approval of the plan of reorganization confirmed by the Bankruptcy Court in 2001 which canceled the subordinated debentures. The plaintiffs seek to recover $200 million plus interest costs and fees. The action has been removed to the Bankruptcy Court for the District of Delaware. Although NeighborCare Inc. has advised us that they believe we may be responsible for a portion of any liability relating to this case, no claim has been made against us by any of the parties to the action to date; accordingly, we have not made any determination with respect to any liability relative to this case, if any at all.

ITEM 2:	Changes in Securities and Use of Proceeds – None

ITEM 3:	Defaults Upon Senior Securities – None

ITEM 4:	Submission of Matters to a Vote of Security Holders – None

ITEM 5:	Other Information – None

Back to Contents

ITEM 6:	Exhibits and Reports on Form 8-K

	(a)	Exhibits

	10.1	Amendment No. 1 dated May 7, 2004 to the Master Pharmacy, Pharmacy Consulting and Related Products and Services.

	31.1	Certification of George V. Hager, Jr., Chief Executive Officer, of the Company dated May 14, 2004 pursuant to Rule 13a – 14(a)/15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of James V. McKeon, Chief Financial Officer, of the Company dated May 14, 2004 pursuant to Rule 13a – 14(a)/15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of George V. Hager, Jr., Chief Executive Officer, of the Company dated May 14, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of James V. McKeon, Chief Financial Officer, of the Company dated May 14, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K

• Current Report on the Form 8-K filed on February 11, 2004 announcing financial results for the quarter ended December, 31 2003

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesis HealthCare Corporation

Date: May 14, 2004	James V. McKeon
James V. McKeon, Chief Financial Officer

Date: May 14, 2004	George V. Hager, Jr.
George V. Hager, Jr., Chief Executive Officer and Chairman of the Board