Form 10-Q
period 2004-06-30
GENESIS HEALTHCARE CORP
filed 2004-08-11
CIK 1236736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 000-50351

GENESIS HEALTHCARE CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	20-0023783
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

101 East State Street
Kennett Square, Pennsylvania	19348
(Address of principal executive offices)	(Zip code)

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

YES           NO

Back to Contents

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
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

APPLICABLE ONLY TO CORPORATE ISSUERS.

     As of August 6, 2004: 19,998,562 shares of the registrant’s common stock were outstanding, including 130,014 shares currently held in escrow to be issued in connection with a joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

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

     Statements made in this report, and in our other public filings and releases, which are not historical facts, contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

•	statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our unaudited condensed financial statements, such as demographic trends and our ability to take advantage of such demographic trends; the expected impact of recently implemented staffing and retention programs; our ability to meet our working capital requirements, debt service, and future cash needs; capital expenditure, debt and lease requirements; the anticipated receipt of less than significant proceeds from future asset sales in fiscal 2004; our potential extension of credit to our joint venture partners; the expected changes in and effects of government legislation and regulation on our business; estimates in our pro forma financial data and critical accounting policies, including the adequacy of our allowance for doubtful accounts, any anticipated impact of long-lived asset impairments and our ability to provide for outstanding losses and loss expenses for self-insured programs; the incremental costs of being an independent public company; legal proceedings; and

•	statements contained in “Quantitative and Qualitative Disclosures About Market Risk.”

     The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that these statements are not guarantees of future performance and that actual results and trends in the future may differ materially.

     Factors that could cause actual results to differ materially include, but are not limited to, the following, certain of which are discussed more fully in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003:

•	the difficulty in evaluating certain of our financial information due to the spin-off;

•	our limited operating history as an independent entity and our inability to rely on NCI to provide business diversification and capital resources;

•	the availability of financial and other resources to us as a separate company;

•	the ability to engage successfully in acquisitions and other strategic transactions;

•	federal income tax liabilities and indemnification obligations related to the spin-off;

•	potential conflicts of interest as a result of continuing relationships with NCI;

•	the ability of NCI, as our single largest supplier of pharmaceutical products and services, to act as a stand-alone entity;

•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid, or the implementation of other measures to reduce the reimbursement for our services;

•	the expiration of enactments providing for additional governmental funding;

Back to Contents

•	the impact of federal and state regulations;

•	changes in case mix, payor mix and payment methodologies;

•	further consolidation of managed care organizations and other third-party payors;

•	competition in our businesses;

•	an increase in insurance costs and potential liability for losses not covered by, or in excess of, our insurance;

•	competition for, and availability of, qualified staff in the healthcare industry;

•	our ability to control operating costs and generate sufficient cash flow to meet operational and financial requirements;

•	our ability, and the ability of our subsidiary guarantors, to fulfill debt obligations;

•	an economic downturn or changes in the laws affecting our business in those markets in which we operate; and

•	acts of God or public authorities, war, civil unrest, terrorism, fire, floods, earthquakes and other matters beyond our control.

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

Back to Contents

PART I:      FINANCIAL INFORMATION

ITEM 1:      Financial Statements

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED BALANCE SHEETS
JUNE 30, 2004 AND SEPTEMBER 30, 2003 (IN THOUSANDS)

	June 30, 2004	September 30, 2003

Assets:
Current assets:
Cash and equivalents, primarily restricted at September 30, 2003	$115,144	$8,791
Restricted investments in marketable securities	30,820	29,320
Accounts receivable, net of allowances for doubtful accounts of
$34,615 and $32,170, respectively	175,732	186,570
Prepaid expenses and other current assets	31,193	32,771
Assets held for sale	2,988	7,721

Total current assets	355,877	265,173

Property and equipment, net of accumulated depreciation of
$102,387 and $73,109, respectively	697,943	673,167
Assets held for sale	8,724	10,624
Restricted investments in marketable securities	65,345	61,271
Other long-term assets	106,316	78,919
Identifiable intangible assets, net of accumulated amortization of
$880 and $0, respectively	1,928	2,242
Goodwill	7,116	2,953

Total assets	$1,243,249	$1,094,349

Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long-term debt	$4,361	$12,039
Accounts payable and accrued expenses	140,135	126,118
Current portion of self-insurance liability reserves	30,820	29,320

Total current liabilities	175,316	167,477

Long-term debt	425,581	254,193
Deferred income taxes	13,496	-
Self-insurance liability reserves	64,800	58,143
Other long-term liabilities	28,598	33,975

Total shareholders’ equity	535,458	580,561

Total liabilities and shareholders’ equity	$1,243,249	$1,094,349

See accompanying notes to unaudited condensed financial statements.

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended
	June 30, 2004	June 30, 2003

Net revenues	$378,251	$343,254
Operating expenses:
Salaries, wages and benefits	237,268	211,620
Other operating expenses	103,090	100,482
Loss on early extinguishment of debt	425	-
Lease expense	7,010	6,718
Depreciation and amortization expense	11,356	9,787
Interest expense	6,854	4,422

Income before income tax expense (benefit), equity
in net income of unconsolidated affiliates and
minority interests	12,248	10,225
Income tax expense (benefit)	4,998	(455)

Income before equity in net income of unconsolidated
affiliates and minority interests	7,250	10,680
Equity in net income of unconsolidated affiliates	746	448
Minority interests	(170)	-

Income from continuing operations	7,826	11,128
Loss from discontinued operations, net of taxes	(1,104)	(5,852)

Net income	$6,722	$5,276

Per common share data:
Basic:
Income from continuing operations	$0.39	$-
Loss from discontinued operations	(0.06)	-
Net income	$0.34	$-
Weighted average shares	19,963,778	-

Diluted:
Income from continuing operations	$0.39	$-
Loss from discontinued operations	(0.06)	-
Net income	$0.34	$-
Weighted average shares	20,031,427	-

See accompanying notes to unaudited condensed financial statements.

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2004 AND 2003
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Nine months ended
	June 30, 2004	June 30, 2003

Net revenues	$1,129,434	$1,017,341
Operating expenses:
Salaries, wages and benefits	701,842	630,181
Other operating expenses	316,125	294,282
Loss (gain) on early extinguishment of debt	1,253	(1,123)
Lease expense	21,309	20,294
Depreciation and amortization expense	34,433	28,893
Interest expense	20,203	12,487

Income before income tax expense, equity in net
income of unconsolidated affiliates and
minority interests	34,269	32,327
Income tax expense	13,925	8,164

Income before equity in net income of unconsolidated
affiliates and minority interests	20,344	24,163
Equity in net income of unconsolidated affiliates	1,770	875
Minority interests	(329)	-

Income from continuing operations	21,785	25,038
Loss from discontinued operations, net of taxes	(3,483)	(15,065)

Net income	$18,302	$9,973

Pro forma per common share data:
Basic:
Income from continuing operations	$1.09	$-
Loss from discontinued operations	(0.17)	-
Net income	$0.92	$-
Weighted average shares	19,928,517	-

Diluted:
Income from continuing operations	$1.09	$-
Loss from discontinued operations	(0.17)	-
Net income	$0.92	$-
Weighted average shares	19,966,961	-

See accompanying notes to unaudited condensed financial statements.

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2004 AND 2003
(IN THOUSANDS)

	Nine months ended
	June 30, 2004	June 30, 2003

Cash flows from operating activities:
Net income	$18,302	$9,973
Net charges included in operations not requiring funds	58,229	54,426
Changes in assets and liabilities:
Accounts receivable	(1,362)	(1,146)
Accounts payable and accrued expenses	21,971	(13,915)
Other, net	3,024	398

Net cash provided by operating activities	100,164	49,736

Cash flows from investing activities:
Capital expenditures	(21,030)	(25,015)
Net purchases of restricted marketable securities	(6,261)	(7,373)
Acquisition of rehabilitation services business	-	(5,918)
Purchase of eldercare centers and lease amendments	(48,976)	-
Sale of eldercare assets	15,074	55,977
Other	2,571	10,605

Net cash (used in) provided by investing activities	(58,622)	28,276

Cash flows from financing activities:
Repayment of long-term debt and payment of sinking
fund requirements	(280,304)	(51,268)
Proceeds from issuance of long-term debt	410,000	-
Debt issuance costs	(9,337)	-
Net transactions with NCI, prior to the spin-off	(55,548)	(29,290)

Net cash provided by (used in) financing activities	64,811	(80,558)

Net increase (decrease) in cash and equivalents	$106,353	$(2,546)

Cash and equivalents:
Beginning of period	8,791	7,420

End of period	$115,144	$4,874

Supplemental disclosure of cash flow information:
Interest paid	$18,475	$13,506
Taxes paid (principally state income tax)	2,872	-

See accompanying notes to unaudited condensed financial statements.

Back to Contents

Genesis HealthCare Corporation and Subsidiaries
Notes to Unaudited Condensed Financial Statements

(1)	Organization and Basis of Presentation

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

       In connection with the spin-off, NCI and GHC have agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin-off. In addition, NCI and GHC have entered into certain mutually beneficial commercial arrangements. Specifically, NCI and GHC entered into a separation and distribution agreement, a tax sharing agreement, a transition services agreement, a group purchasing agreement, an employee benefits agreement, a pharmacy services agreement, as amended, a pharmacy benefit management agreement, as amended, and a durable medical equipment agreement. In connection with the spin-off, GHC entered into new financing arrangements. See Note 4 to the Financial Statements — “Long-Term Debt.”

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

	Nine months ended June 30, 2004

	As reported	Pro forma

Net revenues	$1,129,434	$1,129,434
Income from continuing operations	21,785	20,594
Diluted earnings per share — from continuing operations	1.09	1.03

Basis of Presentation

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

       Historically, NCI provided certain general and administrative services to GHC, including finance, legal, treasury, information systems and human resources. The cost for these services for the three and nine months ended June 30, 2003 was allocated to GHC based upon various allocation percentages dependent upon the type of service provided. For instance, certain costs were allocated based upon GHC’s proportionate share of revenue, labor related costs or other operating expenses, as well as other methods which management believes to be reasonable. These cost allocations were $10.9 million and $32.0 million for the three and nine months ended June 30, 2003, respectively. No such costs were allocated to GHC for the three and nine months ended June 30, 2004 because the general and administrative service functions were established to operate GHC as an independent organization beginning in October 2003.

Back to Contents

       Prior to the spin-off, certain assets and liabilities related to GHC were managed and controlled by NCI on a centralized basis. Such assets and liabilities reflected in the accompanying unaudited condensed balance sheet as of September 30, 2003 were allocated to GHC in the manner described in the preceding paragraph for allocating general and administrative service costs. The accompanying balance sheet as of June 30, 2004 reflects the spin-off of GHC’s net assets from NCI.

       Prior to the spin-off, substantially all of GHC’s cash accounts were linked to NCI’s centralized cash management system. Accordingly, substantially all cash generated from or used in GHC’s operations had been transferred to and from NCI. For instance, NCI funded nearly all routine and capital cash disbursements on behalf of GHC. Likewise, on a daily basis, GHC transferred its cash receipts directly to the concentrated bank account of NCI. The net effect of these cash transfers has been reflected in the shareholders’ equity section of the condensed balance sheet at September 30, 2003. The net transactions with NCI as reflected in our unaudited condensed statements of cash flows for the nine months ended June 30, 2004 represent cash activities between NCI and GHC as previously described. Prior to the spin-off, the financing activities between NCI and GHC were in the form of equity capital advances and there were no formal repayment or interest arrangements, nor any expectation of any such arrangements in the future.

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

       The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited condensed financial statements for the periods presented include all necessary adjustments for a fair presentation of the financial position and results of operations for the periods presented and all such adjustments are of a normal recurring nature. Certain prior period balances have been reclassified to conform to the current period classification.

       Description of Business

       GHC’s business is comprised of two primary business segments, inpatient services and rehabilitation therapy services. These segments are supported by complementary service capabilities and a general and administrative function.

       GHC provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. GHC currently has 214 owned, leased, managed and jointly owned eldercare centers with 26,149 beds, of which two centers having 404 beds have been identified as held for sale. Included in the managed total are 15 transitional care units with 389 beds. Revenues of GHC’s owned and leased centers constitute approximately 89% of GHC’s revenues, and are presented in GHC’s segment information as inpatient services revenues. Management fees earned from eldercare centers that are managed and/or jointly owned by GHC are included in all other revenues presented in GHC’s segment information. See Note 8 to the Financial Statements — “Segment Information.”

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

     GHC also provides an array of other specialty medical services, including management services, respiratory health services, physician services, hospitality services, staffing services and other healthcare related services.

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

Purchase of Joint Venture Interests

       On January 5, 2004, GHC acquired its joint venture partner’s interest in two Massachusetts skilled nursing facilities which it previously managed. GHC previously owned a 50% interest in one facility and a 20% interest in the other. Upon completion of the transaction, GHC owns 100% of both facilities and acquired approximately $6.0 million of working capital along with the property and equipment of the two skilled nursing facilities, having a total of 318 beds. The aggregate consideration consisted of $6.0 million in cash and the assumption of debt in the amount of approximately $20.0 million, of which $12.5 million was repaid following completion of the transactions.

       ElderTrust/Ventas Transactions

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

       In February 2004, ElderTrust shareholders approved the merger of ElderTrust with Ventas Sub, LLC (Ventas), a Delaware limited liability company and a wholly owned subsidiary of Ventas, Inc., a publicly traded Delaware corporation. This merger did not have a material impact on GHC.

       In June 2004, Ventas exercised its option to purchase an assisted living facility from GHC for cash consideration of $4.9 million. GHC leased the property back from Ventas under a 10-year operating lease agreement. GHC recognized a $1.6 million gain on the sale of the property, which has been deferred and will be amortized on a straight line basis to lease expense over the 10-year lease term.

(4)	Long-Term Debt

           Long-term debt at June 30, 2004 and September 30, 2003 consists of the following (in thousands):

	June 30, 2004	September 30, 2003

		Total NCI	Allocated to GHC

Allocated debt of NCI	$-	$555,213	$219,945
Senior credit facility – term loan	159,538		-
Senior subordinated notes	225,000		-
Mortgages and other secured debt	45,404		46,287

	429,942		266,232
Less:
Current portion of long-term debt	(4,361)		(12,039)

Long-term debt	$425,581		$254,193

       Senior credit facility. On December 1, 2003, GHC entered into a senior credit facility that provides for a $185.0 million term loan, which was fully drawn at the consummation of the spin-off, and a revolving credit facility of $75.0 million. The term loan has a seven year term and amortizes one percent per year through year six. The revolving credit facility has a five year term. GHC’s senior credit facility includes an excess cash flow recapture requirement that may increase the required principal payments above contractual minimum amounts each year depending on a defined formula in the senior credit agreement. There can be no assurances of the final excess cash flow recapture requirement until the preparation of GHC’s fiscal year end financial statements. On May 14, 2004, GHC made a $25.0 million voluntary prepayment of the term loan portion of its senior credit facility. The interest rate terms under the senior credit facility were amended as of June 25, 2004, such that the interest rate on the term loan portion of GHC’s senior credit facility was reduced to LIBOR plus 2.25% (2.75% prior to the amendment) or a base rate plus an applicable margin. The revolving portion of GHC’s senior credit facility has a rate of interest of LIBOR plus 2.50% or a base rate plus an applicable margin on any borrowings thereunder, and a commitment fee on the revolving portion of 0.50% on any unused commitment.

       Senior subordinated notes. In October 2003, GHC issued 8% senior subordinated notes in an aggregate principal amount of $225.0 million with a term of ten years. In April 2004, GHC filed a registration statement on Form S-4 with the Securities and Exchange Commission in connection with its offer to exchange the unregistered senior subordinated notes issued in October 2003 for registered notes. In July 2004, upon the expiration of the exchange offer, $224.0 million aggregate principal amount of senior subordinated notes registered under the Securities Act of 1933, as amended, were exchanged for the unregistered notes issued in October 2003. The aggregate principal amount of $1.0 million of unregistered notes was not exchanged and remains outstanding.

Back to Contents

       Mortgages and other secured debts. At June 30, 2004 and September 30, 2003, GHC had $45.4 million and $46.3 million, respectively, of other secured debt consisting principally of revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development. These loans are secured by the underlying real and personal property of individual eldercare centers and have fixed or variable rates of interest ranging from 1.2% to 11.0%, with a weighted average interest rate of 7.3% and 9.1% at June 30, 2004 and September 30, 2003, respectively.

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

       The computation of basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The computation of basic weighted average common shares presented for the three and nine months ended June 30, 2004 is based upon the number of GHC shares distributed by NCI on December 1, 2003 in connection with the spin-off, assuming such distribution took place on October 1, 2003, and is therefore labeled “pro forma” for the nine months ended June 30, 2004. The computation of diluted net income per common share is calculated by dividing net income by the sum of the weighted average basic common shares and potentially dilutive securities. Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all GHC stock options are used to repurchase GHC common stock at the average market price for the period. For the three and nine months ended June 30, 2004, GHC’s outstanding stock options yielded 67,649 and 38,444 potentially dilutive securities, respectively, under the treasury stock method. The computation of potentially dilutive securities for the nine months ended June 30, 2004 also assumes the spin-off occurred on October 1, 2003, and therefore the presentation of diluted earnings per share data for the nine months ended June 30, 2004 is labeled “pro forma.” Historical earnings per share have not been presented prior to fiscal 2004 as GHC was wholly owned by NCI.

(6)	Comprehensive Income

       The following table sets forth the computation of comprehensive income for the three and nine months ended June 30, 2004 and 2003 (in thousands):

	Three months ended June 30,		Nine months ended June 30,

	2004	2003	2004	2003

Net income	$6,722	$5,276	$18,302	$9,973
Unrealized gain on restricted investments
in marketable securities	375	241	687	211

Total comprehensive income	$7,097	$5,517	$18,989	$10,184

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

Back to Contents

       The Company has classified several businesses as held for sale or closed. An increasing trend in malpractice litigation claims, rising costs of eldercare malpractice litigation, losses associated with these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. These problems are particularly acute in the state of Florida where, because of higher claim amounts, general liability and professional liability costs have become increasingly expensive. This increase in insurance costs prompted GHC to sell its otherwise profitable operations in the state of Florida during fiscal 2003. Since GHC’s inception, it has continued to develop its capabilities in concentrated geographic markets in the eastern United States. The geographic location of GHC’s eldercare centers in the states of Illinois and Wisconsin relative to its strategic geographic markets, combined with the operating performance of those centers, prompted GHC to identify those assets as held for sale during fiscal 2002. In addition to these assets, since fiscal 2002 GHC has identified 15 eldercare centers in other states, one rehabilitation therapy services clinic, two physician service practices and its ambulance and diagnostics businesses as held for sale or closed due to under-performance.

       Consolidated interest expense has been allocated to discontinued operations for all periods presented based on allocated debt expected to be repaid in connection with the sale of the assets. The amount of after-tax interest expense allocated to discontinued operations in the three and nine months ended June 30, 2004 was $0.2 million and $0.5 million, respectively. For the three and nine months ended June 30, 2003, after-tax interest allocated to discontinued operations was $0.5 million and $2.4 million, respectively.

       GHC has separately classified an aggregate of $11.7 million and $18.3 million of carrying value associated with its assets held for sale in its unaudited condensed balance sheets at June 30, 2004 and September 30, 2003, respectively. GHC’s assets held for sale are classified in the unaudited condensed balance sheets within both current and non-current assets. The current portion of assets held for sale represents those assets for which the Company has binding agreements of sale.

       The following table sets forth net revenues and the components of loss from discontinued operations for the three and nine months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,

	2004	2003	2004	2003

Net revenues	$6,405	$27,169	$26,084	$142,599

Net operating loss of discontinued businesses	$(1,809)	$(4,529)	$(5,127)	$(13,799)
Loss on discontinuation of businesses	-	(5,064)	(583)	(10,898)
Income tax benefit	705	3,741	2,227	9,632

Loss from discontinued operations, net of taxes	$(1,104)	$(5,852)	$(3,483)	$(15,065)

       The loss on discontinuation of businesses includes the write-down of assets to estimated net realizable value.

(8)	Segment Information

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

       The Company includes in rehabilitation therapy services all revenues earned from the provisions of speech pathology, physical therapy and occupational therapy.

Back to Contents

       The accounting policies of the segments are the same as those of the consolidated organization. All intersegment sales prices are market based.

       Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “All other services and corporate costs” category of revenues and EBITDA represents operating information of business units below the prescribed quantitative thresholds that trigger segment reporting requirements, and our corporate support functions. The operating business units in this category derive revenues from the following services: management services, respiratory health services, physician services, hospitality services, staffing services and other healthcare related services. The “Other adjustments” category consists of certain expenses and gains that have not been allocated to our reportable segments or the “All other services and corporate costs” category. This approach to segment reporting is consistent with the Company’s internal financial reporting and the information used by the chief operating decision maker regarding the performance of our reportable and non-reportable segments.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2004	2003	2004	2003

Revenues:
Inpatient services - external	$336,477	$299,030	$1,006,719	$891,716
Rehabilitation services:
External	30,957	32,615	89,972	88,523
Intersegment	19,422	19,931	56,937	62,690
All other services:
External	10,817	11,609	32,743	37,102
Intersegment	7,320	15,192	31,688	47,959
Elimination of intersegment revenues	(26,742)	(35,123)	(88,625)	(110,649)

Total net revenues	378,251	343,254	1,129,434	1,017,341

EBITDA (1):
Inpatient services	41,763	28,867	122,959	85,907
Rehabilitation services	4,637	8,900	13,285	25,154
All other services and corporate costs	(15,517)	(13,333)	(46,086)	(38,477)
Other adjustments (2)	(425)	-	(1,253)	1,123

Total EBITDA	30,458	24,434	88,905	73,707

Capital and other:
Depreciation and amortization expense	(11,356)	(9,787)	(34,433)	(28,893)
Interest expense	(6,854)	(4,422)	(20,203)	(12,487)
Income tax (expense) benefit	(4,998)	455	(13,925)	(8,164)
Equity in net income of unconsolidated affiliates	746	448	1,770	875
Minority interests	(170)	-	(329)	-

Income from continuing operations	7,826	11,128	21,785	25,038
Loss from discontinued operations, net of taxes	(1,104)	(5,852)	(3,483)	(15,065)

Net income	$6,722	$5,276	$18,302	$9,973

(1)	GHC defines EBITDA as earnings from continuing operations before equity in net income of unconsolidated affiliates, minority interests, interest expense, income taxes, depreciation and amortization. EBITDA can be calculated through our statements of operations by adding back interest expense, income taxes, depreciation and amortization, equity in net income of unconsolidated affiliates and minority interests costs to GHC’s income from continuing operations.

(2)	Other adjustments in the three and nine months ended June 30, 2004 and the nine months ended June 30, 2003 represent gains and (losses) recognized in connection with the early extinguishment of debt.

Back to Contents

       Total assets by segment at June 30, 2004 and September 30, 2003 were as follows (in thousands):

	June 30, 2004	September 30, 2003

Inpatient services	$872,327	$846,361
Rehabilitation therapy service	35,845	39,584
All other	335,077	208,404

	$1,243,249	$1,094,349

(9)	Restricted Investments in Marketable Securities

       At June 30, 2004 and September 30, 2003, the Company reported restricted investments in marketable securities of $96.2 million and $90.6 million, respectively. The Company’s restricted investments are held by Liberty Health Corporation, LTD. (“LHC”), GHC’s wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, GHC and LHC are precluded from freely transferring funds through inter-company loans, advances or cash dividends.

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

Back to Contents

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003

Net income - as reported	$6,722	$5,276	$18,302	$9,973
Deduct: Total stock-based employee
compensation determined under fair
value based method for all stock option
awards, net of related tax effects	(910)	(151)	(2,369)	(213)

Net income - pro forma	$5,812	$5,125	$15,933	$9,760

Earnings per share:
Basic – as reported	$0.34		$0.92
Basic – pro forma	0.29		0.80
Diluted – as reported	0.34		0.92
Diluted – pro forma	$0.29		$0.80

       The fair value of stock options granted in 2004 and 2003 is estimated at the grant date using the Black-Scholes option-pricing model based upon the following assumptions:

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003

Volatility	41.32%	25.61%	40.39%	41.83%
Expected life (in years)	9.6	3.3	9.6	3.3
Rate of return	4.63%	2.54%	4.63%	2.54%
Dividend yield	0.00%	0.00%	0.00%	0.00%

(11)	New/Proposed Accounting Pronouncements:

       In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of this statement (see Note 10 to the Financial Statements — “Stock Option Plan”). In March 2004, the FASB issued a Proposed SFAS — “Share-Based Payment: an amendment of FASB Statements No. 123 and 95.” The proposed standard would require companies to expense share-based payments to employees, including stock options, based on the fair value of the award at grant date. The proposed statement would eliminate the intrinsic value method of accounting for stock options permitted by APB No. 25 “Accounting for Stock Issued to Employees,” currently followed by the Company (see Note 5 to the Financial Statements — “Earnings Per Share”).

       In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). In December 2003, the FASB issued FIN 46-R, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (revised December 2003),” which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications to the scope of FIN 46. Additionally, FIN 46-R also incorporates much of the guidance previously issued in the form of FASB Staff Positions. The Company has adopted all of the provisions of FIN 46-R in the second quarter of 2004. The adoption of FIN 46-R did not have an impact on the presentation of the Company’s financial position, result of operations or liquidity.

Back to Contents

(12)      Condensed Consolidating Financial Statements of Genesis HealthCare Corporation and Subsidiaries

       The following condensed consolidating financial statements of GHC and its subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

       These unaudited condensed consolidating financial statements have been prepared on the same basis of accounting as the consolidated financial statements. GHC is the borrower under the senior credit facility and the senior subordinated notes described in Note 4 to the Financial Statements — “Long-Term Debt” and incurs interest expense thereunder. In April 2004, GHC filed a registration statement on Form S-4 with the Securities and Exchange Commission in connection with the exchange offer relating to the senior subordinating notes. In July 2004, upon the expiration of the exchange offer, $224.0 million aggregate principal amount of senior subordinated notes registered under the Securities Act of 1933, as amended, were exchanged for the unregistered notes issued in October 2003. The aggregate principal amount of $1.0 million of unregistered notes was not exchanged and remains outstanding. The senior subordinated notes are fully and unconditionally guaranteed on a joint and several basis by certain 100% owned subsidiaries of GHC (Guarantors). Non-guarantor subsidiaries do not guarantee the senior subordinated notes and principally consist of LHC, GHC’s wholly owned insurance captive, and certain separately mortgaged eldercare centers (Non-guarantors). The following tables present the unaudited condensed consolidating financial statements of GHC (Parent), the Guarantors and the Non-guarantors.

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
JUNE 30, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Assets:
Current assets	$119,574	$196,763	$42,225	$(2,685)	$355,877
Property and equipment, net	20,924	660,316	16,703	-	697,943
Other long-term assets	81,766	40,718	75,173	(8,228)	189,429
Investments in subsidiaries	215,618	-	-	(215,618)	-
Intercompany receivables	609,356	-	-	(609,356)	-

Total assets	$1,047,238	$897,797	$134,101	$(835,887)	$1,243,249

Liabilities and shareholders’ equity:
Current liabilities	$57,991	$73,913	$47,048	$(3,636)	$175,316
Intercompany payables	-	579,592	29,764	(609,356)	-
Long-term debt	390,987	26,831	12,206	(4,443)	425,581
Other long-term liabilities	62,802	784	43,308	-	106,894
Shareholders’ equity	535,458	216,677	1,775	(218,452)	535,458

Total liabilities and shareholders’ equity	$1,047,238	$897,797	$134,101	$(835,887)	$1,243,249

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED COMBINING BALANCE SHEETS
SEPTEMBER 30, 2003
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Assets:
Current assets	$10,156	$216,523	$41,009	$(2,515)	$265,173
Property and equipment, net	16,718	649,783	6,666	-	673,167
Other long-term assets	67,717	25,343	71,161	(8,212)	156,009
Investments in subsidiaries	100,011	-	-	(100,011)	-
Intercompany receivables	696,661	-	-	(696,661)	-

Total assets	$891,263	$891,649	$118,836	$(807,399)	$1,094,349

Liabilities and shareholders’ equity:
Current liabilities	$58,500	$67,843	$43,649	$(2,515)	$167,477
Intercompany payables	-	674,221	22,440	(696,661)	-
Long-term debt	209,928	36,450	7,815	-	254,193
Other long-term liabilities	42,274	12,299	37,198	347	92,118
Shareholders’ equity	580,561	100,836	7,734	(108,570)	580,561

Total liabilities and shareholders’ equity	$891,263	$891,649	$118,836	$(807,399)	$1,094,349

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$3,356	$393,598	$8,078	$(26,781)	$378,251

Equity in net income (loss) of subsidiaries	23,319	-	-	(23,319)	-

Operating expenses	22,856	336,351	8,293	(26,717)	340,783
Lease expense	463	6,547	-	-	7,010
Depreciation and amortization expense	2,006	8,713	637	-	11,356
Interest expense	6,051	636	231	(64)	6,854

Income (loss) before income tax (benefit) expense,
equity in net income (loss) of unconsolidated
affiliates and minority interests	(4,701)	41,351	(1,083)	(23,319)	12,248
Income tax (benefit) expense	(10,610)	16,123	(422)	(93)	4,998

Income (loss) before equity in net income (loss) of
unconsolidated affiliates and minority interests	5,909	25,228	(661)	(23,226)	7,250

Equity in net income (loss) of unconsolidated affiliates	813	-	-	(67)	746
Minority interests	-	-	-	(170)	(170)

Income (loss) from continuing operations	6,722	25,228	(661)	(23,463)	7,826

Income (loss) from discontinued operations	-	(1,191)	87	-	(1,104)

Net income (loss)	$6,722	$24,037	$(574)	$(23,463)	$6,722

     GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED COMBINIG STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003 (IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$3,445	$372,180	$2,992	$(35,363)	$343,254

Equity in net income (loss) of subsidiaries	20,003	-	-	(20,003)	-

Operating expenses	21,141	322,393	3,931	(35,363)	312,102
Lease expense	624	6,094	-	-	6,718
Depreciation and amortization expense	2,494	6,756	537	-	9,787
Interest expense	3,487	767	168	-	4,422

Income (loss) before income tax (benefit) expense,
equity in net income of unconsolidated
affiliates and minority interests	(4,298)	36,170	(1,644)	(20,003)	10,225
Income tax (benefit) expense	(9,416)	9,602	(641)	-	(455)

Income (loss) before equity in net income of
unconsolidated affiliates and minority interests	5,118	26,568	(1,003)	(20,003)	10,680

Equity in net income of unconsolidated affiliates	158	290	-	-	448

Income (loss) from continuing operations	5,276	26,858	(1,003)	(20,003)	11,128

Loss from discontinued operations	-	(4,585)	(1,267)	-	(5,852)

Net income (loss)	$5,276	$22,273	$(2,270)	$(20,003)	$5,276

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$10,187	$1,186,629	$21,284	$(88,666)	$1,129,434

Equity in net income (loss) of subsidiaries	68,445	-	-	(68,445)	-

Operating expenses	69,942	1,017,652	20,228	(88,602)	1,019,220
Lease expense	1,536	19,773	-	-	21,309
Depreciation and amortization expense	5,747	26,806	1,880	-	34,433
Interest expense	17,478	2,085	704	(64)	20,203

Income (loss) before income tax (benefit) expense,
equity in net income (loss) of unconsolidated
affiliates and minority interests	(16,071)	120,313	(1,528)	(68,445)	34,269
Income tax (benefit) expense	(32,058)	46,920	(596)	(341)	13,925

Income (loss) before equity in net income (loss) of
unconsolidated affiliates and minority interests	15,987	73,393	(932)	(68,104)	20,344

Equity in net income (loss) of unconsolidated affiliates	2,315	-	-	(545)	1,770
Minority interests	-	-	-	(329)	(329)

Income (loss) from continuing operations	18,302	73,393	(932)	(68,978)	21,785

Income (loss) from discontinued operations	-	(3,502)	19	-	(3,483)

Net income (loss)	$18,302	$69,891	$(913)	$(68,978)	$18,302

     GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED COMBINING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2003
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$11,419	$1,108,668	$8,734	$(111,480)	$1,017,341

Equity in net income (loss) of subsidiaries	49,766	-	-	(49,766)	-

Operating expenses	62,526	964,312	7,982	(111,480)	923,340
Lease expense	2,148	18,146	-	-	20,294
Depreciation and amortization expense	2,533	24,753	1,607	-	28,893
Interest expense	9,412	2,570	505	-	12,487

Income (loss) before income tax (benefit) expense,
equity in net (loss) income of unconsolidated
affiliates and minority interests	(15,434)	98,887	(1,360)	(49,766)	32,327
Income tax (benefit) expense	(25,443)	34,137	(530)	-	8,164

Income (loss) before equity in net (loss) income of
unconsolidated affiliates and minority interests	10,009	64,750	(830)	(49,766)	24,163

Equity in net (loss) income of unconsolidated affiliates	(36)	911	-	-	875
Minority interests	-	-	-	-	-

Income (loss) from continuing operations	9,973	65,661	(830)	(49,766)	25,038

Loss from discontinued operations	-	(12,077)	(2,988)	-	(15,065)

Net income (loss)	$9,973	$53,584	$(3,818)	$(49,766)	$9,973

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Consolidated

Net cash (used in) provided by operating activities	$(75,176)	$168,564	$6,776	$100,164
Net cash used in investing activities	(8,314)	(44,152)	(6,156)	(58,622)
Net cash provided by (used in) financing activities	196,667	(129,945)	(1,911)	64,811

Net increase (decrease) in cash and equivalents	$113,177	$(5,533)	$(1,291)	$106,353

     GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED COMBINING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2003
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Consolidated

Net cash (used in) provided by operating activities	$(80,368)	$117,907	$12,197	$49,736
Net cash provided by (used in) investing activities	1,148	32,749	(5,621)	28,276
Net cash provided by (used in) financing activities	71,508	(147,863)	(4,203)	(80,558)

Net (decrease) increase in cash and equivalents	$(7,712)	$2,793	$2,373	$(2,546)

Back to Contents

ITEM 2:      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We are one of the largest providers of healthcare and support services to the elderly in the United States. Within our network of geographically concentrated facilities, we offer services focusing on the primary medical, physical and behavioral issues facing the medically complex elderly population. We are focused on qualitative and quantitative clinical performance measures in order to enhance and improve continuously the care provided in our facilities. Through our physicians, nurses, therapists and other members of our interdisciplinary medical care team, we apply a comprehensive approach to the complex needs facing the elderly, which we believe has resulted in our above-industry average occupancy levels and an enhanced quality payor mix. For the nine months ended June 30, 2004, the average occupancy level in our inpatient facilities was approximately 91%.

     Approximately 89% of our net revenues are generated through inpatient services. Our inpatient services business is offered through a network of skilled nursing and assisted living centers primarily located in the eastern United States. Our eldercare centers are concentrated in the states of Pennsylvania, New Jersey, Maryland and Massachusetts. We currently own, lease, manage or jointly own 214 eldercare facilities, consisting of 176 skilled nursing facilities, 23 assisted living facilities and 15 transitional care units with 26,149 beds, including two skilled nursing facilities with 404 beds that have been identified as held for sale.

     Our rehabilitation therapy business, which represents approximately 8% of our net revenues, provides an extensive range of rehabilitation therapy services to the elderly, including speech pathology, physical therapy and occupational therapy in our eldercare regional market concentrations. These services are provided by approximately 4,300 licensed rehabilitation therapists and assistants employed or contracted by us at substantially all of the eldercare facilities we operate, as well as by contract to third-party healthcare facilities operated by other providers and through our 13 outpatient rehabilitation agencies. We also provide other complementary healthcare services, the revenues for which are included in all other services revenues in our segment financial information.

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

     Government funded programs, principally Medicaid and Medicare, provide approximately 73% of our revenue. Over the past five years, changes in funding from these government sources has had a significant impact on our cash flows and profitability. Through trade and other organizations, we actively participate in partnership with other healthcare providers to pursue strategies to minimize any potentially adverse impact of government funding proposals. We believe the continuation of government funding at levels sufficient to operate our business profitably is our greatest financial risk.

     Labor costs, including salaries, wages and benefits, account for approximately 75% of our total operating expenses. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. In recent years, we and our industry have experienced shortages in qualified professional clinical staff. While in our inpatient services segment we have been able to retain the services of an adequate number of qualified personnel to staff our facilities and sites of services, we have used expensive temporary nursing agency services to supplement staffing, particularly in fiscal 2001 and 2002. In fiscal 2003, we implemented programs to improve staff scheduling and retention, and to reduce reliance on overtime compensation and temporary nursing agency services. Our efforts resulted in a 36% reduction in the cost of temporary nursing agencies in fiscal 2003 as compared to fiscal 2002, and a 46% reduction in year-to-date fiscal 2004 compared to year-to-date fiscal 2003, without experiencing a significant change in overall nursing hours per patient day. However, if a shortage of nurses or other health care workers occurred in the geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs, without a corresponding increase in the level of government funded reimbursement. In fiscal 2004, we and our industry are experiencing a shortage of qualified rehabilitation therapists. As the demand for these services continues to exceed the supply of available therapists, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals while utilizing outside contractors for these services at premium rates. Although we have been able to retain adequate levels of qualified therapists to maintain our standards of quality care in the services we provide, the shortage of qualified therapists has impacted negatively our ability to generate new therapy business.

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

     The final fiscal year 2004 prospective payment system rules for skilled nursing facilities became effective on October 1, 2003. The final rules enhance the reimbursement rates for fiscal year 2004 by increasing base rates by 6.26% (a 3% increase in the annual update factor and a 3.26% upward adjustment correcting previous forecast errors). These changes are estimated to have increased our Medicare payment rates per patient day by $19. The final rules also provide for the continuation through fiscal year 2004 of certain payment add-ons that were authorized in the Balanced Budget Refinement Act to compensate for non-therapy ancillaries.

     On July 30, 2004, the Centers for Medicare and Medicaid Services, or “CMS,” published notice of the fiscal year 2005 prospective payment system rates that will be effective October 1, 2004. The fiscal year 2005 rules provide for a 2.8% market basket increase and continue the current payment system with certain payment add-ons that were authorized to compensate for non-therapy ancillaries. While no changes are made to the fiscal year 2005 rules, CMS affirms that its contractor, the Urban Institute, is expected to complete its study of the skilled nursing payment system and that the study recommendations will be considered as part of the proposed fiscal year 2006 rules.

     The Medicare Modernization Act, enacted and effective on December 8, 2003, suspended application of the therapy caps through December 31, 2005. The therapy caps in place effective September 1, 2003 imposed payment limits to services provided by independent therapists as well as to those provided by outpatient rehabilitation facilities and other forms of rehabilitation agencies. The suspension does not have retroactive impact upon Medicare beneficiaries who exceeded their caps between September 1, 2003 and December 8, 2003. Extension of the moratorium removes a significant financial threat to our therapy business for the short term. Previously, we estimated that the therapy caps would reduce our annual net revenues by approximately $18.9 million and EBITDA by approximately $4.9 million. The new law also assures at least a positive 1.5% increase in the therapy fee schedule for each of the next two years through calendar year 2005. No assurances can be made or given that Congress will extend the moratorium on application of the therapy caps beyond 2005. As mandated by the law, the General Accounting Office is conducting a study of alternatives to the therapy caps. This report and a related study previously required from CMS are expected to be released before the end of calendar year 2004.

     State budget pressures in recent years have translated into reductions in the rate of state spending growth in certain jurisdictions. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which we operate. In each of the major states where we provide services, we are working with trade groups, consultants and government officials to address responsibly the particular funding issues.

Back to Contents

     The plight of state governments has helped to elevate issues related to Medicaid onto the national agenda. Last year, Congress passed temporary relief to states providing a 2.9% temporary increase in the federal Medicaid Assistance Percentage for five quarters estimated to provide states $10 billion in Medicaid relief. That assistance terminated on June 30, 2004. While legislation has been introduced in both the U.S. Senate and U.S. House of Representatives, prospects for Congress extending the temporary assistance are not encouraging. Actions to date on state Medicaid budgets affirm that many states are adjusting state Medicaid spending to reflect the loss of the temporary federal assistance. Medicaid funding is set annually. While most states have completed formulating their fiscal year 2005 budgets, it is premature to calculate what the impact of these state budget decisions will be on skilled nursing facility services as detailed rate notices are still in process.

     Certain important studies on Medicaid nursing home reimbursement have been released during the fiscal year. Late in November 2003, the General Accounting Office released a study examining how nursing home reimbursement has been affected by the fiscal crisis being experienced by a number of states. The report documents that most states have sustained their reimbursement commitments. States have tapped reserves, tobacco settlement monies and other funding strategies including provider assessments to meet their obligations. Similar conclusions were reached by an academic study published in June 2004 in Health Affairs. While the data in both studies does not evaluate the adequacy of state Medicaid payments for nursing facility services, the analysis does suggest that under current difficult conditions states are honoring their commitments. The reports are consistent with observed behavior in the states where we operate.

     Among the alternative Medicaid funding approaches that states have explored are nursing home provider assessments as tools for leveraging increased Medicaid matching funds. Such initiatives are authorized under the law. Nursing home provider assessments have been implemented in three states where we operate (MA, WV and RI) and two additional states have recently received CMS approvals to implement plans (NC and NH). During June 2004, new state laws were enacted in both New Hampshire and New Jersey amending previously enacted provider assessment laws to address federal approval concerns. Given successful negotiations with CMS, New Hampshire has approved and is in the process of implementing its provider assessment program. New Jersey is revising its proposed state plan amendments and is expected to resubmit its proposal in the near future. While new legislation was not required in Pennsylvania, the Commonwealth continues to negotiate with the federal government to resolve items in dispute in their provider assessment submission. We have not completed our evaluation of the financial impact of these provider assessment proposals, but we expect their implementation to have a positive impact on our financial and operating performance. Further delays in the federal processing of the pending provider assessment plans in New Jersey and Pennsylvania could adversely impact future nursing home funding in both jurisdictions.

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

Back to Contents

Certain Transactions and Events

     Purchase of Joint Venture Interests

     On January 5, 2004, we acquired our joint venture partner’s interest in two Massachusetts skilled nursing facilities which we previously managed. We previously owned a 50% interest in one facility and a 20% interest in the other. Upon completion of the transaction, we own 100% of both facilities and acquired approximately $6.0 million of working capital along with the property and equipment of the two skilled nursing facilities, having a total of 318 beds. The aggregate consideration consisted of $6.0 million in cash and the assumption of debt in the amount of approximately $20.0 million, $12.5 million of which was repaid following completion of the transactions.

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

     We and NCI have agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin-off. In addition, we and NCI have agreed to certain mutually beneficial commercial arrangements intended to reflect terms similar to those that would be agreed to by parties bargaining at arm’s-length. On May 7, 2004, we and NCI amended the Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services to correct a pricing error in the original agreement specifically related to intravenous drugs. The financial impact of the amendment increases our pharmacy costs $1.3 million on an annualized basis, which has been reflected in our financial results. The amendment also accelerates by nine months our ability to renegotiate pricing with NCI. We believe that the amendments offer substantially equal value to both organizations. Beginning December 1, 2003, the agreements with NCI, as amended, along with a revised pricing agreement with our primary supplier of medical supplies, extends approximately $6.6 million of annual cost savings to GHC, as compared to our pricing prior to the spin-off.

     ElderTrust/Ventas Transactions

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

Back to Contents

•	ElderTrust was paid $5.0 million upon consummation of the spin-off in exchange for ElderTrust’s consent to the assignment of all remaining leases and guarantees from NCI to us, which was accounted for by NCI as a spin-off related expense in its first fiscal quarter of 2004.

     In February 2004, ElderTrust shareholders approved the merger of ElderTrust with Ventas Sub, LLC (Ventas), a Delaware limited liability company and a wholly owned subsidiary of Ventas, Inc., a publicly traded Delaware corporation. This merger did not have a material impact on us.

     In June 2004, Ventas exercised its option to purchase an assisted living facility from us for cash consideration of $4.9 million. We leased the property back from Ventas under a 10-year operating lease agreement. We recognized a $1.6 million gain on the sale of the property, which has been deferred and will be amortized on a straight line basis to lease expense over the 10-year lease term.

Back to Contents

Results of Operations

Factors Affecting Comparability of Financial Information

     Our unaudited condensed statements of operations for the three and nine months ended June 30, 2003 and for the first two months (through November 30, 2003) of the nine months ended June 30, 2004 have been prepared on a basis which reflects our historical financial statements assuming that the operations of NCI contributed in the spin-off were organized as a separate legal entity which owned certain net assets of NCI.

     The allocation methodology followed in preparing the financial statements prior to the December 1, 2003 spin-off may not necessarily reflect the results of operations, cash flows or financial position of us in the future, or what the results of operations, cash flows or financial position would have been had we been a separate stand-alone public entity for all periods presented.

     Management believes that the unaudited condensed statement of operations for the three and nine months ended June 30, 2004 is generally comparable to the unaudited condensed statement of operations for the three and nine months ended June 30, 2003, with the exception of interest expense and depreciation and amortization expense. This lack of comparability is due to the restructuring of our capital structure following the spin-off and the related incremental interest costs and amortization of deferred financing fees in connection with our new financing arrangements.

Reasons for Non-GAAP Financial Disclosure

     The following discussion includes EBITDA and Adjusted EBITDA which are non-GAAP financial measures. For purposes of SEC Regulation G, a non-GAAP financial measure is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented. In this regard, GAAP refers to accounting principles generally accepted in the United States of America. Pursuant to the requirements of Regulation G, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

Back to Contents

     We define EBITDA as earnings from continuing operations before equity in net income of unconsolidated affiliates, minority interests, interest expense, income taxes, depreciation and amortization. Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. EBITDA does not represent net income, as defined by GAAP.

     Adjusted EBITDA is presented to exclude certain expenses and gains related to one-time transactional events or settlements. Specifically, in the nine months ended June 30, 2003 we excluded a net gain recognized in connection with the early extinguishment of a mortgage debt.

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

     The following table reconciles net income to EBITDA and Adjusted EBITDA (in thousands).

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003

Net income	$6,722	$5,276	$18,302	$9,973
Add back:
Loss from discontinued operations, net of taxes	1,104	5,852	3,483	15,065
Equity in net income of unconsolidated affiliates	(746)	(448)	(1,770)	(875)
Minority interests	170	-	329	-
Income tax expense (benefit)	4,998	(455)	13,925	8,164
Interest expense	6,854	4,422	20,203	12,487
Depreciation and amortization expense	11,356	9,787	34,433	28,893

EBITDA	$30,458	$24,434	$88,905	$73,707
Gain on early extinguishment of debt (1)	-	-	-	(1,123)

Adjusted EBITDA	$30,458	$24,434	$88,905	$72,584

(1)	The gain on early extinguishment of debt is the result of a negotiated discount on a mortgage loan prepaid by us at the request of the mortgage lender. We excluded this gain on early extinguishment of debt from the calculation of Adjusted EBITDA because management does not view such a gain as likely to occur in the foreseeable future, nor have we encountered a similar transaction in recent years. While we often may be interested in extinguishing certain of our mortgage loans by refinancing such loans with senior credit facility borrowings at more favorable rates of interest, because most of these mortgage loans require expensive prepayment penalties, it often is not economically feasible for us to do so. To have a mortgage lender approach us to extinguish mortgage debt so that we are able to negotiate favorable extinguishment terms is deemed by management to be an unusual event that is reasonably unlikely to occur within the next two years. We did not exclude from the calculation of Adjusted EBITDA certain losses on the early extinguishment of debt recognized in the 2004 periods because we have recognized similar losses in recent years and believe it is likely that similar losses will be recognized within the next two years. We incurred losses on the early extinguishment of debt of $0.4 million and $1.3 million for the three and nine months ended June 30, 2004, respectively.

Back to Contents

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     References herein to “same facility” results exclude the impact of the eight eldercare centers acquired through step acquisitions.

     In the current quarter, revenues were $378.3 million, an increase of $35.0 million, or 10.2%, over the same period in the prior year. Of this growth, inpatient services revenue increased by $37.4 million, external rehabilitation therapy services revenue declined by $1.7 million and other businesses revenue declined $0.7 million.

     The $37.4 million of revenue growth in our inpatient services segment is primarily attributed to increased payor rates and acquisitions. Of the increase, $18.1 million is due to step acquisitions of eight eldercare centers. The balance of the increase in inpatient services revenue is primarily due to increased average rates per patient day resulting in $22.0 million of revenue growth, increased Medicare Part B volume of $1.0 million, partially offset by a $1.9 million decline in non-Medicaid patient revenue and a same facility occupancy decline of $1.6 million. Our average rate per patient day in the current quarter was $201 compared to $188 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by increased average Medicaid rates ($158 in 2004 versus $147 in 2003) and Medicare rates per patient day ($352 in 2004 versus $314 in 2003). The 12.1% increase in our Medicare rate per patient day is attributed to the October 1, 2003 upward Medicare rate adjustments of 6.3% and higher Medicare patient acuity. Total patient days increased 88,946 to 1,676,326 in the current quarter compared to 1,587,380 in the same period of the prior year. Of this increase, 96,665 patient days are attributed to the step acquisition of eight eldercare centers, offset by a decline of 7,719 patient days in our same facility eldercare centers. Overall occupancy declined to 90.3% in the current year quarter from 90.5% in the same period in the prior year. A 0.5% shift in patient days from Private to Medicaid payor sources resulted in the aforementioned decline in non-Medicaid patient revenue.

     A net loss of 42 contracts was the primary reason for the decline in external rehabilitation therapy services revenues, offset by increased revenue volume generated by ongoing customer contracts.

     Management’s decision to curtail the operations of our hospitality business and reduced management fee revenue due to the step acquisitions of previously managed properties were the primary reasons for the $0.7 million decline in other businesses revenue.

     For the current quarter, net income increased to $6.7 million from $5.3 million in the same period in the prior year. Revenue increases of $35.0 million, as previously discussed, were partially offset by $25.6 million of increased salaries, wages and benefits and $2.6 million of higher other operating expenses. Of these increases, $15.2 million is attributed to the step acquisitions of eight eldercare centers, with the balance of the increase attributed to inflationary increases in cost and other individually insignificant expense fluctuations. Salaries, wages and benefits as a percentage of revenue increased to 62.7% of revenues in the current quarter versus 61.7% in the prior year quarter. Such increase primarily resulted from continued success in replacing higher cost nursing agencies with internal labor in the inpatient segment. Other operating expenses as a percentage of revenue improved to 27.3% of revenues in the current quarter from 29.3% of revenues in the prior year quarter. The improvement in other operating costs as a percentage of revenues was primarily due to the aforementioned reduction in utilization of higher cost nursing agencies used to supplement our employed labor and decreased pharmacy costs primarily resulting from pricing reductions from our pharmacy provider, partially offset by increased ancillary costs necessary to treat a higher acuity patient population and increased general and administrative costs as a result of our operating independently of NCI. Income before taxes was reduced $0.3 million due to higher lease expense principally driven by the step acquisition of three properties subject to leases. Income before taxes was further reduced from increases in interest expense, depreciation and amortization expense and loss on early extinguishment of debt of $2.4 million, $1.6 million and $0.4 million, respectively, as further discussed below. Net income increased by $4.8 million due to lower after-tax losses of discontinued operations and decreased by $5.5 million due to increased income tax expense, both of which are further discussed below.

     For the current quarter, Adjusted EBITDA was $30.5 million compared with $24.4 million in same period of the prior year. Increased Adjusted EBITDA in the current fiscal year reflects a $12.9 million increase in the Adjusted EBITDA of our inpatient services segment due to $2.9 million of reduced utilization of higher cost nursing agencies, $2.0 million of price reductions extended by our rehabilitation therapy services segment to our inpatient services segment, $1.7 million in decreased pharmacy costs primarily resulting from pricing reductions from our pharmacy provider and $1.3 million due to the step acquisition of eight eldercare centers. The remaining $5.0 million Adjusted EBITDA increase in the inpatient services segment is primarily the result of the previously discussed increase in payor rates offset by inflationary increases in cost. The inpatient services increase in Adjusted EBITDA was offset by a decrease of $4.3 million in the Adjusted EBITDA of our rehabilitation therapy services segment primarily due to $2.0 million of contract pricing reductions extended to our inpatient services segment, $3.5 million of net lost business volume and $1.2 million of higher labor related costs, partially offset by $2.9 million of increased sales volume generated by ongoing customer contracts. The increase in rehabilitation therapy labor costs is being driven by high market demand for a limited pool of qualified therapists. A loss on early extinguishment of debt in the current year quarter decreased Adjusted EBITDA by $0.4 million. The remaining decrease in Adjusted EBITDA of $2.1 million in the current year quarter is principally attributed to increased general and administrative expenses driven by inflationary increases in cost and the incremental cost of operating independently of NCI.

Back to Contents

Capital Costs and Other

     Lease expense increased by $0.3 million to $7.0 million in the current quarter, compared to $6.7 million for the same period in the prior year, primarily due to the step acquisitions of 3 eldercare centers subject to leases.

     Depreciation and amortization expense increased $1.6 million to $11.4 million in the current quarter compared to $9.8 million for the same period in the prior year. The increase is principally attributed to incremental amortization of deferred financing fees following the completion of our new financing arrangements and incremental depreciation expense on information systems in the current year quarter following the spin-off due to higher levels of such equipment attributed to us from NCI in excess of initial estimated allocations made in the prior year quarter carve-out financial statements.

     Interest expense increased $2.4 million in the current quarter to $6.9 million, compared to $4.4 million for the same period in the prior year, principally due to increased debt levels above those allocated in the prior year carve-out financial statements resulting from the October 2003 issuance of senior subordinated notes in an aggregate principal amount of $225.0 million and, in December of 2003, our entering into a senior credit facility consisting of a fully drawn $185.0 million term loan (of which $25.0 million was repaid in the current quarter, see loss on early extinguishment of debt discussion below).

     The loss on early extinguishment of debt of $0.4 million recognized in the current quarter is the result of a voluntary prepayment of $25.0 million of our senior term loan and consists of the write-off of unamortized deferred financing fees.

     Income tax expense for the prior year quarter was offset by tax credits of $4.4 million pursuant to the Job Creation and Worker Assistance Act of 2002. Income tax expense in the current and prior year quarters is otherwise estimated using an effective tax rate of approximately 39%. Income tax expense includes the provision of taxes on both equity in net income of unconsolidated affiliates and minority interests.

     Loss from discontinued operations, net of taxes, was $1.1 million in the current quarter and $5.9 million in the prior year quarter. The change is due in part to a $3.1 million (after-tax) write-down of assets classified as discontinued in the prior year quarter combined with the relative results of operations of those businesses identified as discontinued operations. The improvement in the operating results of our discontinued businesses is primarily due to our disposition of certain discontinued operations since the prior year quarter.

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

     References herein to “same facility” results exclude the impact of the eight eldercare centers acquired through step acquisitions.

     In the current year-to-date period revenues were $1,129.4 million, an increase of $112.1 million, or 11.0%, over the same period in the prior year. Of this growth, inpatient services revenue increased by $115.0 million, external rehabilitation therapy services revenue grew $1.4 million and other businesses revenue declined $4.3 million.

Back to Contents

     The $115.0 million of revenue growth in our inpatient services segment is primarily attributed to increased payor rates and acquisitions. Of the increase, $48.5 million is due to step acquisitions of eight eldercare centers. The balance of the increase in inpatient services revenue is primarily due to increased average rates per patient day. Our average rate per patient day in the current year-to-date period was $199 compared to $187 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by increased average Medicaid rates ($157 in 2004 versus $146 in 2003) and Medicare rates per patient day ($349 in 2004 versus $313 in 2003). The 11.5% increase in our Medicare rate per patient day is attributed to the October 1, 2003 upward Medicare rate adjustments of 6.3% and higher Medicare patient acuity. Total patient days increased 275,583 to 5,046,687 in the current year-to-date period compared to 4,771,104 in the same period of the prior year. Of this increase, 264,688 patient days are attributed to the step acquisition of eight eldercare centers and 17,477 patient days are attributed to the current year-to-date period having one additional calendar day due to a leap year, offset by a decline of 6,582 patient days in our same facility centers. Our overall occupancy improved to 90.9% in the current year-to-date period from 90.8% in the same period in the prior year.

     External rehabilitation therapy services revenue increased by $1.4 million, or 1.6%, due to $9.3 million of net increased sales volume to ongoing customers partially offset by certain contract pricing reductions and the net negative impact of lost contracts versus new contracts.

     Management’s decision to curtail the operations of our hospitality business led to a $3.3 million decline in other business revenue, with the balance of the decline in other business revenue primarily resulting from reduced management fee revenue due to the step acquisitions of previously managed properties.

     For the current year-to-date period, net income increased to $18.3 million from $10.0 million in the same period in the prior year. Revenue increases of $112.1 million, as discussed above, were partially offset by $71.7 million of increased salaries, wages and benefits and $21.8 million of other operating expenses. Of these increases, $40.8 million is attributed to the step acquisitions of eight eldercare centers, with the balance of the increase attributed to inflationary increases in cost and other individually insignificant expense fluctuations. Salaries, wages and benefits as a percentage of revenue increased to 62.1% of revenues in the current year-to-date period versus 61.9% in the same period in the prior year. Such increase primarily resulted from continued success in replacing higher cost nursing agencies with internal labor in the inpatient segment. Other operating expenses as a percentage of revenue improved to 28.0% of revenues in the current year-to-date period from 28.9% of revenues in the same period in the prior year. The improvement in other operating costs as a percentage of revenues was primarily due to the aforementioned reduction in utilization of higher cost nursing agencies used to supplement our employed labor and decreased pharmacy costs primarily resulting from pricing reductions from our pharmacy provider, partially offset by increased insurance costs, increased bad debt expenses, ancillary costs necessary to treat a higher acuity patient population and increased general and administrative costs as a result of our operating independently of NCI. Income before taxes was further reduced from increases in lease expense, interest expense, depreciation and amortization expense and loss (gain) on early extinguishment of debt of $1.0 million, $7.7 million, $5.5 million and $2.4 million, respectively, as further discussed below. Income before taxes increased by $11.6 million due to lower after-tax losses of discontinued operations, increased $0.6 million due to higher earnings of less than 100% owned subsidiaries and decreased by $5.8 million due to increased income tax expense, each of which is further discussed below.

     For the current year-to-date period, Adjusted EBITDA was $88.9 million compared with $72.6 million in same period of the prior year. Increased Adjusted EBITDA in the current fiscal year reflects a $37.1 million increase in the Adjusted EBITDA of our inpatient services segment due to $9.0 million of reduced utilization of external nursing agencies, $5.9 million of price reductions extended by our rehabilitation therapy services segment to our inpatient services segment, $2.7 million in decreased pharmacy costs primarily resulting from pricing reductions from our pharmacy provider and $3.1 million due to the step acquisition of eight eldercare centers. The remaining $16.4 million Adjusted EBITDA increase in the inpatient services segment is primarily the result of the previously discussed increase in payor rates offset by inflationary increases in cost. The inpatient services increase in Adjusted EBITDA was offset by a decrease of $11.9 million in the Adjusted EBITDA of our rehabilitation therapy services segment primarily due to certain contract pricing reductions, including the $5.9 million of price reductions extended to our inpatient services segment, a $1.9 million unfavorable shift in patient mix in the December 2003 quarter resulting from the September 1, 2003 implementation of the therapy caps (which was subsequently rescinded in December 2003) and $6.4 million of higher labor related costs. The increase in rehabilitation therapy labor costs is being driven by high market demand for a limited pool of qualified therapists. Increased loss (gain) on early extinguishment of debt in the current year decreased Adjusted EBITDA by $1.3 million. The remaining decrease in Adjusted EBITDA of $7.6 million in the current year-to-date period is principally attributed to increased general and administrative costs driven by inflationary increases in cost and the incremental cost of operating independently of NCI.

Back to Contents

     Capital Costs and Other

     Lease expense increased by $1.0 million to $21.3 million in the current year-to-date period from $20.3 million in the prior year-to-date period primarily due to the step acquisitions of 3 eldercare centers subject to leases.

     Depreciation and amortization expense increased $5.5 million to $34.4 million in the current year-to-date period compared to $28.9 million for the same period in the prior year. The increase is principally attributed to incremental amortization of deferred financing fees following the completion of our new financing arrangements and incremental depreciation expense on information systems following the spin-off. Incremental depreciation expense on information systems is due to higher levels of such systems attributed to us from NCI in excess of estimated allocations made in the prior year year-to-date carve-out financial statements.

     Interest expense increased $7.7 million in the current year-to-date period to $20.2 million, compared to $12.5 million for the same period in the prior year, principally due to increased debt levels above those allocated in the prior year carve-out financial statements resulting from the October 2003 issuance of senior subordinated notes in an aggregate principal amount of $225.0 million and, in December of 2003, our entering into a senior credit facility consisting of a fully drawn $185.0 million term loan (of which $25.0 million was repaid in the current quarter, see loss on early extinguishment of debt discussion below).

     The loss on early extinguishment of debt of $1.3 million recognized in the current year-to-date period is the result of the early extinguishment of mortgage loans as well as a voluntary prepayment of $25.0 million of our senior term loan and principally consists of the write-off of unamortized deferred financing fees, while the gain on early extinguishment of debt of $1.1 million recognized in the same period in the prior year is the result of a negotiated discount on a mortgage loan liquidated by us at the request of the mortgage lender.

     Loss from discontinued operations, net of taxes, was $3.5 million in the current year-to-date period and $15.1 million in the prior year. The change is due in part to an $0.4 million (after-tax) write-down of assets classified as discontinued in the current year-to-date period compared to $6.6 million (after-tax) recorded in the prior year period, combined with the relative results of operations of those businesses identified as discontinued operations. The improvement in the operating results of our discontinued businesses is primarily due to our disposition of certain discontinued operations since the prior year-to-date period, including the sale of our discontinued Florida properties in the third quarter of the prior fiscal year.

     Income tax expense for the prior year-to-date period was offset by tax credits of $4.4 million pursuant to the Job Creation and Worker Assistance Act of 2002. Income tax expense in both the current and prior year-to-date periods is otherwise estimated using an effective tax rate of approximately 39%. Income tax expense includes the provision of taxes on both equity in net income of unconsolidated affiliates and minority interests.

     Operating results of our less than 100% owned subsidiaries in the current year-to-date period improved compared to the same period in the prior year, resulting in a combined increase of $0.6 million in equity in net income of unconsolidated affiliates and minority interests.

Back to Contents

Liquidity and Capital Resources

Working Capital and Cash Flows

     Reference to our unaudited condensed balance sheets and condensed statements of cash flows will facilitate understanding of the discussion that follows.

     Our operating cash flow is used to finance trade accounts receivable, fund capital expenditures, service our indebtedness and make selective acquisitions. Financing trade accounts receivable is necessary because, on average, the customers and payors for our services do not pay us as quickly as we pay our vendors and employees for their services. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in computer hardware and software. In order to maintain our physical properties in a suitable condition to conduct our business and meet regulatory requirements, in fiscal 2004 we expect to incur capital expenditure costs at levels approximating between $30.0 million and $35.0 million. Following the spin-off, we are highly leveraged and, consequently, a significant portion of our operating cash flow will be used to meet our debt service requirements including payments that may be required under the excess cash flow recapture requirements of our senior credit facility. See “—New Financing Arrangements” below. At the end of each fiscal year, we are required to prepare an excess cash flow calculation as defined in the senior credit agreement. Of the amount determined as excess cash flow, a percentage is to be paid to our senior lenders in the form of a mandatory payment no later than January 15 of each year. There can be no final determination of the final excess cash flow recapture requirement until the preparation of our fiscal year end financial statements; however, after considering the impact of our $25.0 million voluntary prepayment of the senior term loan we believe the range of the final excess cash flow recapture payment is between $10.0 million and $30.0 million. Our cash flow from operations for the nine months ended June 30, 2004 was $100.2 million, including $22.0 million of cash generated from the timing of payments to vendors and employees, which is subject to fluctuations.

     We believe that the net cash provided by our operating activities, supplemented as necessary with cash reserves and borrowings available under our new financing arrangements described below will provide sufficient resources to meet our working capital requirements, debt service and other short-term and long-term liquidity needs, including any mandatory debt repayment under the excess cash flow recapture requirement.

     At June 30, 2004, we had restricted investments in marketable securities of $96.2 million, which are held by Liberty Health Corp., LTD., our wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by Liberty Health Corp. are restricted by statutory capital requirements in Bermuda. As a result of such restrictions and encumbrances, we and Liberty Health Corp. are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

     Cash from net investing transactions for the nine months ended June 30, 2004 was a net use of cash of $58.6 million, attributed to $21.0 million of capital expenditures and a use of cash of $49.0 million primarily related to the ElderTrust/Ventas transactions. Also in the nine months ended June 30, 2004, we received cash proceeds of $15.1 million from the sale of three eldercare centers located in the state of Wisconsin, the sale of one eldercare center located in the Commonwealth of Pennsylvania, and the sale of our diagnostics business. We do not expect to receive significant cash proceeds in the fourth fiscal quarter of 2004 from asset sales.

     Cash from net financing activities for the nine months ended June 30, 2004 was a net source of cash of $64.8 million, attributed to $400.7 million of net proceeds from our new financing arrangements, offset by the use of $218.5 million to repay indebtedness of NCI, $33.4 million to repay mortgage and bond debt of eight eldercare centers, $25.0 million voluntary prepayment of term loan portion of our senior credit facility, $3.5 million of scheduled principal payments and $55.5 million of cash transferred to NCI in connection with the spin-off.

     During the quarter ended June 30, 2004, we renewed our general and professional liability and workers’ compensation insurance programs. Our general and professional liability risks through May 31, 2005 are insured through our wholly owned Liberty Health Corp. Specifically, we are responsible for the first dollar of each claim (on a claims made basis), up to $1.0 million per incident with an aggregate retention limit of $19.0 million. Any costs above the retention limit are covered by third-party insurance carriers up to an aggregate limit of $100.0 million. Our workers’ compensation liability risks through April 30, 2005 are insured through Liberty Health Corp. under a large deductible program. Specifically, we are insured through Liberty Health Corp. up to the first $0.5 million per incident. All claims above $0.5 million per incident are insured through a third-party insurer.

Back to Contents

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

     In October 2003, we issued 8% senior subordinated notes in an aggregate principal amount of $225.0 million with a term of ten years. In April 2004, we filed a registration statement on Form S-4 with the Securities and Exchange Commission in connection with our offer to exchange the unregistered senior subordinated notes issued in October 2003 for registered notes. In July 2004, upon the expiration of the exchange offer, $224.0 million aggregate principal amount of senior subordinated notes registered under the Securities Act of 1933, as amended, were exchanged for the unregistered notes issued in October 2003. The aggregate principal amount of $1.0 million of unregistered notes was not exchanged and remains outstanding. On December 1, 2003, we entered into a senior credit facility that provides for a term loan of approximately $185.0 million, which was fully drawn at the consummation of the spin-off, and a revolving credit facility of $75.0 million. As of August 6, 2004, there was $72.9 million of available credit under the revolving credit facility after giving effect to $2.1million in outstanding letters of credit issued under the revolving credit facility. The term loan has a seven year term and amortizes one percent per year through year six. The revolving credit facility has a five year term. Our senior credit facility includes an excess cash flow recapture requirement that may increase the required principal payments above contractual minimum amounts each year depending on a defined formula in the senior credit agreement. The terms under the senior credit facility were amended as of June 25, 2004 such that the interest rate on the term loan portion of our senior credit facility was reduced to LIBOR plus 2.25% (2.75% prior to the amendment) or a base rate plus an applicable margin. In addition to this reduction in applicable margin, the amendment provides for further reduction to LIBOR plus 2.00% if the term loan achieves a rating at or above BB by S&P or at or above Ba2 by Moody’s. The revolving portion of our senior credit facility has a rate of interest of LIBOR plus 2.50% or a base rate plus an applicable margin on any borrowings thereunder, and a commitment fee on the revolving portion of 0.50% on any unused commitment.

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

     Our new financing arrangements require us to maintain compliance with certain financial and non-financial covenants, including minimum EBITDAR (earnings before interest expense, income taxes, depreciation, amortization and rents), limitations on capital expenditures, maximum leverage ratios, minimum fixed charge coverage ratios and minimum net worth.

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

Contractual Obligations and Commitments

     We have future obligations for debt repayments and future minimum rentals under operating leases. The obligations as of June 30, 2004 are summarized as follows (in thousands):

		Payments Due by Period

Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	Thereafter

Long-term debt	$429,942	$4,361	$9,308	$11,307	$404,966
Operating leases	172,124	25,593	43,197	35,856	67,478

	$602,066	$29,954	$52,505	$47,163	$472,444

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

     We have extended $3.9 million in working capital lines of credit to certain jointly owned and managed companies, of which $2.1 million were unused at June 30, 2004. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

     We have posted $2.1 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on our balance sheet unless they are probable of being utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

     We are a party to joint venture partnerships whereby our ownership interests are 50% or less of the total capital of the partnerships. We account for these partnerships using the equity method of accounting and, therefore, the assets, liabilities and operating results of these partnerships are not consolidated with ours. The carrying value of our investment in joint venture partnerships is $8.6 million at June 30, 2004. Although we are not contractually obligated to fund operating losses of these partnerships, in certain cases, we have extended credit to such joint venture partnerships in the past and may decide to do so in the future in order to realize economic benefits from our joint venture relationship. Management assesses the creditworthiness of such partnerships in the same manner it does other third-parties. We have provided $1.7 million of financial guarantees related to loan commitments of two jointly owned and managed companies. The guarantees are not recorded as liabilities on our balance sheet unless we are required to perform under the guarantee. Credit risk represents the accounting loss that would be recognized at the reporting date if counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

Back to Contents

Income Taxes

     At June 30, 2004, we had net deferred tax liabilities, inclusive of tax benefits related to net operating loss carry-forwards. Because management believes it is more likely than not that the tax benefits related to pre-emergence net operating loss carry-forwards will not be realized, the related deferred tax asset remains subject to a 100% valuation allowance. The ultimate net operating loss carry-forwards available to us will not be determinable until the preparation of NCI’s federal tax return for the fiscal year ended September 30, 2004. Pursuant to SOP 90-7, future utilization of deferred tax assets existing at the October 2, 2001 bankruptcy emergence date will be applied first as a reduction of identifiable intangible assets and, then, as an increase to shareholders’ equity.

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

New/Proposed Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We have adopted the disclosure provisions of this statement (see Note 10 to the Financial Statements — “Stock Option Plan”). In March 2004, the FASB issued a Proposed SFAS — “Share-Based Payment: an amendment of FASB Statements No. 123 and 95.” The proposed standard would require companies to expense share-based payments to employees, including stock options, based on the fair value of the award at grant date. The proposed statement would eliminate the intrinsic value method of accounting for stock options permitted by APB No. 25 “Accounting for Stock Issued to Employees,” currently followed by us (see Note 5 to the Financial Statements — “Earnings Per Share”).

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). In December 2003, the FASB issued FIN 46-R, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (revised December 2003),” which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications to the scope of FIN 46. Additionally, FIN 46-R also incorporates much of the guidance previously issued in the form of FASB Staff Positions. We have adopted all of the provisions of FIN 46-R in the second quarter of 2004. The adoption of FIN 46-R did not have an impact on the presentation of our financial position, result of operations or liquidity.

Back to Contents

Other

     We manage the operations of 39 eldercare centers and 15 transitional care units. Under a majority of these arrangements, we employ the operational staff of the managed business for ease of benefit administration and bill the related wage and benefit costs on a dollar-for-dollar basis to the owner of the managed property. In this capacity, we operate as an agent on behalf of the managed property owner and are not the primary obligor in the context of a traditional employee / employer relationship. Historically, we have treated these transactions on a “net basis”, thereby not reflecting the billed labor and benefit costs as a component of our net revenue or expenses. For the nine months ended June 30, 2004, we billed our managed clients $82.5 million for such labor related costs compared to $97.2 million for the comparable period in the prior year.

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

     At June 30, 2004, we have $167.8 million of debt subject to variable rates of interest. A 1% increase in LIBOR would result in an increase to our interest expense of $1.7 million annually.

     At June 30, 2004, we have $115.1 million of cash and equivalents that are affected by market rates of interest. A 1% change in the rate of interest would result in a change in interest income on cash and equivalents of $1.2 million annually.

     At June 30, 2004, we held $18.0 million of restricted investments in marketable securities that are affected by market rates of interest. A 1% change in the rate of interest would result in a change in interest income on those investments of $0.2 million annually.

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

Back to Contents

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

Haskell et al. v. Goldman Sachs & Co. et al

      We understand that NeighborCare, Inc., our former parent, is the defendant in an action brought by former investors in NeighborCare, Inc. on January 27, 2004 in the Supreme Court of New York, County of New York. The plaintiffs collectively held over $205 million in subordinated debentures prior to the filing by NeighborCare, Inc. and substantially all of our subsidiaries of a Chapter 11 bankruptcy petition in 2000. The claim alleges fraud and grossly negligent misrepresentation by defendants NeighborCare, Inc., Goldman Sachs & Co., Mellon Bank, N.A., Highland Capital Management, LP, and George V. Hager, Jr., our Chief Executive Officer (and former Chief Financial Officer of NeighborCare, Inc. prior to the spin-off), in connection with the Bankruptcy Court’s approval of the plan of reorganization confirmed by the Bankruptcy Court in 2001 which canceled the subordinated debentures. The plaintiffs seek to recover $200 million plus interest costs and fees. The action has been removed to the Bankruptcy Court for the District of Delaware. In July 2004, we received notice from NeighborCare, Inc. indicating that it believes we are responsible for 50% of the legal fees related to this matter. We have not made a determination with respect to our liability, if any, relative to this case.

ITEM 2:	Changes in Securities and Use of Proceeds — None

ITEM 3:	Defaults Upon Senior Securities — None

ITEM 4:	Submission of Matters to a Vote of Security Holders — None

ITEM 5:	Other Information — None

Back to Contents

ITEM 6:	Exhibits and Reports on Form 8-K

	(a)		Exhibits

	10.1	+	Amendment No. 1 dated May 7, 2004 to the Master Pharmacy, Pharmacy Consulting and Related Products and Services.

	10.2		Amendment No. 1 dated June 25, 2004 to the Credit, Security, Guaranty and Pledge Agreement dated December 1, 2003.

	31.1		Certification of George V. Hager, Jr., Chief Executive Officer, of the Company dated August 11, 2004 pursuant to Rule 13a – 14(a)/15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

	31.2		Certification of James V. McKeon, Chief Financial Officer, of the Company dated August 11, 2004 pursuant to Rule 13a – 14(a)/15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

	32.1		Certification of George V. Hager, Jr., Chief Executive Officer, of the Company dated August 11, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2		Certification of James V. McKeon, Chief Financial Officer, of the Company dated August 11, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Incorporated by reference to Genesis HealthCare Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, as filed with the Securities and Exchange Commission on May 14, 2004.

	(b)		Reports on Form 8-K

The following reports on Form 8-K were filed or furnished, as applicable, by Genesis HealthCare Corporation during the quarterly period ended June 30, 2004:

• Current Report on Form 8-K filed on May 4, 2004 announcing financial results for the quarter ended March 31, 2004

• Current Report on Form 8-K filed on June 30, 2004 announcing the adoption of a combined Code of Business Conduct and Ethics.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesis HealthCare Corporation

Date: August 11, 2004	James V. McKeon James V. McKeon, Chief Financial Officer
Date: August 11, 2004	George V. Hager, Jr. George V. Hager, Jr., Chief Executive Officer and Chairman of the Board