Form 10-K
period 2004-09-30
GENESIS HEALTHCARE CORP
filed 2004-12-14
CIK 1236736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

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

     The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant is $387,385,538(1). As of December 1, 2004, 20,021,232 shares of the registrant’s common stock were outstanding, including 134,019 shares currently held in escrow to be issued in connection with the registrant’s joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

 YES     NO

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court(2).

 YES     NO

DOCUMENTS INCORPORATED BY REFERENCE

NONE

(1)	The aggregate market value of the voting and non-voting common stock set forth above equals the number of shares of the registrant’s common stock outstanding, reduced by the number of shares of common stock held by officers, directors and shareholders owning in excess of 10% of the registrant’s common stock, multiplied by the last reported sale price for the registrant’s common stock on the most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder of the registrant may or may not be deemed an affiliate of the registrant or that he/she/it is the beneficial owner of the shares reported as being held by him/her/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.
(2)	In 2000, prior to the creation of the registrant, a substantial majority of the registrant’s subsidiaries filed for relief under Chapter 11 of the Bankruptcy code and emerged from such proceeding in 2001.

Back to Index

Back to Index

Cautionary Statements Regarding Forward-Looking Statements

     As used herein, unless the context otherwise requires, all references to “GHC,” “we,” “our,” “us,” and similar terms in this report refer to Genesis HealthCare Corporation together with its subsidiaries. All references to “NCI” in this report refer to NeighborCare, Inc. together with its subsidiaries, our parent prior to December 1, 2003.

     Statements made in this report, and in our other public filings and releases, which are not historical facts, contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

•	statements contained in “Risk Factors;”

•	statements contained in “Business” concerning contract renewals, government regulations and the Medicare and Medicaid programs, reimbursement for services provided, demographic trends, strategy, competitive strengths, corporate integrity programs, insurance coverage and insurance reserves, environmental matters and legal proceedings;

•	statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our consolidated financial statements, such as demographic trends and our ability to take advantage of such demographic trends; the expected impact of recently implemented staffing and retention programs; our ability to meet our working capital requirements, debt service, and future cash needs; capital expenditure, debt and lease requirements; our potential extension of credit to our joint venture partners; the expected changes in and effects of government legislation and regulation on our business; estimates in our pro forma financial data and critical accounting policies, including the adequacy of our allowance for doubtful accounts, any anticipated impact of long-lived asset impairments and our ability to provide for outstanding losses and loss expenses for self-insured programs and legal proceedings;

•	statements contained in “Quantitative and Qualitative Disclosures About Market Risk;” and

•	statements contained in “Legal Proceedings” regarding the effects of litigation.

     The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that these statements are not guarantees of future performance and that actual results and trends in the future may differ materially.

     Factors that could cause actual results to differ materially include, but are not limited to, the following:

•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid, or the implementation of other measures to reduce the reimbursement for our services;

•	the expiration of enactments providing for additional governmental funding;

•	the impact of federal and state regulations;

Back to Index

•	changes in case mix, payor mix and payment methodologies;

•	competition in our businesses;

•	the capital intensive nature of our inpatient services segment;

•	an increase in insurance costs and potential liability for losses not covered by, or in excess of, our insurance;

•	competition for, and availability of, qualified staff in the healthcare industry, and risks of potential labor strikes;

•	our ability to control operating costs and generate sufficient cash flow to meet operational and financial requirements;

•	our ability, and the ability of our subsidiary guarantors, to fulfill debt obligations;

•	our covenants and restrictions contained in financing agreements which limit our discretion in the operation of our business;

•	the economic condition of or changes in the laws affecting our business in those markets in which we operate;

•	the impact of acquisitions, and our ability to integrate acquired businesses, on our operations and finances;

•	our ability to quantify and realize tax benefits relating to our estimated net operating loss carryforwards;

•	our ability to ensure and maintain an effective system of internal control over financial reporting;

•	the impact of implementing new information systems;

•	our charter documents and the Pennsylvania Business Corporation Law of 1988, as amended, which could delay or prevent a change of control;

•	the difficulty in evaluating certain of our financial information due to the spin-off;

•	the ability to engage successfully in acquisitions and other strategic transactions;

•	federal income tax liabilities and indemnification obligations related to the spin-off;

•	potential conflicts of interest as a result of continuing relationships with NCI;

•	the ability of NCI, as our single largest supplier of pharmaceutical products and services, to act as a stand-alone entity; and

•	acts of God or public authorities, war, civil unrest, terrorism, fire, floods, earthquakes and other matters beyond our control.

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

Back to Index

RISK FACTORS

     If any of the following risks and uncertainties develop into actual events, this could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock could decline.

Risk Factors Relating to Our Business

     Healthcare-related legislation has significantly impacted our business, and future legislation and regulations may negatively affect our financial condition and results of operations.

     Our inpatient services business currently receives approximately 80% of its revenues from Medicare and Medicaid. The healthcare industry is experiencing a strong trend toward cost containment, as the government seeks to impose lower reimbursement and resource utilization group rates, limit the scope of covered services and negotiate reduced payment schedules with providers. These cost containment measures generally have resulted in a reduced rate of growth in the reimbursement for the services that we provide relative to the increase in our cost to provide such services. Prior reductions in governmental reimbursement rates contributed to our predecessor company’s subsidiaries’ bankruptcy filings under Chapter 11 of the United States Code on June 22, 2000. Additional reductions in reimbursement rates for our services may further negatively impact us, including our ability to satisfy working capital needs.

     Changes to Medicare and Medicaid reimbursement programs have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints resulting in a risk that the time period between submission of claims and payment could increase. Further, within the statutory framework of the Medicare and Medicaid programs, a substantial number of areas are subject to administrative rulings and interpretations which may further affect payments. In addition, the federal government did not extend for fiscal year 2005 temporary funding increases for state Medicaid programs and federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers or other providers.

     Our revenues could be impacted by changes to the Medicare program.

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003, referred to as the Medicare Modernization Act or the MMA, signed into law by the President on December 8, 2003, may have an impact on institutional services. The law constitutes a significant overhaul of the Medicare system, including provisions to provide subsidies to insurers and managed care organizations and establishes mechanisms to allow private healthcare coverage plans to compete with Medicare initially on a pilot basis.

     Effective January 1, 2006, under the MMA, Medicaid coverage of prescription drugs for Medicare beneficiaries who are also eligible for Medicaid will be shifted to the Medicare program. These residents are referred to as “dual eligibles.” This change could affect a significant percentage of residents in our nursing facilities.

     As a result of shifting prescription drug coverage from Medicaid to Medicare through such private plans, the MMA could affect the ability of long term care pharmacies to provide pharmacy service to our residents. Currently, under contract, NCI provides services required by federal law for residents of our facilities and are reimbursed primarily through the Medicaid program. However, it has not yet been determined whether these new private plans will be required to contract with long term care pharmacies, and we do not yet know whether payment rates for the prescription drugs provided by these plans will be sufficient to cover the costs of the pharmacy needs of nursing home residents. Thus, there is a risk that the implementation of the MMA may disrupt pharmacy services to our facilities. Any such change or reduction in long term care pharmacy services could create additional cost for us, reduce our ability to meet quality standards and disrupt service delivery to our residents.

     Moreover, the MMA covers most prescription drugs, insulin and certain insulin supplies, and approved vaccines. However, certain drugs are excluded from coverage under the new Medicare benefit in Part D, including several drugs that are commonly prescribed for nursing home and other long term care residents. As a result, there is a risk that if these prescription drug costs are not reimbursed under Medicaid or through Medicare, we will need to bear the cost of these drugs.

Back to Index

     We have described only certain provisions of the Medicare Modernization Act applicable to our business. There may be other provisions of the legislation that may impact our business by decreasing revenues or increasing operational expenses. We can make no assurance as to the effect of these provisions on our business.

     Because of the broad scope and phased-implementation of key provisions in the MMA, we are not in a position to assess fully its impact on our business. The impact of this legislation depends upon a variety of factors, including patient mix and the implementing regulations. Final federal regulations and implementation instructions are expected in January 2005.

     The MMA suspended application of the $1,500 payment caps (therapy caps) on Medicare Part B rehabilitation through December 31, 2005. The therapy caps in place effective September 1, 2003 imposed payment limits to services provided by independent therapists as well as to those provided by outpatient rehabilitation facilities and other forms of rehabilitation agencies. The suspension did not have retroactive impact upon Medicare beneficiaries who exceeded their caps between September 1, 2003 and December 8, 2003. Extension of the moratorium removes a significant financial threat to our therapy business for the short term. Previously, we estimated that the therapy caps would reduce our annual net revenues by approximately $18.9 million and EBITDA by approximately $4.9 million. The new law also assures at least a positive 1.5% increase in the therapy fee schedule through calendar year 2005. No assurances can be made or given that Congress will extend the moratorium on application of the therapy caps beyond calendar year 2005. As mandated by the law, the General Accounting Office is conducting a study of alternatives to the therapy caps.

     In addition, the Centers for Medicare and Medicaid Services, or CMS, affirms that its contractor, the Urban Institute, is expected to complete its study of the skilled nursing payment system in an effort to explore both short-term and long-term solutions to its case mix methodology. The study recommendations are expected to be considered as part of the proposed fiscal year 2006 rules, effective October 1, 2005. We refer to the anticipated refinement to the resource utilization group classification system as “RUGs refinement.” Although we are unable to predict with certainty the extent of the impact of RUGs refinement on our operating results, we believe it could result in a significant reduction in our EBITDA.

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

     It is not possible to quantify fully the effect of potential legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on our business. Accordingly, there can be no assurance that the impact of any future healthcare legislation or regulation will not further adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to residents eligible for reimbursement pursuant to such programs. Our financial condition and results of operations are affected by the reimbursement process, which is complex and can result in delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

     Our revenues could be impacted by federal and state changes to Medicaid.

     Jointly financed by the federal and state governments, Medicaid is an essential part of the health coverage and financing system nationally and in every state. Combined federal and states’ Medicaid outlays are projected to exceed $319.0 billion in calendar year 2005 and account for nearly 17% of total national healthcare expenditures. Medicaid is the principal purchaser for approximately 52% of nursing home services purchased in the United States. Rapidly increasing Medicaid spending combined with slow state revenue growth and competing budgetary requirements has led many states to institute measures aimed at controlling spending growth. Historically, these budget pressures have translated into reductions in state Medicaid spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which we operate, which could result in Medicaid rate adjustments that are below the average inflationary increase in our operating costs. States may be unable to continue to support financially growing Medicaid programs as currently structured. There is no assurance that federal assistance with the funding of these programs will in fact result, or continue.

Back to Index

     The Medicaid program is highly dependent upon levels of state and federal funding. In 2003, Congress passed temporary relief to states providing a 2.9% increase in the federal Medicaid Assistance Percentage for five quarters estimated to provide states $10.0 billion in Medicaid relief. That assistance terminated on June 30, 2004. Actions to date on state Medicaid budgets affirm that many states are adjusting state Medicaid spending downward to reflect the loss of the temporary federal assistance. Medicaid funding is set annually. Most states have completed formulating their fiscal year 2005 budgets. To date, detailed rate notices from states for fiscal year 2005 inpatient nursing home services have been in line with our expectations.

     Legislation enacted in 2000, entitled the Benefits Improvement and Protection Act, mandates a phase out of intergovernmental transfer transactions by states whereby states inflate the payments to certain public facilities to increase federal matching funds. The reduced federal payments have adversely affected aggregate available funds, thereby requiring states to consider changes in their payment systems. We operate in several of the states that have experienced a contraction of federal matching funds. As an alternative, a number of states have enacted state legislation authorizing a provider assessment. Under current law, if such assessments meet specific regulatory tests, they are eligible for federal matching funds. Before such plans can be implemented, they must be reviewed and approved by CMS, the federal agency responsible for Medicaid. CMS has slowed the processing of a number of the state requests, especially those that require federal waiver authority. Recent developments suggest that CMS is attempting to negotiate with states on the specific provisions of state plans. Thus, it is unclear whether successful efforts to secure state legislative and regulatory approvals of provider assessments will necessarily lead to CMS approvals. It is unclear whether the delayed implementation might cause states to abandon provider assessment initiatives and/or to seek alternative ways to secure budget projections.

     Nursing home provider assessments have been implemented in five states where we operate (Massachusetts, West Virginia, Rhode Island, North Carolina and New Hampshire). During June 2004, new state laws were enacted in both New Hampshire and New Jersey amending previously enacted provider assessment laws to address federal approval concerns. Given successful negotiations with CMS, New Hampshire has approved its provider assessment program retroactive to May 1, 2003. In the fourth quarter of fiscal 2004, we recognized $10.7 million of revenue which increased EBITDA by $3.5 million for the New Hampshire provider assessment for the period May 1, 2003 through September 30, 2004. New Jersey has submitted for Federal government approval a revised state plan amendment. Pennsylvania continues to negotiate with the federal government to resolve items in dispute in their provider assessment submission. Given the on-going negotiations between these states and CMS, it is not possible to complete an accurate evaluation of the financial impact of these provider assessment proposals. We expect their implementation to have a positive impact on our financial condition and results of operations. Further delays in the federal processing of the pending provider assessment plans in New Jersey and Pennsylvania could adversely impact future nursing home funding in both jurisdictions.

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

Back to Index

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

     These actions may adversely affect a provider’s ability to continue to operate, the ability to provide certain services and/or eligibility to participate in the Medicare or Medicaid programs or to receive payments from other payors. Certain of our centers have received notices that, as a result of alleged deficiencies, federal and/or state agencies were taking steps to impose remedies. Additionally, actions taken against one center or service site may subject other centers or service sites under common control or ownership to adverse remedies.

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

     In recent years it has become more difficult for nursing facilities to maintain licensure and certification. We have experienced and expect to continue to experience increased costs in connection with maintaining our licenses and certifications as well as increased enforcement actions. Failure to provide quality resident care may result in civil and/or criminal fines and penalties.

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

     State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Balanced Budget Act expanded the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicaid program. While we believe that our business practices are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to change and interpretation. Investigations of alleged fraud could have an adverse effect on our financial position, results of operations and cash flows.

     We face additional federal requirements that mandate major changes in the transmission and retention of health information. HIPAA was enacted to ensure, first, that employees can retain and at times transfer their health insurance when they change jobs, and second, to simplify healthcare administrative processes. This simplification includes expanded protection of the privacy and security of personal medical data and requires the adoption of standards for the exchange of electronic health information. Among the standards that DHHS has adopted pursuant to the standards for the following: electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy and enforcement. Although HIPAA was ultimately intended to reduce administrative expenses and burdens faced within the healthcare industry, we believe that implementation of this law will result in additional costs. Failure to comply with the HIPAA could result in fines and penalties that could have a material adverse effect on us.

Back to Index

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

     Our inpatient services segment is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our physical plant and equipment.

     We wholly-own or lease 158 skilled nursing and assisted living centers. Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment. The average age of our centers is approximately 27 years. Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized then our centers, and therefore may be more attractive to prospective customers. We are undertaking a process to allocate more aggressively capital spending within our owned and leased centers in an effort to address issues that arise in connection with an aging physical plant.

     If factors, including factors indicated in these Risk Factors and other factors beyond our control, render us unable to direct the necessary financial and human resources to the maintenance, upgrade and modernization of our physical plant and equipment, our financial condition and results of operations could be adversely impacted.

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

Back to Index

     This increase in insurance costs prompted us to exit our otherwise profitable operations in the State of Florida in fiscal 2003. There is no assurance that liability exposure and the related costs of insurance will not migrate to other states.

     We carry property, workers’ compensation insurance, general and professional liability coverage on our behalf and on behalf of our subsidiaries in amounts deemed adequate by management. However, there can be no assurance that any current or future claims will not exceed applicable insurance coverage.

     Growth in health insurance premiums in the market have risen 10% to 20% in recent years. Our business is labor intensive, and therefore health insurance costs represent a significant expense for us. In recent years, we have partially managed the increase in insurance premiums with changes in program offerings. Continuing increases substantially in excess of inflation could have a negative impact on our profitability, as further shifts in responsibility for these cost increases to the employee may not be possible.

     In addition, we are self-insured for certain of our workers’ compensation insurance, general and professional liability coverage and health insurance provided to our employees. Accordingly, we are liable for payments to be made under those plans. To the extent claims are greater than estimated, they could adversely affect our financial position, results of operations and cash flows.

     We could experience significant increases in our operating costs due to continued intense competition for qualified staff, minimum staffing laws in the healthcare industry and potential labor strikes.

     We and the healthcare industry continue to experience shortages in qualified professional clinical staff. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. As the demand for these services continually exceeds the supply of available and qualified staff, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has increased pressure on our operating margins. Lastly, increased attention to the quality of care provided in skilled nursing facilities has caused several states to mandate and other states to consider mandating minimum staffing laws that further increase the gap between demand for and supply of qualified individuals and lead to higher labor costs. While we have been able to retain the services of an adequate number of qualified personnel to staff our facilities appropriately and maintain our standards of quality care, there can be no assurance that continued shortages will not in the future affect our ability to attract and maintain an adequate staff of qualified healthcare personnel. A lack of qualified personnel at a facility could result in significant increases in labor costs and an increased reliance on expensive temporary professional staffing agencies at such facility or otherwise adversely affect operations at such facility. Any of these developments could adversely affect our operating results.

     In addition, certain of our centers have certified unions that have entered into collective bargaining agreements. If one or more of these centers experience a lock-out or strike it could create a disruption in our business and increase our operating costs.

     If we are unable to control operating costs and generate sufficient cash flow to meet operational and financial requirements, including servicing our indebtedness, our business operations may be adversely affected.

     Cost containment and lower reimbursement levels relative to inflationary increases in cost by third-party payors, including federal and state governments, have had a significant impact on the healthcare industry as a whole and on our cash flows. Our operating margins continue to be under pressure because of continuing regulatory requirements and scrutiny and growth in operating expenses, such as labor costs and insurance premiums. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited.

     Our ability to make payments on our existing and future debt and to pay our expenses will depend on our ability to generate cash in the future. Our ability to generate cash is subject to various risks and uncertainties, including those disclosed in this section and prevailing economic, regulatory and other conditions beyond our control.

Back to Index

     The agreements that govern our financing agreements contain various covenants that limit our discretion in the operation of our business.

     The agreements and instruments that govern our financing arrangements contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

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

     A significant portion of our business is concentrated in certain markets and the respective economic conditions or changes in the laws affecting our business in those markets could have a material adverse effect on our operating results.

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

     Although our tax sharing agreement with NCI limits our ability to use our common stock for acquisitions and other similar strategic transactions, we anticipate that we may make acquisitions of, investments in, and strategic alliances with complementary businesses utilizing cash or debt financing to enable us to capitalize on our position in the geographic markets in which we operate and to expand our businesses geographically. However, implementation of this strategy entails a number of risks, including:

•	inaccurate assessment of undisclosed liabilities;

•	diversion of management’s attention from our existing operations;

Back to Index

•	difficulties in assimilating the operations of an acquired business or in realizing projected revenue synergies, efficiencies and cost savings; and

•	increase in our indebtedness and a limitation in our ability to access additional capital when needed.

     Certain changes may be necessary to integrate the acquired businesses into our operations to assimilate new employees and to implement reporting, monitoring, compliance and forecasting policies and procedures.

     Quantification and realization of the tax benefit relating to our net operating loss carryforward is subject to numerous risks.

     The amount of net operating loss carryforward cannot be determined with certainty until NCI's preparation of the consolidated federal tax return for the period ended September 30, 2004 is completed, and then may need to be adjusted based on settlement of any federal tax audits of NCI's tax years ending on or before that date related primarily to the determination of NCI’s and, therefore, our tax attributes upon emergence from bankruptcy. The amount and timing of the tax benefit from the net operating loss carryforward that will be realized is a function of future taxable income, multiple change of ownership limitations imposed by Section 382 of the Internal Revenue Code, contractual limitations imposed by the Tax Sharing Agreement with NCI, and the term of the carryforward period. For these reasons, the deferred tax benefit of the net operating loss carryforward cannot be assured and has been fully reserved.

     An inability to conclude at September 30, 2005 that our internal controls over financial reporting are effective in preventing and detecting material misstatements to our financial statements could have a material adverse effect on our business, financial condition and/or results of operations.

     As a result of the Sarbanes-Oxley Act of 2002, we are subject to new rules requiring our management to report, in our Annual Report on Form 10-K for the fiscal year ending September 30, 2005, on the effectiveness of our internal controls over financial reporting, and further requiring our independent auditor to attest similarly to such effectiveness. Significant additional resources are required to establish and maintain appropriate controls and procedures and to prepare the required financial and other information during this process. If we fail to have effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and reliable financial information which could, in turn, have a material adverse effect on our business, financial condition and/or results of operations.

     Implementation of new information systems could negatively affect us.

     We are in the process of implementing certain new information systems to enhance operating efficiencies and provide more effective management of our business. Implementation of new systems carries risks such as project cost overruns and business interruptions. If we experience a material business interruption as a result of the implementation of new information systems or are unable to obtain the projected benefits of new systems, it could adversely affect our business, results of operations, financial conditions and cash flows.

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

     Our articles of incorporation contain certain provisions that may affect a person’s decision to initiate a takeover of us, including the following provisions:

•	a classified board of directors;

•	a provision confirming that we are subject to the restrictions in the Pennsylvania corporation law on certain business combinations involving us that are not approved by the board or directors; and

•	the authority to issue preferred stock with rights to be designated by the board of directors.

Back to Index

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

Risk Factors Relating to Establishing Our Company Independently from NCI

     Portions of our historical financial information and our pro forma financial information may not be representative of our results as a separate company.

     Prior to our spin-off on December 1, 2003, our operations were conducted as part of the consolidated NCI entity and not as a stand-alone entity. Accordingly, the financial information included in this report prior to the spin-off may not reflect the results of operations, financial condition and cash flows that would have been achieved had our company been operated independently during the periods and as of the dates presented.

     Prior to December 1, 2003, costs related to our corporate functions, including legal support, treasury administration, insurance administration, human resource management, internal audit, corporate accounting and income tax administration, which are not directly and solely related to our operations, were allocated to us prior to the spin-off based upon various methodologies deemed reasonable by management. Prior to December 1, 2003, certain assets and liabilities relating to our business were managed and controlled by NCI on a centralized basis. Such assets and liabilities reflected in our financial statements as of dates prior to December 1, 2003 were also allocated to us based upon various methodologies deemed reasonable by management. Although our management believes that the methods used to allocate and estimate such assets, liabilities and expenses are reasonable, there can be no assurance that such financial information is comparable to financial information for periods after the December 1, 2003 spin-off.

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

     Our tax sharing agreement with NCI limits our ability to use our common stock for acquisitions and other similar strategic transactions. We will also be subject to several restrictions (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that are designed to preserve the tax-free status of the spin-off. Under the tax sharing agreement, we are required to indemnify NCI against taxes and related losses resulting from actions we take that cause the spin-off to fail to qualify as a tax-free transaction. The amount of any such indemnification payment could be substantial. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions and Events — Distribution Transactions.” These restrictions may prevent us from entering into transactions which might be advantageous to us, such as issuing equity securities to satisfy our financing needs or acquiring businesses or assets by issuing equity securities. Many of our competitors are not subject to similar restrictions and therefore, may have a competitive advantage over us.

Back to Index

     We may be responsible for federal income tax liabilities that relate to the distribution of our common stock by NCI.

     NCI and we have made certain representations in connection with the private letter ruling, and we have agreed to restrictions on certain future actions designed to preserve the tax-free status of the spin-off.

     If the spin-off were found to be taxable by reason of any act (or failure to act) described in certain covenants contained in the spin-off documents, any acquisition of our equity securities or assets, or any breach of any of our representations in the spin-off documents or in the private letter ruling request, the spin-off would be taxable to NCI and may be taxable to holders of NCI common stock who received shares of our common stock in the spin-off. In such case, we will be required to indemnify NCI against any taxes and related losses. The amount of any such indemnification payment could be substantial. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions and Events — Distribution Transactions.”

     We may be required to satisfy certain indemnification obligations to NCI, or may not be able to collect on indemnification rights from NCI.

     Under the terms of the separation and distribution agreement, we and NCI have each agreed to indemnify each other from and after the distribution with respect to the indebtedness, liabilities and obligations that are retained by our respective companies. These indemnification obligations could be significant, and we cannot presently determine the amount of indemnification obligations for which we will be liable or for which we will seek payment from NCI. Our ability to satisfy these indemnities, if we are called upon to do so, will depend upon our future financial performance. Similarly, NCI’s ability to satisfy any such obligations to us will depend on NCI’s future financial performance. We cannot assure you that we will have the ability to satisfy any substantial indemnification obligations to NCI. We also cannot assure you that if NCI is required to indemnify us for any substantial obligations, NCI will have the ability to satisfy those obligations.

     We are subject to agreements, as amended, with NCI which were negotiated by representatives of each company prior to consummation of the spin-off and which are generally exclusive.

     The agreements between us and NCI and its subsidiaries were negotiated by representatives of each company during a period in which we were a wholly owned subsidiary of NCI. The pharmacy services agreement, as amended, and the Tidewater agreement each have an initial term of ten years; the durable medical equipment agreement has an initial term of five years and the CareCard agreement, as amended, expires on December 31, 2007. Each of the pharmacy services agreement and the durable medical equipment agreement requires that NeighborCare Pharmacy Services, Inc., a subsidiary of NCI, be the exclusive provider of the products and services to be furnished under such agreements, other than as required by law and certain payor- or resident-specific circumstances. The Tidewater agreement requires us to purchase certain minimum amounts from vendors approved by NCI’s subsidiary; however, we are permitted to be a member of other group purchasing organizations as well. We agreed to enroll all our employees participating in one of our self-insured health plans in the CareCard Program, an NCI pharmacy benefit management plan. We are eligible for a pricing adjustment in year four of the pharmacy services agreement, as amended. Under the Tidewater agreement, upon satisfaction of certain volume levels we are eligible for a market adjustment after five years of the initial ten-year term. Pricing under the CareCard agreement and the durable medical equipment agreement is not subject to adjustment during the initial terms. There can be no assurance that we could not have obtained lower rates or better terms from other suppliers.

     One of our directors is also a director of NCI.

     Our lead director, Robert H. Fish, also serves as a director of NCI. Dual directorship could create, or appear to create, potential conflicts of interest when faced with decisions that could have implications for both NCI and us.

     As a result of the spin-off, our management owns NCI common stock.

     Certain members of our executive management and some members of our board of directors currently own NCI common stock. The agreements between us and NCI were negotiated by members of our and NCI’s management who own NCI common stock and, upon consummation of the spin-off, own both NCI and our common stock. Ownership of NCI common stock by our management and directors could create, or appear to create, potential conflicts of interest for these officers and directors when faced with decisions that could have implications for both NCI and us.

Back to Index

     NCI, our single largest supplier of pharmaceutical products and services, is subject to its own risks as a result of the spin-off and its operation as a stand-alone entity.

     NCI is the single largest supplier of pharmaceutical products and services to our skilled nursing and assisted living centers. While there are other qualified pharmacy suppliers, our multi-year contractual arrangement with NCI requires that NCI, through its subsidiary, NeighborCare Pharmacy Services, Inc., be the exclusive provider of pharmaceutical products and supplies, other than as required by law and certain payor- or resident-specific circumstances. As a result of the spin-off, NCI is operating for the first time as an independent public entity. NCI is also exposed to many of the risks outlined herein, including the Medicare Modernization Act.

     In addition, on June 4, 2004, Omnicare, Inc. commenced an unsolicited tender offer to purchase all of the outstanding shares of common stock of NCI. We are not able to assess what impact, if any, an acquisition of NCI by Omnicare, Inc. would have on us.

Back to Index

PART I

ITEM 1:   BUSINESS

General

     Genesis HealthCare Corporation was incorporated in May 2003 as a Pennsylvania corporation.

     On December 1, 2003, NCI completed the distribution (the “spin-off”) of our common stock. The spin-off was effected by way of a pro-rata tax free distribution of our common stock to holders of NCI’s common stock on December 1, 2003 at a rate of 0.5 shares of our stock for each share of NCI stock owned as of October 15, 2003. NCI received a private letter ruling from the Internal Revenue Service to the effect that, for United States federal income tax purposes, the distribution of our stock qualified as tax free for our shareholders and NCI shareholders, with the exception of cash received for fractional shares. Our common stock began trading publicly on the Nasdaq National Market System on December 2, 2003 under the symbol “GHCI.”

Description of Our Business

     We are one of the largest providers of healthcare and support services to the elderly in the United States. Within our network of geographically concentrated facilities, we offer services focusing on the primary medical, physical and behavioral issues facing the medically complex elderly population.

     Our business is comprised of two primary business segments: inpatient services and rehabilitation therapy services. These segments are supported by complementary service capabilities.

     Approximately 89% of our net revenues are generated through inpatient services. Our inpatient services are offered through a network of skilled nursing and assisted living centers primarily located in the eastern United States. We currently own, lease, manage or jointly own 215 eldercare facilities, consisting of 179 skilled nursing facilities, 23 assisted living facilities and 13 transitional care units collectively having 26,510 beds.

     Our rehabilitation therapy services business, which represents approximately 8% of our net revenues, provides an extensive range of rehabilitation therapy services to the elderly, including speech pathology, physical therapy and occupational therapy in our eldercare regional market concentrations.

     We also provide other complementary healthcare services, the revenues for which are included in all other services revenues in our segment financial information.

     Inpatient Services

     Our eldercare centers are located in the following 12 states: Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, North Carolina, Pennsylvania, Rhode Island, Vermont, Virginia and West Virginia. Approximately 73% of our beds are concentrated in the states of Pennsylvania, New Jersey, Maryland and Massachusetts.

     Through our physicians, nurses, therapists and other members of our interdisciplinary medical care team, we apply a comprehensive approach to the complex needs facing the elderly, which we believe has resulted in above industry average occupancy levels and an enhanced level of Medicare and private paying patients. We receive higher rates of reimbursement from Medicare and private paying patients. For the twelve months ended September 30, 2004, the average occupancy level in our inpatient facilities was approximately 91%, and approximately 49% of our net revenues were from Medicare and private paying patients.

Back to Index

     We employ physicians, physician assistants and nurse practitioners who are primarily involved in providing medical direction and/or direct patient care at each center. The emphasis on physician leadership is a strength that differentiates us from many other long-term care companies. In addition to physician executives, nursing center medical directors are administratively and clinically accountable for clinical care and quality improvement. The nursing center medical directors are dually accountable to the administrator and the physician executive. This medical staff structure allows for significant involvement of physicians at all levels of the organization thus ensuring that an emphasis on quality care is maintained. Directed by a senior nurse executive, we maintain a corporate quality improvement program to enhance and continuously improve care provided in each center. In addition to clinical care, our centers provide our customers with dietary, housekeeping and laundry services, as well as social and recreational services.

     Our assisted living centers’ staff provides assistance with general activities of living such as medication management, bathing, dressing and meal preparation. Our assisted living centers offer a variety of daily social and therapeutic activities.

     We have established and actively market programs for the elderly and other patients who require more complex levels of medical care. We focus on clinically complex elderly patients who need extensive therapies and treatments to stabilize health problems before returning home or transitioning into a permanent long-term care setting. Over 89% of patients come to our centers directly from an acute care hospital stay and have five or more health problems that affect their ability to carry out everyday activities. Half of the elders who enter our centers for post-acute care are discharged within 27 days while the average stay for a long-term care patient is 165 days. Private insurance companies and other third-party payors, including certain state Medicaid programs, have recognized that treating patients requiring complex medical care in centers such as those we operate is a cost-effective alternative to treatment in an acute care hospital. We provide high acuity care at rates that we believe are substantially below the rates typically charged by acute care hospitals for comparable services.

     The following table reflects our average number of beds in service and our average occupancy levels for the periods presented. The average beds in service have not been adjusted to exclude discontinued operations; however, the owned and leased facility occupancy data does exclude discontinued operations:

	Year Ended September 30,

	2004	2003	2002

Average Beds in Service:
Owned and Leased Facilities	20,805	22,758	24,139
Managed and Jointly-Owned Facilities	5,686	6,320	7,898
Occupancy Based on Average Beds in Service:
Owned and Leased Facilities	91%	91%	92%
Managed and Jointly-Owned Facilities	92%	92%	91%

     The following table reflects the payor mix of inpatient services revenues for the periods presented, and has been adjusted to exclude discontinued operations:

	Year Ended September 30,

	2004	2003	2002

Medicaid	51%	50%	48%
Medicare	29%	28%	29%
Private pay and other	20%	22%	23%

	100%	100%	100%

Back to Index

See “— Revenue Sources” and “— Government Regulation.”

      Rehabilitation Therapy Services Segment

     We provide an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy in all of our eldercare regional market concentrations. These services are provided by approximately 4,300 licensed rehabilitation therapists and assistants employed or contracted by us at substantially all of the eldercare centers we operate, as well as by contract to healthcare facilities operated by others and through our 14 certified outpatient rehabilitation agencies. For the fiscal year ended September 30, 2004, approximately 61% of our rehabilitation therapy services revenue was generated under contracts with unrelated third parties.

     Other Services

     We provide management services to 44 independently and jointly owned eldercare centers and 13 transitional care units, which are the eldercare centers jointly owned and/or managed referred to in “ — Inpatient Services” above, pursuant to management agreements that provide generally for the day-to-day responsibility for the operation and management of the centers. In turn, we receive management fees, depending on the agreement, computed as an overall fixed fee, a fixed fee per customer, a percentage of net revenues of the center plus an incentive fee, or a percentage of gross revenues of the center with some incentive clauses. The management agreements, including renewal option periods, are scheduled to terminate between 2004 and 2024, 34 of which are scheduled to terminate within the next twelve months. We expect to renew a majority of the terminating contracts.

     We also provide an array of other specialty medical services in certain parts of our eldercare network, including respiratory health services, physician services, hospitality services, staffing services and other related services.

Our Industry

     The aging of the population and increased life expectancies are the primary driving forces behind the growth of the nursing and assisted living facilities market in the United States. According to the United States Census Bureau, in 2000, there were approximately 35 million Americans aged 65 or older, comprising approximately 13% of the total United States population. The number of Americans aged 65 or older is expected to climb to approximately 40 million by 2010 and to approximately 54 million by 2020. There are approximately 16,500 nursing homes with approximately 1.8 million total beds certified to provide Medicare and/or Medicaid services in the United States. On average, approximately 3.5 million people live in nursing homes during the course of a year. We believe that these demographic trends will support a growing demand for the services provided by nursing and assisted living facility operators that deliver the most efficient, responsive, cost-effective and highest quality eldercare services to support a full range of needs and acuity levels. We also believe that these demographic considerations will place increased pressure on healthcare providers to find innovative, efficient means of delivering healthcare services.

     See “— Revenue Sources.”

Our Strategy

     The principal elements of our business strategy are to:

     Focus on quality care.     We are focused on qualitative and quantitative clinical performance measures in order to enhance and continuously improve the care provided in our facilities. Among other things, our management is financially incentivized by improvement in clinical performance, and we employ physician executives who are administratively and clinically accountable for clinical care and quality improvement.

Back to Index

     Focus on operations.     We are focused on the key areas that improve revenues, profits and cash flows. We are continually engaged in various efforts to improve our revenues, profits and cash flows by focusing on key operational initiatives, including:

•	leveraging our reputation for providing effective clinical outcomes in elderly care and rehabilitation to improve our payor mix by increasing our census of higher acuity Medicare patients;

•	improving nursing staff scheduling and retention while reducing reliance on overtime compensation and temporary nursing agency services;

•	capitalizing on best demonstrated practices in various areas of cost control, such as purchasing, centralization of certain key administrative processes and leveraging our investments in information technology;

•	actively managing our working capital; and

•	increasing investment in our physical plant and information systems.

     Strengthen our presence in existing markets.     To grow revenues and profitability, we intend to invest selectively in attractive assets within our geographic concentrations, allowing us to leverage existing operations and to achieve greater operating efficiencies. In addition, we will seek opportunities to increase the number of managed eldercare centers within our markets.

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

     High acuity capabilities.     We focus on clinically complex elderly patients who require extensive therapies and treatments to stabilize health problems before returning home or transitioning into a permanent long-term care setting. Over 89% of our patients come to our facilities directly from an acute care hospital and require assistance to perform daily activities. Private insurance companies and other third-party payors have recognized that treating patients requiring complex care in eldercare facilities, such as those operated by us, is a cost-effective alternative to treatment in an acute care hospital.

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

     Significant facility ownership.     We own rather than lease a majority of our eldercare facilities, unlike a number of our competitors. Excluding facilities held for sale, we own 124 facilities with 15,736 beds, which represents approximately 77% of the total number of beds we own or lease. We believe that owning properties increases our operating and financial flexibility by enabling us to control more directly our occupancy costs, divest facilities and exit markets at our discretion and refurbish or remodel facilities in order to satisfy market demand.

     Admissions and discharge planning.     We have developed a successful model to process admissions through the automated tracking of bed availability and specialty care capacity at each of our facilities. Our model utilizes a multifaceted approach including clinical care coordinators and toll-free phone lines to assist our marketing staff and direct referral sources. As a result of our efforts, we have consistently achieved higher occupancy levels as compared to industry averages. For the twelve month period ended September 30, 2004, our occupancy level was approximately 91% compared to the industry median occupancy level of approximately 88%, as reported in the June 2004 Nursing Facility State Occupancy Rate and Median Facility Occupancy Rate for Certified Beds CMS OSCAR Data Current Surveys issued by the American Health Care Association.

Back to Index

     Stable and experienced management team.     While we operate in a healthcare sector which has experienced significant volatility primarily due to a constantly changing reimbursement environment, our management team has remained substantially intact, with many years of operating experience working together. Our management team’s collective experience allows us to address effectively the continuing challenges facing the industry while providing the stability necessary to achieve meaningful operational and financial improvements.

Revenue Sources

     We receive revenues from Medicare, Medicaid, private insurance, self-pay residents and other third-party payors. Our rehabilitation therapy services and other service related businesses also receive revenues from independent long-term care facilities that utilize our services.

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

     Medicare and Medicaid

     The Health Insurance for Aged and Disabled Act (Title XVIII of the Social Security Act), known as “Medicare,” has made available to nearly every United States citizen 65 years of age and older a broad program of health insurance designed to help the nation’s elderly meet hospital and other healthcare costs. The Medicare program consists of four parts: (i) Medicare Part A, which covers, among other things, inpatient hospital, skilled long-term care, home healthcare and certain other types of healthcare services; (ii) Medicare Part B, which covers physicians’ services, outpatient services and certain items and services provided by medical suppliers; (iii) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, known as Medicare Advantage or Medicare Part C and (iv) a new Medicare Part D benefit that becomes effective in 2006 covering prescription drugs. Under Medicare Part B, we are entitled to payment for medically necessary therapy services and products that replace a bodily function (i.e., ostomy supplies), home medical equipment and supplies and a limited number of specifically designated prescription drugs. The Medicare program is administered by the Centers for Medicare and Medicaid Services (CMS).

     Medicaid (Title XIX of the Social Security Act) is a federal-state matching program, whereby the federal government, under a need based formula, matches funds provided by the participating states for medical assistance to “medically indigent” persons. The programs are administered by the applicable state welfare or social service agencies under federal rules. Although Medicaid programs vary from state to state, traditionally they have provided for the payment of certain expenses, up to established limits, at rates determined in accordance with each state’s regulations. For skilled nursing centers, most states pay prospective rates, and have some form of acuity adjustment. In addition to facility based services, most states cover an array of medical ancillary services. Payment methodologies for these services vary based upon state preferences and practices permitted under federal rules.

     State Medicaid programs generally have long-established programs for reimbursement which have been revised and refined over time. Any future changes in such reimbursement programs or in regulations relating thereto, such as reductions in the allowable reimbursement levels or the timing of processing of payments, could adversely affect our business. The annual increase in the federally matched funds could vary from state to state based on a variety of factors. Additionally, any shift from Medicaid to state designated managed care plans could adversely affect our business.

Back to Index

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

     Laws Affecting Medicare Revenues

     Participating skilled nursing facilities are reimbursed under a prospective payment system for inpatient Medicare covered services. The prospective payment system commenced with a facility’s first cost reporting period beginning on or after July 1, 1998 and phased in over a three-year period. Under the prospective payment system, or PPS, skilled nursing facilities are paid a predetermined amount per patient, per day or “per diem” based on the anticipated costs of treating patients. The per diem rate is determined by classifying each patient into one of 44 resource utilization groups (RUGS III) using the information gathered as a result of each patient’s minimum data set assessment. There is a separate per diem rate for each of the resource utilization group classifications. The per diem rate also covers rehabilitation and non-rehabilitation ancillary services.

     As implemented by CMS, the prospective payment system has had an adverse impact on the Medicare revenues of many skilled nursing facilities. There have been three primary problems. First, the base year calculations understate costs. Second, the market basket index used to trend payments forward does not adequately reflect market experience. Third, the resource utilization group case mix allocation is not adequately predictive of the costs of care for patients, and does not equitably allocate funding, especially for non-therapy ancillary services.

     Congress has enacted five major laws during the past seven years that have significantly altered payment for skilled nursing facilities and medical ancillary services. The Balanced Budget Act, signed into law on August 5, 1997, reduced federal spending on Medicare and Medicaid programs. The Medicare Balanced Budget Refinement Act, enacted in November 1999, addressed a number of the funding difficulties caused by the Balanced Budget Act. The Benefits Improvement and Protection Act, enacted on December 15, 2000, further modified the law and restored additional funding. The Jobs and Growth Tax Reconciliation Act of 2003, enacted on May 28, 2003, provided temporary fiscal relief to states through an increase in federal support. This temporary increase in Federal support has helped stabilize state Medicaid programs. The Medicare Modernization Act, enacted on December 8, 2003, created a new Medicare prescription drug benefit, created incentives for greater private competition within Medicare, adjusted coverage and payment terms for a number of providers and Part B prescription drugs and reformed the administration of the Medicare benefit. The following is a brief summary of these laws and an overview of the impact of these enactments on us. For a discussion of the effect of laws upon our business, see “Risk Factors — Risk Factors Relating to Our Business.”

     In November 1999, the Balanced Budget Refinement Act was passed in Congress. This enactment provided relief for certain reductions in Medicare reimbursement caused by the Balanced Budget Act. For covered skilled nursing facility services furnished on or after April 1, 2000, the Medicare per diem rate was increased by 20% for 15 resource utilization group payment categories, which we refer to as “payment add-ons.” While this provision was initially expected to adjust payment rates for only six months, CMS withdrew proposed resource utilization group refinement rules. These payment add-ons will continue until CMS completes certain mandated recalculations of current resource utilization group weightings. CMS affirms that its contractor, the Urban Institute, is expected to complete its study of the skilled nursing payment system in an effort to explore both short-term and long-term solutions to its case mix methodology. The study recommendations are expected to be considered as part of the proposed fiscal year 2006 rules, effective October 1, 2005. We refer to the anticipated refinement to the resource utilization group classification system as “RUGs refinement.” Although we are unable to predict with certainty the extent of the impact of RUGs refinement on our operating results, we believe it could result in a significant reduction in our EBITDA. See “Risk Factors — Risk Factors Relating to Our Business.”

Back to Index

     On December 15, 2000, Congress passed the Benefits Improvement Protection Act, increasing the nursing component of federal prospective payment system’s rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation also changed the 20% add-on to 3 of the 14 rehabilitation resource utilization group categories to a 6.7% add–on to all 14 rehabilitation resource utilization group categories beginning April 1, 2001. The Medicare Part B consolidated billing provision of the Balance Budget Refinement Act was repealed except for Medicare Part B therapy services and the moratorium on implementing $1,500 payment caps (therapy caps) on Medicare Part B rehabilitation therapy services was extended through calendar year 2002. These changes had a positive impact on our operating results.

     A number of provisions of the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act, providing additional funding for Medicare participating skilled nursing facilities, expired on September 30, 2002 resulting in an approximate 10% reduction in the rates paid to us for providing services to Medicare patients. We refer to the expiration of the additional funding as the “skilled nursing facility Medicare cliff.” Effective October 1, 2002, Medicare rates adjusted for the skilled nursing facility Medicare cliff were increased by a 2.6% annual inflation update factor. For us, the net impact of these provisions adversely impacted annual revenue and EBITDA in fiscal 2003 by approximately $24.8 million.

     The final fiscal year 2004 prospective payment system rules for skilled nursing facilities became effective on October 1, 2003. The final rules enhanced the reimbursement rates for fiscal year 2004 by increasing base rates by 6.26% (a 3% increase in the annual inflation update factor and a 3.26% upward adjustment correcting previous forecast errors). The final rules also provided for the continuation through fiscal year 2004 of certain payment add-ons that were authorized in the Balanced Budget Refinement Act to compensate for non-therapy ancillaries.

     On July 30, 2004, CMS published notice of the fiscal year 2005 prospective payment system rates that became effective October 1, 2004. The fiscal year 2005 rules provide for a 2.8% increase in the annual inflation update factor.

     The Medicare Modernization Act suspended application of the $1,500 payment caps (therapy caps) on Medicare Part B rehabilitation through December 31, 2005. The therapy caps in place effective September 1, 2003 imposed payment limits to services provided by independent therapists as well as to those provided by outpatient rehabilitation facilities and other forms of rehabilitation agencies. The suspension did not have retroactive impact upon Medicare beneficiaries who exceeded their caps between September 1, 2003 and December 8, 2003. Extension of the moratorium removes a significant financial threat to our therapy business for the short term. Previously, we estimated that the therapy caps would reduce our annual net revenues by approximately $18.9 million and EBITDA by approximately $4.9 million. The new law also assures at least a positive 1.5% increase in the therapy fee schedule through calendar year 2005. No assurances can be made or given that Congress will extend the moratorium on application of the therapy caps beyond calendar year 2005. As mandated by the law, the General Accounting Office is conducting a study of alternatives to the therapy caps. See “Risk Factors — Risk Factors Relating to Our Business.”

     Laws Affecting Medicaid Revenues

     The Balanced Budget Act of 1997 repealed the “Boren Amendment” federal payment standard for payments to Medicaid nursing facilities, effective October 1, 1997. This repeal gave the states greater latitude in setting payment rates for nursing facilities. Budget constraints and other factors have caused some states to curb Medicaid reimbursement to nursing facilities and states may continue to curb or delay payments to nursing facilities in the future. The law also granted the states greater flexibility in establishing Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempted institutional care, including nursing facility services, these programs could ultimately change the Medicaid reimbursement system for long-term care. Massachusetts has received a Federal government waiver to initiate a voluntary, long term care managed care program and Maryland is in the design stage of a waiver request mandating managed long term care for individuals eligible for both Medicare and Medicaid (dual eligibles). These changes could include changing reimbursement for pharmacy services from fee-for-service, or payment per procedure or service rendered, to a fixed amount per person utilizing managed care negotiated or capitated rates.

Back to Index

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

     The plight of state governments has helped to elevate issues related to Medicaid onto the national agenda. In 2003, Congress passed temporary relief to states providing a 2.9% increase in the federal Medicaid Assistance Percentage for five quarters estimated to provide states $10.0 billion in Medicaid relief. That assistance terminated on June 30, 2004. Actions to date on state Medicaid budgets affirm that many states are adjusting downward state Medicaid spending to reflect the loss of the temporary federal assistance. Medicaid funding is set annually. Most states have completed formulating their fiscal year 2005 budgets. To date, detailed rate notices from states for fiscal year 2005 inpatient nursing home services have been in line with our expectations.

     As part of the state budget process, a number of states have indicated a desire to divert individuals from placement in nursing homes through an expansion of home and community based services. Most of these efforts are being established under demonstration and waiver authority. To date, these alternative care programs have not significantly impacted nursing home admissions.

     Certain important studies on Medicaid nursing home reimbursement were released during our fiscal year 2004. Late in November 2003, the General Accounting Office released a study examining how nursing home reimbursement has been affected by the fiscal crisis being experienced by a number of states. The report documents that most states have sustained their reimbursement commitments. States have tapped reserves, tobacco settlement monies and other funding strategies including provider assessments to meet their obligations. Similar conclusions were reached by an academic study published in June 2004 in Health Affairs. While the data in both studies does not evaluate the adequacy of state Medicaid payments for nursing facility services, the analysis does suggest that under current difficult conditions states are honoring their commitments. The reports are consistent with observed behavior in the states where we operate.

     Among the alternative Medicaid funding approaches that states have explored are nursing home provider assessments as tools for leveraging increased Medicaid matching funds. Such initiatives are authorized under the law. Nursing home provider assessments have been implemented in five states where we operate (Massachusetts, West Virginia, Rhode Island, North Carolina and New Hampshire). During June 2004, new state laws were enacted in both New Hampshire and New Jersey amending previously enacted provider assessment laws to address federal approval concerns. Given successful negotiations with CMS, New Hampshire has approved its provider assessment program retroactive to May 1, 2003. In the fourth quarter of fiscal 2004, we recognized $10.7 million of revenue which increased EBITDA by $3.5 million for the New Hampshire provider assessment for the period May 1, 2003 through September 30, 2004. New Jersey has submitted for Federal government approval a revised state plan amendment. Pennsylvania continues to negotiate with the federal government to resolve items in dispute in their provider assessment submission. Given the on-going negotiations between these states and CMS, it is not possible to complete an accurate evaluation of the financial impact of these provider assessment proposals. If enacted, we expect their implementation to have a positive impact on our financial condition and results of operations. Further delays in the federal processing of the pending provider assessment plans in New Jersey and Pennsylvania could adversely impact future nursing home funding in both jurisdictions.

Back to Index

     It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on our business and the business of the customers served by our rehabilitation services business. Accordingly, there can be no assurance that the impact of any future healthcare legislation or regulation will not further adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations are affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

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

     These actions may adversely affect a center’s ability to continue to operate, ability to provide certain services, and/or eligibility to participate in the Medicare or Medicaid programs or to receive payments from other payors. Certain of our centers have received notices that, as a result of certain alleged deficiencies, federal and/or state agencies were taking steps to impose remedies. Additionally, actions taken by one center or service site may subject other centers or service sites under common control or ownership to adverse remedies.

Back to Index

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

     During recent years several states have passed legislation altering their certificate of need requirements. Virginia is expected to phase out its certificate of need requirement and Maryland is studying a similar action. These changes are not expected to alter our business opportunities materially.

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

Back to Index

     There have also been a number of recent federal and state legislative and regulatory initiatives concerning reimbursement under the Medicare and Medicaid programs. During the past few years, the Department of Health and Human Services, or DHHS, has issued a series of voluntary compliance guidelines. These compliance guidelines provide guidance on acceptable practices. Skilled nursing facility services and durable medical equipment, prosthetics, orthotics, supplies, and supplier performance practices have been among the services addressed in these publications. Our Corporate Integrity Program is working to assure that our practices conform to regulatory requirements. DHHS also issues fraud alerts and advisory opinions. For example, directives concerning double billing, home health services, the provision of medical supplies to nursing facilities, and most recently, contractual joint venture relationships have been released. It is anticipated that areas addressed by these advisories may come under closer scrutiny by the government. While we have reviewed government guidance, we cannot predict accurately the impact of any such initiatives.

     Laws Governing Health Information

     We face additional federal requirements that mandate major changes in the transmission and retention of health information. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, was enacted to ensure, first, that employees can retain and at times transfer their health insurance when they change jobs, and secondly, to simplify healthcare administrative processes. This simplification includes expanded protection of the privacy and security of personal medical data and requires the adoption of standards for the exchange of electronic health information. Among the standards that DHHS has or may adopt pursuant to HIPAA are standards for the following: electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy, and enforcement.

     Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, we believe that implementation of this law has resulted in additional costs. We have established a HIPAA task force consisting of clinical, financial and informational services professionals focused on HIPAA compliance.

      DHHS has released three rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule establishes uniform standards for common healthcare transactions, including: healthcare claims information; plan eligibility, referral certification and authorization; claims status; plan enrollment and disenrollment; payment and remittance advice; plan premium payments; and coordination of benefits. Second, DHHS has released standards relating to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom we disclose information. Third, DHHS has released rules governing the security of health information maintained or transmitted in electronic form.

     DHHS finalized the transaction standards on August 17, 2000. DHHS issued the privacy standards on December 28, 2000, and, after certain delays, they became effective on April 14, 2001, with a compliance date of April 14, 2003. On February 20, 2003, DHHS issued final rules governing the security of health information. These rules specify a series of administrative, technical and physical security procedures to assure the confidentiality of electronic protected health information. Affected parties will have until April 20, 2005 to be fully compliant. Sanctions for failing to comply with HIPAA health information practices provisions include criminal penalties and civil sanctions.

     In January 2004, CMS announced the adoption of the National Provider Identifier as the standard unique health identifier for health care providers to use in filing and processing health care claims and other transactions. The rule is effective May 23, 2005.

     At this time, our management anticipates that we will be able to fully comply with those HIPAA requirements that have been adopted. As part of our Corporate Integrity Program, we monitor our compliance with HIPAA. Our compliance and privacy officer is responsible for administering the Corporate Integrity Program which includes HIPAA related compliance. Although our management cannot at this time estimate the cost of compliance, nor can our management estimate the cost of compliance with standards that have not yet been finalized by DHHS, we do not believe that the cost of compliance is having a material adverse effect on our financial condition or results of operations.

Back to Index

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

     We established the Corporate Integrity Program hotline, which offers a toll-free number available to all of our employees to report compliance issues, including any alleged privacy violations under HIPAA. All calls reporting alleged non-compliance are logged, investigated, addressed and remedied by appropriate company officials.

     The corporate integrity subcommittee was established to ensure a mechanism exists for us to monitor compliance issues. The corporate integrity subcommittee members are senior members of the finance, human resources, information systems, legal, clinical practices, internal audit and operations departments.

     Periodically, we receive information from DHHS regarding individuals and providers that are excluded from participation in Medicare, Medicaid and other federal healthcare programs. Providers may include medical directors, attending physicians, vendors, consultants, therapists and other clinical staff. On a monthly basis, management compares the information provided by DHHS to databases containing providers and individuals doing business with us. Any potential matches are investigated and any necessary corrective action is taken to ensure we cease doing business with that provider and/or individual.

Personnel

     We and our industry continue to experience shortages in qualified professional clinical staff. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. As the demand for these services continually exceeds the supply of available and qualified staff, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has created added pressure on our operating margins. Lastly, increased attention to the quality of care provided in skilled nursing facilities has caused several states to mandate and other states to consider mandating minimum staffing laws that further increase the gap between demand for and supply of qualified individuals and lead to higher labor costs. While we have been able to retain the services of an adequate number of qualified personnel to staff our facilities and sites of service appropriately and maintain our standards of quality care, there can be no assurance that continued shortages will not affect our ability to attract and maintain an adequate staff of qualified healthcare personnel in the future. A lack of qualified personnel at a facility could result in significant increases in labor costs and an increased reliance on expensive temporary agencies at such facility or otherwise adversely affect operations at such facility. Any of these developments could adversely affect our operating results or expansion plans.

Back to Index

     In recognition of the competitive nature of clinical staff recruitment and retention, we have implemented the following reward, recognition and professional development programs:

•	Shared Governance, a structure to support the participation of nurses in the development and implementation of policies, projects and processes which affect their practice has been instituted;

•	STEPP (Steps To Excellence in Professional Practice), a clinical advancement program which allows nurses to receive recognition and compensation for clinical expertise, has been implemented; and

•	TAP (Tuition Assistance Program), a program designed to provide eligible employees with financial assistance to pursue education and training through defined degree and certified programs of study related to professional career growth.

     In addition, we recently hired an individual specifically responsible for the management of recruitment and retention of rehabilitation therapists. Our focus on recruitment, retention and continuing education has led us to identify even greater needs for professional development. In response, in fiscal 2004 we have designated a chief learning officer dedicated to the pursuit of employee retention and growth.

     We employ approximately 35,000 people. We have 55 centers that have certified unions that have entered into collective bargaining agreements. We have four centers that have certified unions that currently have not entered into a collective bargaining agreement. The agreements expire at various dates through 2006 and cover approximately 4,900 employees. We believe that our relationship with our employees is generally good.

     We have entered into an agreement with the Service Employees International Union (SEIU) to provide for one collective bargaining agreement which will cover our six currently unionized SEIU buildings and under which the SEIU may attempt to organize 11 of our currently non-unionized centers in the State of New Jersey between September 2004 and May 2005. The agreement emphasizes our positive relationship and common goals shared with the SEIU in the State of New Jersey. The agreement contains a formula which ties increases in employee wages and benefits to increases in the combined per patient day rates of the covered centers and protects us and our employees from lock-outs and/or strikes. The initial term of the agreement will expire in September 2008.

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

     We market our rehabilitation therapy services and other services through a direct sales force which primarily calls on eldercare centers, hospitals, clinics and home health agencies.

Back to Index

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

Competition

     We compete with a variety of other companies in providing healthcare services to older adults. Certain competing organizations have greater financial and other resources and may be more established in their respective communities than we are. Competing companies may offer newer or different centers or services than us, including a variety of community based services, and may thereby attract our patients who are either presently residents of our eldercare centers or are otherwise receiving our healthcare services.

     We operate eldercare centers in 12 states. In each market, our eldercare centers may compete for patients with rehabilitation hospitals, subacute units of hospitals, skilled or intermediate nursing centers, and personal care or residential centers. Certain of these providers are operated by not-for-profit organizations and similar businesses that can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to us. In competing for patients, a center’s local reputation is of paramount importance. Referrals typically come from acute care hospitals, physicians, religious groups, health maintenance organizations, the patient’s families and friends, and other community organizations.

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

     We compete in providing rehabilitation therapy services and other healthcare services with a variety of different companies. Generally, this competition is regional and local in nature. The primary competitive factors in these businesses are similar to those in the inpatient services business and include reputation, the cost of services, the quality of clinical services, responsiveness to patient needs, and the ability to provide support in other areas such as third-party reimbursement, information management and patient record-keeping.

Insurance

     The vast majority of our exposure to general and professional liability claims is insured by commercial insurers subject to per claim and aggregate retention limits. The retentions are insured by our wholly owned captive insurance company, Liberty Health Corporation, Ltd. (LHC). The vast majority of our exposure to workers’ compensation liability claims is fully insured by LHC. Growth in general and professional liability insurance premiums for coverage above our retention has risen dramatically in recent years. We have managed this increase by assuming additional retention through LHC and by more proactively managing claims.

     The dramatic increase in costs are particularly acute in the State of Florida where, because certain laws allow for significantly higher liability awards than in other states, general liability and professional liability costs have increased substantially. In fiscal 2003, we sold all of our approximately 1,500 skilled nursing and assisted living beds in the State of Florida, representing six percent of our then owned and leased beds.

     We provide several health insurance options to our employees, including a self-insured health plan and several fully-insured health maintenance organizations. Growth in health insurance premiums in the market has risen to 10% to 20% in recent years. Our business is a labor intensive business, and therefore health insurance costs represent a significant expense for us. In recent years, we have partially managed this increase with changes in program offerings. Continuing increases substantially in excess of inflation could have a negative impact on our profitability, as further shifts in responsibility for these cost increases to the employee may not be possible.

Back to Index

     We believe that adequate reserves are in place to cover the ultimate liability related to general and professional liability, workers’ compensation and health insurance claims exposure. However, there can be no assurance that any current or future claims will not exceed applicable insurance reserves or that in the future such insurance will be available at a reasonable price or that we will be able to maintain adequate coverage.

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

     Reorganization

     On June 22, 2000, NCI and certain of its direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code, referred to as the “Bankruptcy Code,” with the United States Bankruptcy Court for the District of Delaware, referred to as the “Bankruptcy Court.” On the same date, NCI’s 43.6% owned affiliate, The Multicare Companies, Inc., and certain of its direct and indirect subsidiaries and certain of its affiliates, referred to as “Multicare,” also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. A substantial majority of NCI and Multicare subsidiaries that became our subsidiaries following the spin-off filed for bankruptcy.

     See “Risk Factors.”

Available Information

     Our internet address is www.GenesisHCC.com. We make available free of charge on www.GenesisHCC.com our registration statement on Form 10, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to such registration statement or reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Back to Index

ITEM 2:   PROPERTIES

Inpatient Sites of Service

     The following table provides information by state as of December 1, 2004 regarding the eldercare centers we own, lease and manage. Included in the center count are 23 stand-alone assisted living facilities with 2,138 units and 15 skilled nursing facilities with 526 assisted living units.

	Wholly-Owned Centers		Leased Centers		Managed Centers (1)		Total

State	Facilities	Beds	Facilities	Beds	Facilities	Beds	Facilities	Beds

Pennsylvania	32	4,294	8	941	6	920	46	6,155
New Jersey	19	2,714	9	1,678	6	697	34	5,089
Maryland	13	1,650	6	843	15	2,284	34	4,777
Massachusetts	15	2,060	2	250	19	1,128	36	3,438
West Virginia	14	1,306	5	394	4	270	23	1,970
Connecticut	9	1,346	—	—	2	168	11	1,514
New Hampshire	9	886	3	294	1	90	13	1,270
Delaware	5	583	—	—	2	237	7	820
Virginia	2	210	1	240	—	—	3	450
Rhode Island	3	373	—	—	—	—	3	373
North Carolina	—	—	—	—	2	340	2	340
Vermont	3	314	—	—	—	—	3	314

Total	124	15,736	34	4,640	57	6,134	215	26,510

(1)	Managed centers include 20 properties with 2,773 beds that are jointly owned by us and independent third-parties. Also included in managed centers are 13 transitional care units with 331 beds located in hospitals principally in the Commonwealth of Massachusetts.

     We believe that our physical properties are well maintained and are in a suitable condition for the conduct of our business.

Back to Index

ITEM 3:   LEGAL PROCEEDINGS

     Haskell et al. v. Goldman Sachs & Co. et al.

     We understand that NeighborCare, Inc., our former parent, is the defendant in an action brought by former investors in NeighborCare, Inc. on January 27, 2004 in the Supreme Court of New York, County of New York. The plaintiffs collectively held over $205.0 million in subordinated debentures prior to the filing by NeighborCare, Inc. and substantially all of our subsidiaries of a Chapter 11 bankruptcy petition in 2000. The claim alleges fraud and grossly negligent misrepresentation by defendants NeighborCare, Inc., Goldman Sachs & Co., Mellon Bank, N.A., Highland Capital Management, LP, and George V. Hager, Jr., our Chief Executive Officer (and former Chief Financial Officer of NeighborCare, Inc. prior to the spin-off), in connection with the Bankruptcy Court’s approval of the plan of reorganization confirmed by the Bankruptcy Court in 2001 which canceled the subordinated debentures. The plaintiffs seek to recover $200.0 million plus interest costs and fees. The action has been removed to the Bankruptcy Court for the District of Delaware. The defendants have made a motion to dismiss which is currently pending before the Bankruptcy Court. Mellon Bank, N.A. has filed a cross claim for indemnification against NeighborCare, Inc. We have received notice from NeighborCare, Inc. requesting that we pay 50% of the legal fees that it incurred related to this matter prior to the assumption of legal costs by its insurance carrier, which we have paid.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 2004.

     We will hold our 2004 Annual Meeting of Shareholders on Wednesday, February 23, 2005 at 10:00 a.m. local time, at our principal executive offices.

ITEM 4A:   EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table and biographies set forth information with respect to persons who serve as our executive officers:

Name	Age	Position

George V. Hager, Jr.	48	Chief Executive Officer and Class I Director (Chairman of the Board of Directors)
James V. McKeon	40	Executive Vice President and Chief Financial Officer
Robert A. Reitz	54	Executive Vice President and Chief Operating Officer
David C. Almquist	50	Executive Vice President
Richard P. Blinn	50	Executive Vice President
Eileen M. Coggins	40	Senior Vice President, General Counsel and Corporate Secretary
Barbara J. Hauswald	45	Senior Vice President, Planning and Development
Richard Pell, Jr.	56	Senior Vice President, Administration
Thomas DiVittorio	36	Vice President, Corporate Controller and Chief Accounting Officer

     George V. Hager, Jr. has served as our chief executive officer and chairman of the board of directors since our inception in May 2003. Mr. Hager joined NCI in 1992. From 1992 to December 2003, he served as NCI’s chief financial officer and was responsible for corporate finance, treasury, investor relations, information services, third-party reimbursement and risk management. Mr. Hager serves on the board of directors of Adolor Corporation.

     James V. McKeon has served as our executive vice president and chief financial officer since December 2003. Mr. McKeon served as NCI’s senior vice president and corporate controller from April 2000 to December 2003. From April 1997 to April 2000, Mr. McKeon served as NCI’s vice president and corporate controller. Mr. McKeon joined NCI in June 1994 as director of financial reporting and investor relations and served as NCI’s vice president of finance and investor relations from November 1995 to April 1997.

Back to Index

     Robert A. “Mike” Reitz has served as our executive vice president and chief operating officer since December 2003. Mr. Reitz served as president of NCI’s MidAtlantic ElderCare region from September 1997 until December 2003. He served in various management positions with Meridian Healthcare for nineteen years prior to its acquisition by NCI in 1993.

     David C. Almquist has served as our executive vice president since December 2003. Mr. Almquist served as president of NCI’s Chesapeake ElderCare region from 1996 until December 2003. Mr. Almquist has over 27 years of experience in the healthcare industry.

     Richard P. Blinn has served as our executive vice president since December 2003. Mr. Blinn served as president of NCI’s New England ElderCare region from 1998 until December 2003. Mr. Blinn has over 25 years of experience in the healthcare industry.

     Eileen M. Coggins, Esquire, has served as our senior vice president, general counsel and corporate secretary since December 2003. Ms. Coggins served as NCI’s corporate compliance and privacy officer from December 2002 until December 2003. Prior to that appointment, from April 1998 to December 2002, she was NCI’s vice president of compliance, and prior to that was NCI’s deputy general counsel.

     Barbara J. Hauswald has served as our senior vice president, planning and development since December 2003. Ms. Hauswald served as NCI’s senior vice president and treasurer from April 2000 until December 2003, and joined NCI as vice president and treasurer in April 1998. Prior to joining NCI, Ms. Hauswald served as first vice president in the healthcare banking department of Mellon Bank N.A.

     Richard Pell, Jr. has served as our senior vice president, administration since December 2003. Mr. Pell served as NCI’s senior vice president, administration and chief compliance officer from April 1998 until December 2003, with responsibility for the following areas: human resources, law, government relations, public relations, staff development and corporate communications. Prior to joining NCI, Mr. Pell was the director of the Veterans Affairs Medical Center in Martinsburg, West Virginia.

     Thomas DiVittorio has served as our vice president, corporate controller and chief accounting officer since December 2004, and vice president and corporate controller since December 2003. From January 2003 to December 2003, Mr. DiVittorio served as NCI’s vice president and assistant controller. From April 1999 to January 2003, Mr. DiVittorio served as NCI’s director of financial reporting and from November 1996 to April 1999 he served as NCI’s manager of financial reporting.

Back to Index

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

     The following table indicates, for each of the quarters in the fiscal year ended September 30, 2004, the range of high and low closing prices of our common stock reported on the Nasdaq National Market System.

Quarter Ended	High	Low

December 31, 2003	$24.40	$21.12
March 31, 2004	28.47	20.78
June 30, 2004	29.04	22.59
September 30, 2004	31.09	26.10

     In November 2004, our board of directors authorized the repurchase of up to $25.0 million of our common stock commencing in December 2004. Share repurchases, if any, may take place at management’s discretion and/or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions.

     As of December 1, 2004, there were 3,775 shareholders of record of our common stock. We have never declared or paid cash dividends on our common stock. Our ability to pay dividends on our common stock is restricted by our senior credit agreement and senior subordinated notes agreement. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Management does not anticipate the payment of cash dividends on our common stock in the foreseeable future.

Back to Index

ITEM 6: SELECTED FINANCIAL DATA

	Successor Company			Predecessor Company (4)

Year ended September 30,	2004	2003	2002	2001	2000

Statement of Operations Data (1)
(in thousands, except per share data)
Net revenues	$1,529,892	$1,386,486	$1,337,572	$1,266,150	$1,238,089
Income (loss) from continuing operations	32,591	31,518	43,271	144,172	(794,498)
Net income (loss)	$29,073	$11,888	$37,551	$113,319	$(844,185)
Diluted earnings per share from continuing operations (2)	$1.63
Diluted earnings per share from net income (2)	$1.45
Operating Data of Inpatient Services Segment:
Payor Mix
Medicaid	51%	50%	48%	48%	49%
Medicare	29%	28%	29%	27%	24%
Private pay and other	20%	22%	23%	25%	27%
Average owned/leased eldercare center beds (3)	20,805	22,758	24,139	24,783	14,286
Occupancy Percentage	91%	91%	92%	91%	90%
Average managed eldercare center beds (3)	5,686	6,320	7,898	9,215	23,779

	Successor Company				Predecessor Company (4)

Year ended September 30,	2004	2003	2002	2001	2000

Balance Sheet Data (in thousands)
Working capital	$152,595	$97,696	$78,473	$41,598	$(173,322)
Total assets	1,244,163	1,089,349	1,162,366	1,139,833	1,971,117
Liabilities subject to compromise	—	—	—	—	1,938,477
Long-term debt, including current portion	403,071	266,232	326,476	328,157	10,441
Shareholders’ equity (deficit)	$568,766	$580,561	$602,764	$572,147	$(487,753)

(1)	For a discussion of operating results from fiscal 2002 through fiscal 2004, and factors affecting comparability of financial information, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” The net revenues and income (loss) from continuing operations data for all periods presented have been adjusted to exclude discontinued operations. The payor mix and occupancy data have also been adjusted to exclude discontinued operations.
(2)	The computation of diluted earnings per share assumes that the number of our common shares distributed by NCI on December 1, 2003 in connection with the spin-off were outstanding on October 1, 2003, and are therefore presented on a pro forma basis.
(3)	In connection with the consummation of NCI and our subsidiaries’ 2001 joint plan of reorganization, 10,702 Multicare beds previously classified as “Managed and Jointly Owned Facilities” were reclassified as “Owned and Leased Facilities” in fiscal 2001.
(4)	Upon emergence from Chapter 11 proceedings, we adopted the provisions of fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7)/(fresh-start reporting). As a consequence of the implementation of fresh-start reporting effective September 30, 2001, the financial information presented for periods prior and subsequent to October 1, 2001 is generally not comparable. To highlight the lack of comparability, a solid vertical line separates the pre-emergence financial information from the post-emergence financial information. Any information herein labeled “Predecessor Company” refers to the periods prior to the adoption of fresh-start reporting, while information labeled “Successor Company” refers to periods following the adoption of fresh-start reporting.

     Please refer to Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions and Events” for a description of significant transactions.

Back to Index

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are one of the largest providers of healthcare and support services to the elderly in the United States. Within our network of geographically concentrated facilities, we offer services focusing on the primary medical, physical and behavioral issues facing the medically complex elderly population. We are focused on qualitative and quantitative clinical performance measures in order to enhance and improve continuously the care provided in our facilities. Through our physicians, nurses, therapists and other members of our interdisciplinary medical care team, we apply a comprehensive approach to the complex needs facing the elderly, which we believe has resulted in our above-industry average occupancy levels and an enhanced level of Medicare and private paying patients. We receive higher rates of reimbursement from Medicare and private paying patients. For the twelve months ended September 30, 2004, the average occupancy level in our inpatient facilities was approximately 91%, and approximately 49% of our net revenues were from Medicare and private paying patients.

     Approximately 89% of our net revenues are generated through inpatient services segment. Our inpatient services business is offered through a network of skilled nursing and assisted living centers primarily located in the eastern United States. Our eldercare centers are concentrated in the States of Pennsylvania, New Jersey, Maryland and Massachusetts. We currently own, lease, manage or jointly own 215 eldercare facilities, consisting of 179 skilled nursing facilities, 23 assisted living facilities and 13 transitional care units together totaling 26,510 beds.

     Our rehabilitation therapy segment, which represents approximately 8% of our net revenues, provides an extensive range of rehabilitation therapy services to the elderly, including speech pathology, physical therapy and occupational therapy in our eldercare regional market concentrations. These services are provided by approximately 4,300 licensed rehabilitation therapists and assistants employed or contracted by us at substantially all of the eldercare facilities we operate, as well as by contract to third-party healthcare facilities operated by other providers and through our 14 outpatient rehabilitation agencies. We also provide other complementary healthcare services, the revenues for which are included in all other services revenues in our segment financial information.

     The aging of the population and increased life expectancies are the primary driving forces behind the growth of our businesses. We believe that positive demographic trends imply that there will be a growing demand for the services offered by healthcare providers that deliver the most efficient, responsive, cost effective and high quality eldercare services. We are continually engaged in various efforts to improve our profitability by focusing on key operational initiatives, including: improving the level of Medicare and private paying patients, increasing our rate of occupancy, improving nursing staff scheduling and retention, reducing reliance on overtime compensation and temporary agency services, and capitalizing on best demonstrated practices in various areas of cost control. As a result, we believe we will be well positioned to take advantage of the favorable demographic and growth trends in our industry.

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

Back to Index

     Labor costs, including salaries, wages and benefits, account for approximately 74% of our total operating expenses. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. In recent years, we and our industry have experienced shortages in qualified professional clinical staff. While in our inpatient services segment we have been able to retain the services of an adequate number of qualified personnel to staff our facilities and sites of services, we have used expensive temporary nursing agency services to supplement staffing, particularly in fiscal 2001 and 2002. In fiscal 2003, we implemented programs to improve staff scheduling and retention, and to reduce reliance on overtime compensation and temporary nursing agency services. Our efforts resulted in a 33% reduction in the cost of temporary nursing staff in fiscal 2003 as compared to fiscal 2002, and a 28% reduction in fiscal 2004 as compared to fiscal 2003, without experiencing a significant change in overall nursing hours per patient day. However, if a shortage of nurses or other health care workers occurred in the geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs, without a corresponding increase in the level of government funded reimbursement. In fiscal 2004, we and our industry are experiencing a shortage of qualified rehabilitation therapists. As the demand for these services continues to exceed the supply of available therapists, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals while utilizing outside contractors for these services at premium rates. Although we have been able to retain adequate levels of qualified therapists to maintain our standards of quality care in the services we provide, the shortage of qualified therapists has impacted negatively our ability to generate new therapy business. We recently hired an individual specifically responsible for the management of recruitment and retention of rehabilitation therapists.

     For a description of our material challenges and risks, including an analysis of industry trends and the effect of recent legislation on our operations, see “Risk Factors — Risk Factors Relating to Our Business.”

Certain Transactions and Events

The Spin-Off

     Prior to December 1, 2003, our operations were owned by NCI. On December 1, 2003, NCI completed the distribution (the “spin-off”) of our common stock and our common stock began trading publicly on the Nasdaq National Market System on December 2, 2003 under the symbol “GHCI.” Prior to the spin-off, NCI was named Genesis Health Ventures, Inc.

     NCI consummated the spin-off by distributing, on a pro rata basis, all of our shares to holders of record of NCI common stock at the close of business on October 15, 2003, the record date for the spin-off. Based on the total number of shares of NCI common stock at the close of business on the record date for the spin-off, each record holder of NCI common stock received 0.5 shares of our common stock (an aggregate of 19,898,104 shares), or cash in lieu of a fractional share of our common stock.

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

     Separation and Distribution Agreement

     On October 27, 2003, we and NCI entered into the separation and distribution agreement, which sets forth the agreements between us and NCI with respect to the principal corporate transactions required to consummate the spin-off, and a number of other agreements governing the relationship between us and NCI following the spin-off. Pursuant to the separation and distribution agreement, NCI transferred to us, or caused their subsidiaries to transfer to us, the legal entities comprising the eldercare businesses. We agreed to issue 130,246 common shares into an escrow account for future delivery to NCI’s and its subsidiaries’ former unsecured claimants who are entitled to receive common equity securities under the terms of NCI’s 2001 joint plan of reorganization. We refer to these common shares of ours as the “unsecured claimant shares.” As of December 1, 2004, the number of unsecured claimants’ shares was 134,019.

Back to Index

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

     We have agreed to indemnify, defend and hold harmless NCI and its affiliates, and each of its directors, officers and employees, from and against all liabilities relating to, arising out of or resulting from, generally, any liabilities of the eldercare businesses and the operation of the eldercare businesses at any time before or after the spin-off, any breach by us or our affiliates of the separation and distribution agreement or any of the ancillary agreements entered into in connection therewith, one-half of any liabilities arising out of NCI’s 2001 joint plan of reorganization (other than certain liabilities specifically allocated in the separation and distribution agreement), and specified disclosure liabilities. See Item 3 — “Legal Proceedings.”

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

     Tax Sharing Agreement

     For periods prior to the spin-off, we are included in NCI’s U.S. federal consolidated income tax group. Our tax liability thus is included in NCI’s and its subsidiaries’ consolidated federal income tax liability and is included with NCI or certain of its subsidiaries in consolidated, combined or unitary income tax groups for state and local tax purposes.

     NCI will prepare and file the federal consolidated return, and any combined, consolidated or unitary tax returns that include both NCI or one of its subsidiaries and us or one of our subsidiaries and will be responsible for all income taxes and other taxes with respect to such returns. We will prepare and file any tax return required to be filed by us or any of our subsidiaries that does not include NCI or any entity that will be its subsidiary after the spin-off and will be responsible for all income taxes or other taxes with respect to any such tax return. In general, NCI will be responsible for any increase (and will receive the benefit of any decrease) in the income tax of any entity that is or was reflected on a tax return filed by NCI, and it will control all audits and administrative matters relating to such tax returns.

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

Back to Index

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

     Tidewater Membership Agreement

     The Tidewater membership agreement, referred to as the “Tidewater agreement,” provides group purchasing and shared service programs to skilled nursing facilities and assisted living facilities operated by us. Under the Tidewater agreement, we engaged Tidewater, NCI’s wholly owned group purchasing subsidiary, as an independent group purchasing organization, and Tidewater will grant to us access to its vendor contracts. The initial term of the Tidewater agreement is ten years. We will not make any payments to NCI under the Tidewater agreement. Instead, Tidewater will receive administrative fees from various suppliers. Such fees are based on a percentage of the volume of purchases made by all of Tidewater’s members, including us. We will remain directly responsible to vendors for purchases through the Tidewater agreement. The Tidewater agreement will obligate us to purchase certain minimum amounts; however, we may be a member of other group purchasing organizations. We may earn financial incentives, such as fee sharing, for meeting certain purchasing volumes under the Tidewater agreement.

     Employee Benefits Agreement

     We and NCI entered into an employee benefits agreement which provides for certain employee compensation, benefit and labor-related matters. In general, after the spin-off, we and NCI are responsible for all obligations and liabilities relating to our respective current and former employees and their dependents and beneficiaries. As of the date of the spin-off, and except with respect to health and welfare plans and flexible benefit plans as set forth below, we ceased participation in any benefit plan or trust under any such plan sponsored or maintained by NCI, and NCI ceased participation in any benefit plan or trust under any such plan sponsored or maintained by us. With respect to employees who are transferred to or from us or NCI, both parties will mutually recognize and credit service with the other employer.

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

     Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services

     We and NCI’s subsidiary, NeighborCare Pharmacy Services, Inc., or NCPS, entered into a master agreement for pharmacy, pharmacy consulting and related products and services, referred to as the “pharmacy services agreement.” The agreement has an initial term of ten years, plus a renewal term of five years if NCPS matches third-party bids for comparable services. The pharmacy services agreement provides the terms and conditions on which NCPS and its affiliates provides pharmacy, pharmacy consulting and medical supply products and services to all long-term care facilities owned or leased by us and our affiliates.

Back to Index

     Each of our eldercare facilities entered into an individual services agreement with NCPS that reflects the terms of the pharmacy services agreement. The individual services agreements govern the terms under which pharmacy, pharmacy consulting and medical supply products and services will be provided to each eldercare facility by NCPS.

     Pricing under the pharmacy services agreement is at pre-negotiated prices or formulas consistent with market pricing for the applicable services and are set forth in the individual service agreements. NCPS has the right to adjust prices, other than those that are determined by formula, not more than once per year to account for increases in its costs in providing the services (including inflation). We are eligible for a pricing reduction at specified percentages for certain specified products and services if and so long as the aggregate number of skilled nursing facility beds served by NCPS increases to specified targets over a baseline amount. In addition, we and NCPS will negotiate in good faith to enter into arrangements whereby we will contract directly with certain manufacturers of enteral nutrition products, durable medical equipment and other non-pharmaceutical products historically purchased from NCPS to receive “end user pricing,” and NCPS will distribute enteral nutrition products and durable medical equipment to our facilities for a fee priced at the fair market value of such distribution services. After five years, pricing may be reset depending upon NCPS’s pricing to its other customers of similar size. Moreover, we and NCI will negotiate in good faith to amend the pharmacy services agreement and the individual services agreements in the event of (and in a manner consistent with) a modification of any applicable law or regulation, or interpretation thereof, that has the effect of prohibiting or restricting the terms of the pharmacy services agreement. The pharmacy services agreement further provides that if “average wholesale price” or other descriptors of pricing in the agreement or any service agreement are no longer reasonably commercially available to be utilized to determine pharmacy pricing, we and NCI will re-negotiate the specific pricing applicable to the services provided to a substantially equivalent amount.

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

     We may terminate the pharmacy services agreement with respect to any facility in connection with a sale of the facility to a third party or the closing of the facility so long as we use our best efforts to persuade the buyer or successor of the facility, if any, to assume the applicable service agreement. This right is limited to five facilities through the first year, 10 facilities through the second year, 20 facilities through the third year, and a maximum of 30 facilities over the 10-year term of the pharmacy services agreement. If the pharmacy services agreement or any individual service agreement is terminated by us, then NCPS will be entitled to recover a specified amount per facility based on the remaining number of months in the term. Both we and NCPS will indemnify the other against all claims, losses and liabilities arising out of the acts or omissions of the other party in connection with the pharmacy services agreement. The pharmacy services agreement provides that we will not compete with NCPS or solicit NCPS’s employees or customers until 2015 or, if later, two years following termination of the pharmacy services agreement.

     Pharmacy Benefit Management (CareCard) Agreement

     We and NCI’s subsidiary, CareCard, Inc., entered into a pharmacy benefit management agreement, referred to as the “CareCard agreement.” The CareCard agreement sets forth the agreements between us and CareCard relating to the provision of services to us by NCI’s “CareCard” business. The term of the CareCard agreement, as amended, expires on December 31, 2007. Under the CareCard agreement, CareCard provides pharmacy benefit management services to us and access to retail and mail pharmacy services. We agreed to enroll all of our employees participating in our self-insured health plan in the CareCard program. The CareCard agreement may be assigned by either party upon receipt of the written consent of the other (which consent may not be unreasonably withheld, conditioned or delayed), but CareCard may assign its interest without our consent to a provider whose service and/or quality levels are at least similar to those currently provided by CareCard.

Back to Index

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

ElderTrust/Ventas Transactions

     On August 13, 2003, we acquired the remaining ownership interest in an unconsolidated joint-venture partnership that operates four skilled nursing facilities with 600 skilled nursing and 125 assisted living beds. Each of the four eldercare centers had been leased to the partnership from ElderTrust, a real estate investment trust from which we leased or subleased 18 of our eldercare facilities and eight of our managed and jointly owned facilities. We purchased our joint venture partner’s interest in the unconsolidated partnership for $3.1 million and subsequently purchased one of the four eldercare properties from ElderTrust for $2.6 million. Additionally, we paid ElderTrust $2.5 million to reduce the annual cash basis and accrual basis lease expense of one of the three remaining leased facilities by $0.4 million and $0.2 million, respectively. The lease terms of the three facilities that continue to be leased from ElderTrust were extended from 2010 to 2015.

     On September 11, 2003, we entered into additional agreements with ElderTrust; the principal terms were as follows:

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

Back to Index

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

     Since our adoption of SFAS 144, we have classified several businesses as held for sale or closed. An increasing trend in malpractice litigation claims, rising costs of eldercare malpractice litigation, losses associated with these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. These problems are particularly acute in the State of Florida where, because of higher claim amounts, general liability and professional liability costs have become increasingly expensive. This increase in insurance costs prompted us to sell our otherwise profitable operations in the State of Florida during fiscal 2003. Since our inception, we have continued to develop our eldercare network in concentrated geographic markets in the eastern United States. The geographic location of our eldercare centers in the States of Illinois and Wisconsin relative to our strategic geographic markets, combined with the operating performance of those centers, prompted us to identify those assets as held for sale during fiscal 2002. In addition to these assets, since 2002 we have identified 15 eldercare centers in other states, one rehabilitation therapy services clinic, two physician services practices and our ambulance and diagnostics businesses as held for sale or closed due to under-performance.

     Interest expense has been allocated to discontinued operations for all periods presented based on debt expected to be repaid in connection with the sale of the assets. The amount of after-tax interest expense allocated to discontinued operations in fiscal 2004, fiscal 2003 and fiscal 2002 was $0.7 million, $2.7 million, and $4.2 million, respectively.

     We have separately classified $8.8 million and $18.3 million of carrying value associated with our assets held for sale in our consolidated balance sheets at September 30, 2004 and 2003, respectively. Our assets held for sale are classified in the consolidated balance sheets within both current and non-current assets. The current portion of assets held for sale represents those assets for which we have binding agreements of sale. In December 2004, we sold our two remaining Wisconsin based eldercare centers for net cash proceeds of $4.6 million.

     The following table sets forth net revenues and the components of loss from discontinued operations for the years ended September 30, 2004, 2003, and 2002 (in thousands):

	2004	2003	2002

Net revenues	$31,157	$160,586	$256,945

Net operating loss of discontinued businesses	$(5,309)	$(19,358)	$(2,889)
Loss on discontinuation of businesses	(583)	(14,047)	(6,487)
Income tax benefit	2,374	13,775	3,656

Loss from discontinued operations, net of taxes	$(3,518)	$(19,630)	$(5,720)

     The loss on discontinuation of businesses includes the write-down of assets to estimated net realizable value.

Back to Index

Purchase of Joint Venture Interests

     On January 5, 2004, we acquired our joint venture partner’s interest in two skilled nursing facilities in the Commonwealth of Massachusetts which we previously managed. We previously owned a 50% interest in one facility and a 20% interest in the other. Upon completion of the transaction, we own 100% of both facilities and acquired approximately $6.0 million of working capital along with the property and equipment of the two skilled nursing facilities, having a total of 318 beds. The aggregate consideration consisted of $6.0 million in cash and the assumption of debt in the amount of approximately $20.0 million, $12.5 million of which was repaid following completion of the transactions.

Revenue Sources

     We receive revenues from Medicare, Medicaid, private insurance, self-pay residents and other third-party payors. Our rehabilitation therapy services and other service related businesses also receive revenues from long-term care facilities that utilize our services.

     The following table reflects the payor mix of inpatient service revenues for the periods presented, and has been adjusted to exclude discontinued operations:

	Year Ended September 30,

	2004	2003	2002

Medicaid	51%	50%	48%
Medicare	29%	28%	29%
Private pay and other	20%	22%	23%

	100%	100%	100%

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

     On July 30, 2004, CMS published notice of the fiscal year 2005 prospective payment system rates that became effective October 1, 2004. The fiscal year 2005 rules provide for a 2.8% increase in the annual inflation update factor and continue the current payment system with certain payment add-ons that were authorized to compensate for non-therapy ancillaries. While no changes were made to the fiscal year 2005 rules, CMS affirms that its contractor, the Urban Institute, is expected to complete its study of the skilled nursing payment system in an effort to explore both short-term and long-term solutions to its case mix methodology. The study recommendations are expected to be considered as part of the proposed fiscal year 2006 rules, effective October 1, 2005. We refer to the anticipated refinement to the resource utilization group classification system as “RUGs refinement.” Although we are unable to predict with certainty the extent of the impact of RUGs refinement on our operating results, we believe it could result in a significant reduction in our EBITDA.

     The Medicare Modernization Act suspended application of the $1,500 payment caps (therapy caps) on Medicare Part B rehabilitation therapy services through December 31, 2005. The therapy caps in place effective September 1, 2003 imposed payment limits to services provided by independent therapists as well as to those provided by outpatient rehabilitation facilities and other forms of rehabilitation agencies. The suspension did not have retroactive impact upon Medicare beneficiaries who exceeded their caps between September 1, 2003 and December 8, 2003. Extension of the moratorium removes a significant financial threat to our therapy business for the short term. Previously, we estimated that the therapy caps would reduce our annual net revenues by approximately $18.9 million and EBITDA by approximately $4.9 million. The new law also assures at least a positive 1.5% increase in the therapy fee schedule through calendar year 2005. No assurances can be made or given that Congress will extend the moratorium on application of the therapy caps beyond calendar year 2005. As mandated by the law, the General Accounting Office is conducting a study of alternatives to the therapy caps.

Back to Index

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

     The plight of state governments has helped to elevate issues related to Medicaid onto the national agenda. In 2003, Congress passed temporary relief to states providing a 2.9% increase in the federal Medicaid Assistance Percentage for five quarters estimated to provide states $10.0 billion in Medicaid relief. That assistance terminated on June 30, 2004. While legislation has been introduced in both the U.S. Senate and U.S. House of Representatives, prospects for Congress extending the temporary assistance are not encouraging. Actions to date on state Medicaid budgets affirm that many states are adjusting downward state Medicaid spending to reflect the loss of the temporary federal assistance. Medicaid funding is set annually. Most states have completed formulating their fiscal year 2005 budgets. To date, detailed rate notices from states for fiscal year 2005 inpatient nursing home services have been in line with our expectations.

     Among the alternative Medicaid funding approaches that states have explored are nursing home provider assessments as tools for leveraging increased Medicaid matching funds. Such initiatives are authorized under the law. Nursing home provider assessments have been implemented in five states where we operate (Massachusetts, West Virginia, Rhode Island, North Carolina and New Hampshire). During June 2004, new state laws were enacted in both New Hampshire and New Jersey amending previously enacted provider assessment laws to address federal approval concerns. Given successful negotiations with CMS, New Hampshire has approved its provider assessment program retroactive to May 1, 2003. In the fourth quarter of fiscal 2004, we recognized $10.7 million of revenue which increased EBITDA by $3.5 million for the New Hampshire provider assessment for the period May 1, 2003 through September 30, 2004. New Jersey has submitted for Federal government approval a revised state plan amendment. Pennsylvania continues to negotiate with the federal government to resolve items in dispute in their provider assessment submission. Given the on-going negotiations between these states and CMS, it is not possible to complete an accurate evaluation of the financial impact of these provider assessment proposals. If enacted, we expect their implementation to have a positive impact on our financial condition and results of operations. Further delays in the federal processing of the pending provider assessment plans in New Jersey and Pennsylvania could adversely impact future nursing home funding in both jurisdictions.

     It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on our business and the business of the customers served by our rehabilitation services business. Accordingly, there can be no assurance that the impact of any future healthcare legislation or regulation will not further adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations are affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Results of Operations

Factors Affecting Comparability of Financial Information

     Our consolidated statements of operations for the twelve months ended September 30, 2003 and 2002 and for the first two months (through November 30, 2003) of the twelve months ended September 30, 2004 have been prepared on a basis which reflects our historical financial statements assuming that the operations of NCI contributed in the spin-off were organized as a separate legal entity which owned certain net assets of NCI.

Back to Index

     The allocation methodology followed in preparing the financial statements prior to the December 1, 2003 spin-off may not necessarily reflect the results of operations, cash flows or financial position of us in the future, or what the results of operations, cash flows or financial position would have been had we been a separate stand-alone public entity for all periods presented.

     Management believes that the consolidated statement of operations for the twelve months ended September 30, 2004 is generally comparable to the consolidated statement of operations for the twelve months ended September 30, 2003 and 2002, with the exception of interest expense and depreciation and amortization expense. This lack of comparability is due to the restructuring of our capital following the spin-off and the related incremental interest costs and amortization of deferred financing fees in connection with our new financing arrangements.

Reasons for Non-GAAP Financial Information

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

Back to Index

     Adjusted EBITDA is presented to exclude certain expenses and gains related to one-time transactional events or settlements. Specifically, in fiscal 2003 we excluded a net gain recognized in connection with the early extinguishment of a mortgage debt. In fiscal 2002, we excluded debt restructuring and reorganization costs related to our subsidiaries’ Chapter 11 bankruptcy proceedings.

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

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Year ended September 30,

(in thousands)	2004	2003	2002

Net income	$29,073	$11,888	$37,551
Add back:
Loss from discontinued operations, net of taxes	3,518	19,630	5,720
Equity in net income of unconsolidated affiliates	(2,235)	(794)	(1,196)
Minority interests	462	307	242
Income tax expense	21,360	12,556	27,054
Interest expense	26,985	17,014	16,526
Depreciation and amortization expense	46,398	38,969	36,513

EBITDA	$125,561	$99,570	$122,410
Gain on early extinguishment of debt (1)	—	(1,123)	—
Debt restructuring and reorganization costs (2)	—	—	3,175

Adjusted EBITDA	$125,561	$98,447	$125,585

(1)	The gain on early extinguishment of debt is the result of a negotiated discount on a mortgage loan liquidated by us at the request of the mortgage lender. We excluded this gain on early extinguishment of debt from the calculation of Adjusted EBITDA because management does not view such a gain as likely to occur in the foreseeable future, nor have we encountered a similar transaction in recent years. While we often may be interested in extinguishing certain of our mortgage loans by refinancing such loans with senior credit facility borrowings at more favorable rates of interest, because most of these mortgage loans require expensive prepayment penalties, it often is not economically feasible for us to do so. To have a mortgage lender approach us to extinguish mortgage debt so that we are able to negotiate favorable extinguishment terms is deemed by management to be an unusual event that is reasonably unlikely to occur within the next two years.

(2)	The debt restructuring and reorganization costs represents expense specific to our subsidiaries’ Chapter 11 bankruptcy proceedings. Prior to 2000, our subsidiaries were not involved in a Chapter 11 proceeding, and the Chapter 11 bankruptcy proceedings are deemed by management to be an unusual event that is reasonably unlikely to occur within the next two years.

Fiscal 2004 Compared to Fiscal 2003

     Fiscal 2004 revenues were $1,529.9 million, an increase of $143.4 million, or 10.3%, over the prior year. Of this growth, inpatient services revenue increased by $148.9 million, external rehabilitation therapy services revenue grew $0.5 million and other businesses revenue declined $6.0 million.

Back to Index

     The $148.9 million of revenue growth in our inpatient services segment is primarily attributed to increased payor rates and acquisitions. Of the total increase in inpatient services revenue, $57.0 million is due to step acquisitions of eight eldercare centers, which we previously managed. We purchased our joint venture partners’ ownership interests in these eight centers and now own 100% of the operations. As a result, the revenues and expenses of these centers are included in more periods in our current fiscal year results than in the prior fiscal year. The balance of the increase in inpatient services revenue is primarily due to increased average rates per patient day. Our average rate per patient day in the current fiscal year was $202 compared to $189 for the prior year. This increase in the average rate per patient day is principally driven by increased average Medicaid rates ($160 in 2004 versus $148 in 2003) and Medicare rates per patient day ($350 in 2004 versus $314 in 2003). Of the $56.0 million of Medicaid rate increases, $10.7 million resulted from the first-time recognition of provider assessment revenue for our New Hampshire centers. The 11.5% increase in our Medicare rate per patient day is attributed to the October 1, 2003 upward Medicare rate adjustments of 6.26% and higher Medicare patient acuity. Total patient days increased 301,370 to 6,748,426 in the current year compared to 6,447,056 in the prior year. Of this increase, 304,436 patient days are attributed to the step acquisition of eight eldercare centers discussed above, and 17,663 are attributed to the current year having one additional calendar day due to a leap year. The remaining decline of 20,729 patient days is attributed to a decline in the occupancy of our same facility centers which were included in both reporting periods. Our overall occupancy was stable at 90.8% in 2004 compared to 90.9% in 2003.

     External rehabilitation therapy services revenue increased by $0.5 million, or 0.4%. Rehabilitation revenue increases of $16.7 million from newly signed contracts and $13.5 million from increased sales volume from existing customer contracts were partially offset by $27.7 million of lost business and $2.0 million of decreases in rates charged to existing external customers.

     Management’s decision to curtail the operations of our hospitality services business led to a $4.3 million decline in other business revenue, with the $1.7 million balance of the decline in other business revenue primarily resulting from reduced management fee revenue due to the step acquisitions of the eight previously managed properties discussed above.

     Fiscal 2004 net income increased to $29.1 million from $11.9 million in the same period in the prior year. Revenue increases of $143.4 million, as discussed above, were partially offset by $91.4 million of increased salaries, wages and benefits and $22.7 million of increased other operating expenses. Of the $91.4 million of increased salaries, wages and benefits, $30.3 million is attributed to the step acquisition of the eight eldercare centers, approximately $10.0 million is attributed to the replacement of higher cost temporary agency nurses with internally employed nurses, with the balance of the increase due to both normal inflationary growth in wage and benefits in our inpatient services segment and disproportionate growth in wage and benefit costs of our rehabilitation therapy services segment. Of the $22.7 million of increased other operating expenses, $17.1 million is attributed to the step acquisition of the eight eldercare centers and $6.3 million is attributed to recognition of New Hampshire provider assessment taxes. These increases were offset by approximately $12.1 million of reduced costs attributed to the replacement of higher cost temporary agency nurses with internally employed nurses. The balance of the increase in other operating expenses of approximately $11.4 million is largely attributed to normal inflationary increases in cost. Net income was further reduced from increases in lease expense, interest expense, depreciation and amortization expense and loss (gain) on early extinguishment and income tax expense as further discussed below. Net income increased due to lower after-tax losses of discontinued operations and higher earnings of less than 100% owned subsidiaries, each of which is further discussed below.

     For fiscal 2004, Adjusted EBITDA was $125.6 million compared with $98.4 million in same period of the prior year. Increased Adjusted EBITDA in the current fiscal year reflects a $52.0 million increase in the Adjusted EBITDA of our inpatient services segment due to $7.9 million of price reductions extended by our rehabilitation therapy services segment to our inpatient services segment, and $4.6 million due to the step acquisition of eight eldercare centers. The remaining $39.5 million Adjusted EBITDA increase in the inpatient services segment is primarily the result of the previously discussed increase in payor rates and provider assessments, reduced utilization of external nursing agencies and improved pricing for drugs and medical supplies as a result of our post spin-off pricing arrangements, offset by inflationary increases in cost. The inpatient services increase in Adjusted EBITDA was offset by a decrease of $16.8 million in the Adjusted EBITDA of our rehabilitation therapy services segment primarily due to certain contract pricing reductions, including the $7.9 million of price reductions extended to our inpatient services segment, and $8.5 million of higher labor related costs. The increase in rehabilitation therapy labor costs is being driven by high market demand for a limited pool of qualified therapists. Increased loss on early extinguishment of debt in the current year decreased Adjusted EBITDA by $1.7 million. The remaining decrease in Adjusted EBITDA of $6.4 million in fiscal 2004 is principally attributed to increased general and administrative costs driven by inflationary increases in cost and the incremental cost of operating independently of NCI.

Back to Index

     Capital Costs and Other

     Lease expense increased by $0.5 million to $28.4 million in fiscal 2004 from $27.9 million in the prior year period primarily due to the step acquisitions of three eldercare centers subject to leases.

     Depreciation and amortization expense increased $7.4 million to $46.4 million in fiscal 2004 compared to $39.0 million for the same period in the prior year. The increase is principally attributed to incremental amortization of deferred financing fees following the completion of our new financing arrangements and incremental depreciation expense on information systems following the spin-off. Incremental depreciation expense on information systems is due to higher levels of such systems attributed to us from NCI in excess of estimated allocations made in the prior year carve-out financial statements.

     Interest expense increased $10.0 million in fiscal 2004 to $27.0 million, compared to $17.0 million for the same period in the prior year, principally due to increased debt levels above those allocated in the prior year carve-out financial statements resulting from the October 2003 issuance of senior subordinated notes in an aggregate principal amount of $225.0 million and, in December of 2003, our entering into a senior credit facility consisting of a fully drawn $185.0 million term loan.

     The loss on early extinguishment of debt recognized in fiscal 2004 is the result of the early extinguishment of mortgage loans as well as the unscheduled voluntary prepayments of $50.0 million of the term loan component of our senior credit facility and principally consists of the write-off of unamortized deferred financing fees. The gain on early extinguishment of debt recognized in the prior year is the result of a negotiated discount on a mortgage loan liquidated by us at the request of the mortgage lender.

     Loss from discontinued operations, net of taxes, was $3.5 million in fiscal 2004 and $19.6 million for the same period in the prior year. The change is due in part to a $0.4 million (after-tax) write-down of assets classified as discontinued in fiscal 2004 compared to $8.3 million (after-tax) recorded in the prior year period, combined with the relative results of operations of those businesses identified as discontinued operations. The improvement in the operating results of our discontinued businesses is primarily due to our disposition of certain discontinued operations since the prior year, including the sale of our discontinued Florida properties in the third quarter of the prior fiscal year.

     Income tax expense in fiscal 2004 was recorded at an effective tax rate of 39.6%. Income tax expense in fiscal 2003 was offset by the utilization of $4.4 million of tax losses pursuant to the Job Creation and Worker Assistance Act of 2002. Income tax expense in fiscal 2003 was otherwise estimated using an effective tax rate of approximately 39%. The increase in the effective tax rate in the current fiscal year reflects a reduction in employment tax credits due, in large part, to enactment of the Working Families Tax Relief Act on October 4, 2004. Since the law was enacted after our fiscal year end, we could not reflect the benefit of provisions which retroactively extended the credits for wages paid or incurred for eligible new hires in fiscal 2004. Income tax expense includes the provision of taxes on both equity in net income of unconsolidated affiliates and minority interests.

     Operating results of our less than 100% owned subsidiaries in fiscal 2004 improved compared to the same period in the prior year, resulting in a combined increase of $1.3 million in equity in net income of unconsolidated affiliates and minority interests.

Back to Index

Fiscal 2003 Compared to Fiscal 2002

     Fiscal 2003 revenues were $1,386.5 million, an increase of $48.9 million, or 3.7%, over the same period in the prior year. Of this growth, inpatient services revenue increased by $27.8 million, external rehabilitation therapy services revenue grew $32.2 million and other businesses revenue declined $11.1 million.

     The $27.8 million of revenue growth in our inpatient services segment is attributed to a combination of fluctuations in payor rates, occupancy and payor mix, as well as acquisitions. Our average rate per patient day in fiscal 2003 was $189 compared to $185 for the comparable period in the prior year. This overall $21.9 million increase in the average rate per patient day is principally driven by increased average Medicaid rates ($148 in 2003 versus $138 in 2002), offset by a decline in our average Medicare rate per patient day ($314 in 2003 versus $340 in 2002) due to the $24.8 million net impact of the October 1, 2002 skilled nursing facility Medicare cliff. Approximately $10.0 million of the inpatient services revenue increase resulted from the revenues of four eldercare centers acquired in July 2003. Such increases were offset by a decrease in revenue of $6.8 million resulting from an overall decrease in occupancy, partially mitigated by $2.7 million of increased revenues primarily due to a favorable shift in payor mix. The favorable shift in payor mix resulted from Medicare census representing 0.8% more of total census in 2003 than in 2002. Total patient days increased 11,175 to 6,447,056 in the current fiscal year compared to 6,435,881 for the same period in the prior year. Of this increase, 59,042 patient days are attributed to the aforementioned four eldercare centers acquired in July 2003, offset by decreased operating census of 47,867 patient days as the result of a decline in overall occupancy at our same facility centers, which were included in both reporting periods. Our occupancy was 90.9% and 91.7% in fiscals 2003 and 2002, respectively.

     The $32.2 million increase in our external rehabilitation therapy services revenue is attributed to the net addition of 85 new contracts, which contributed an additional $21.3 million of revenues with the remaining $10.9 million of revenue growth attributed to increased sales volume with existing customers.

     Management’s decision to curtail the operations of our hospitality services business led to a $7.1 million decline in other business revenue, with the balance of the decline in other business revenue resulting from reduced revenue in our other non-core business lines.

     In fiscal 2003, net income declined $25.7 million to $11.9 million from $37.6 million in the same period in the prior year. Of this decline, $13.9 million is attributed to the after-tax losses of discontinued operations further discussed below, $24.8 million is attributed to the impact of reduced Medicare reimbursement due to the skilled nursing facility Medicare cliff, and $2.4 million is attributed to increased depreciation and amortization expense further discussed below. These events, which had a negative impact on net income, were offset by reduced utilization of higher cost nursing agencies used to supplement our employed labor, higher reimbursement rates from non-Medicare payor sources, a $3.2 million reduction in debt restructuring and reorganization costs further discussed below and reduced income tax expense as a result of our overall lower profitability and the recognition of $4.4 million in tax credits in the current fiscal year due to a change in U.S. tax law.

     In fiscal 2003, Adjusted EBITDA was $98.4 million compared with $125.6 million in the prior year. Reduced Adjusted EBITDA in fiscal 2003 reflects the $24.8 million negative impact of the skilled nursing facility Medicare cliff, $2.0 million of increased general and administrative costs, offset by $2.5 million of EBITDA growth generated by our rehabilitation therapy services business. The increase in general and administrative cost increases is attributed to adverse claims development in our self-insured general and professional liability and workers’ compensation programs, offset by reduced corporate overhead costs as a result of a reduction in force.

Capital Costs and Other

     Depreciation and amortization expense increased $2.5 million to $39.0 million in fiscal 2003 compared to $36.5 million for the same period in the prior year. The increase is attributed to incremental depreciation expense on capital expenditures made since the prior year in excess of fixed asset retirements, as well as incremental amortization on certain identifiable intangible assets acquired in fiscal 2003 in connection with the purchase of a rehabilitation therapy services business.

Back to Index

     Interest expense was relatively unchanged with a $0.5 million, or 3.0%, increase in fiscal 2003 to $17.0 million, compared to $16.5 million for the same period in the prior year, principally due to a higher weighted average borrowing rate resulting from the incremental costs of derivative financial instruments entered into in the fourth quarter of fiscal 2002, offset by reduced interest as a result of having lower levels of indebtedness in fiscal 2003.

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

     Income tax expense in fiscal 2003 and fiscal 2002 is estimated using an effective tax rate of 39%, offset by the utilization of tax losses of $4.4 million realized in fiscal 2003 pursuant to the Job Creation and Worker Assistance Act of 2002.

     Loss from discontinued operations, net of taxes, was $19.6 million in fiscal 2003 and $5.7 million in the prior fiscal year. The change is due in part to an $8.3 million (after-tax) write-down of assets classified as discontinued in fiscal 2003 compared to $4.0 million (after-tax) recorded in the prior fiscal year, combined with the relative results of operations of those businesses identified as discontinued operations. The deterioration in the operating results of our discontinued businesses is attributed to the impact of the skilled nursing facility Medicare cliff on such operations and adverse self-insured professional liability claims development associated with our discontinued Florida properties. See “— Certain Transactions and Events — Assets Held For Sale and Discontinued Operations.”

Liquidity and Capital Resources

Working Capital and Cash Flows

     Reference to our consolidated balance sheets and consolidated statements of cash flows will facilitate understanding of the discussion that follows.

     Our operating cash flow has been used to finance trade accounts receivable, fund capital expenditures, service our indebtedness and make selective acquisitions. Financing trade accounts receivable is necessary because, on average, the customers and payors for our services do not pay us as quickly as we pay our vendors and employees for their services. Our cash flow from operations for fiscal 2004 and 2003 were $148.4 million and $68.7 million, respectively. The $79.7 million improvement in cash flow from operations realized in fiscal 2004 versus fiscal 2003 primarily resulted from $14.6 million in additional cash flow from accelerated collection of accounts receivable and $25.6 million in additional cash flow resulting from the timing of payments to vendors and employees. The remaining $39.5 million improvement in operating cash flow primarily resulted from growth in operations.

     Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in computer hardware and software. For the foreseeable future, we expect to incur capital expenditure costs at levels significantly above the $31.2 million incurred in fiscal 2004 as we intend to increase our investment in both physical plant and information systems. For fiscal 2005, capital expenditures are anticipated to be within the range of $50.0 million to $60.0 million.

     Following the spin-off, we are highly leveraged and, consequently, a significant portion of our operating cash flow is being used to meet our debt service requirements including payments that will be required under the excess cash flow recapture requirements of our senior credit facility. See “— New Financing Arrangements” below. At the end of each fiscal year, we are required to prepare an excess cash flow calculation as defined in the senior credit agreement. Of the amount determined as excess cash flow, a percentage is to be paid to our senior lenders in the form of a mandatory payment no later than January 15 of each year. Certain of the participating lenders have chosen not to require us to make the mandatory payment. In November 2004, we paid approximately $14.0 million under the mandatory payment provisions to those participating lenders that did require such payment.

Back to Index

     Cash from net investing transactions for fiscal 2004 was a net use of cash of $69.7 million, attributed to $31.2 million of capital expenditures and a use of cash of $48.6 million primarily related to the ElderTrust/Ventas transactions. Also in fiscal 2004, we received cash proceeds of $18.0 million from the sale of three eldercare centers located in the state of Wisconsin, the sale of two eldercare centers located in Pennsylvania and Virginia, and the sale of our diagnostics business.

     Cash from net financing activities for fiscal 2004 was a net source of cash of $38.6 million, attributed to $400.7 million of net proceeds from our new financing arrangements, offset by the use of $218.5 million to repay indebtedness of NCI, $33.4 million to repay mortgage and bond debt of eight eldercare centers, $50.0 million in voluntary prepayments of the term loan portion of our senior credit facility, $4.7 million of scheduled principal payments and $55.5 million of cash transferred to NCI in connection with the spin-off.

     We continually evaluate the most efficient use of our capital, including investments in our property and equipment, information systems, potential asset acquisitions or dispositions, purchasing, refinancing, exchanging or retiring certain of our outstanding debt securities to the extent permitted by our existing covenant restrictions. As part of such ongoing evaluation, our Board of Directors has authorized the repurchase of up to $25.0 million of our common stock commencing in December 2004. Share repurchases, if any, may take place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. In addition, in November 2004, we prepaid an 11% fixed rate mortgage having an aggregate principal amount of $11.0 million. We paid the lender a $0.3 million penalty in connection with the prepayment.

     We believe that the net cash provided by our operating activities, supplemented as necessary with cash reserves and borrowings available under our new financing arrangements described below will provide sufficient resources to meet our working capital requirements, debt service and other short-term and long-term liquidity needs, including the mandatory debt repayment under the excess cash flow recapture requirement and discretionary repurchases of our common stock noted above.

     At September 30, 2004, we had restricted investments in marketable securities of $95.0 million, which are held by LHC, our wholly owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. As a result of such restrictions and encumbrances, we and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

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

Back to Index

     On December 1, 2003, we entered into a senior credit facility that provides for a term loan of approximately $185.0 million, which was fully drawn at the consummation of the spin-off, and a revolving credit facility of $75.0 million. As of December 1, 2004, there was $71.5 million of available credit under the revolving credit facility after giving effect to $3.5 million in outstanding letters of credit issued under the revolving credit facility. The term loan has a seven year term and amortizes one percent per year through year six. The revolving credit facility has a five year term. Our senior credit facility includes an excess cash flow recapture requirement that may increase the required principal payments above contractual minimum amounts each year depending on a defined formula in the senior credit agreement. The terms under the senior credit facility were amended as of June 25, 2004 such that the interest rate on the term loan portion of our senior credit facility was reduced to the London Interbank Offered Rate (LIBOR) plus 2.25% (2.75% prior to the amendment) or a base rate plus an applicable margin. In addition to this reduction in applicable margin, the amendment provides for further reduction to LIBOR plus 2.00% if the term loan achieves a rating at or above BB by S&P or at or above Ba2 by Moody’s. The revolving portion of our senior credit facility has a rate of interest of LIBOR plus 2.50% or a base rate plus an applicable margin on any borrowings thereunder, and a commitment fee on the revolving portion of 0.50% on any unused commitment. During fiscal 2004, we voluntarily prepaid $50.0 million of the term loan portion of the senior credit facility.

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

     Under the terms of our senior subordinated notes, the notes are not redeemable until after October 15, 2008. We may, however, use the net proceeds from one or more equity offerings to redeem up to 35% of the aggregate principal amount of the notes issued on or before October 15, 2006 at 108% of the principal amount, plus accrued and unpaid interest to the redemption date, subject to the terms of the notes.

Back to Index

Contractual Obligations and Commitments

     We have future obligations for debt repayments and future minimum rentals under operating leases. The obligations as of September 30, 2004 are summarized as follows (in thousands):

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	Thereafter

Long-term debt	$403,071	$27,230	$9,370	$10,252	$356,219
Operating leases	157,522	25,186	41,968	32,962	57,406

	$560,593	$52,416	$51,338	$43,214	$413,625

Off-Balance Sheet Commitments

     In addition to the contractual obligations and commitments described above, we also have contingent obligations related to outstanding lines of credit, letters of credit and guarantees. These commitments as of September 30, 2004 are summarized as follows (in thousands):

	Amount of Commitment Expiration Per Period

Off-Balance Sheet Commitments	Total	Less than 1 year	1-3 years	4-5 years	Thereafter

Lines of credit	$2,109	$—	$—	$—	$2,109
Letters of credit	3,514	2,826	—	—	688
Guarantees	1,687	—	1,687	—	—

	$7,310	$2,826	$1,687	$—	$2,797

     Requests for providing commitments to extend financial guarantees and extend credit are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the need for any reserves for possible credit and guarantee loss.

     We have extended $3.9 million in working capital lines of credit to certain jointly owned and managed companies, of which $2.1 million were unused at September 30, 2004. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

     We have posted $3.5 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on our consolidated balance sheet unless they are probable of being utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

Back to Index

     We are a party to joint venture partnerships whereby our ownership interests are 50% or less of the total capital of the partnerships. We account for these partnerships using the equity method of accounting and, therefore, the assets, liabilities and operating results of these partnerships are not consolidated with ours. The carrying value of our investment in joint venture partnerships is $8.6 million at September 30, 2004. Our share of the income of these partnerships for the years ended September 30, 2004, 2003 and 2002 was $2.2 million, $0.8 million and $1.2 million, respectively. Although we are not contractually obligated to fund operating losses of these partnerships, in certain cases, we have extended credit to such joint venture partnerships in the past and may decide to do so in the future in order to realize economic benefits from our joint venture relationship. Management assesses the creditworthiness of such partnerships in the same manner it does other third-parties. We have provided $1.7 million of financial guarantees related to loan commitments of two jointly owned and managed companies. The guarantees are not recorded as liabilities on our balance sheet unless we are required to perform under the guarantee. Credit risk represents the accounting loss that would be recognized at the reporting date if counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

Other Commitments

     On September 24, 2004, we agreed to purchase in January 2005 our joint venture partner’s interests in a nursing center in the Commonwealth of Massachusetts. We currently manage the operations of the center and consolidate our share of partnership earnings using the equity method of accounting. Upon completion of the transaction, we will consolidate 100% of the partnership’s assets, liabilities and results of operations. We will pay our joint venture partner $0.5 million as consideration for their partnership interest and will pay off approximately $6.0 million of partnership debt in the transaction. The transaction will also serve to terminate $1.4 million of financial guarantees that we had extended to the partnership. At September 30, 2004, the partnership had net property, plant and equipment of $5.1 million. For the year ended September 30, 2004, the partnership generated revenues of $9.8 million, pre-tax expenses of $8.7 million and net income of $0.7 million.

     On March 24, 2004, we notified the lessor of one of our nursing centers in the State of New Hampshire that we intend to exercise our option to purchase that property. The transaction is anticipated to occur at the end of the current lease term in March 2005. We will pay $4.1 million to purchase the property and make our best efforts to assume approximately $2.0 million of debt in the transaction. Our ability to exercise this option to purchase is contingent upon the lender’s consent for assumption of the debt.

Critical Accounting Policies

     We consider an accounting policy to be critical if it is important to our financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. Our critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. Our senior management has reviewed these critical accounting policies and estimates with our audit committee. We believe that the following represents our critical accounting policies. For a summary of all of our significant accounting policies, including critical accounting policies, see Item 8 — “Financial Statements and Supplementary Data,” under note 2 — “Summary of Significant Accounting Policies.”

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

     We continue to refine our assumptions and methodologies underlying the aging method. We believe the assumptions used in the aging method, coupled with continued improvements in our collection patterns, suggest that our allowance for doubtful accounts is provided for adequately. However, because the assumptions underlying the aging method are based upon historical collection data, there is a risk that our current assumptions are not reflective of more recent collection patterns. Changes in overall collection patterns can be caused by market conditions and/or budgetary constraints of government funded programs such as Medicare and Medicaid. See “Risk Factors — Risk Factors Relating to our Business.” Such changes can adversely impact the collectibility of receivables, but not be addressed in a timely fashion when using the aging method, until updates to our periodic historical collection studies are completed and implemented.

     At least annually, we update our historical collection studies in order to evaluate the propriety of the assumptions underlying the aging method. Any changes to the underlying assumptions are implemented immediately. Changes to these assumptions can have a material impact on our bad debt expense, which is reported in the consolidated statements of operations as a component of other operating expenses.

Back to Index

Loss Reserves For Certain Self-Insured Programs

General and Professional Liability and Workers’ Compensation

     Prior to June 1, 2000, we had first dollar coverage for general and professional liability costs with third party insurers; accordingly, we have no exposure for claims prior to that date. Effective June 1, 2000, we began insuring a substantial portion of our professional liability risks through our wholly owned insurance company, LHC. Specifically, we are responsible for the first dollar of each claim (on a claims-made basis), up to a self-insurance retention limit determined by the individual policies, subject to aggregate limits for each policy year. The self-insured retention limits amount to $19.0 million, $14.0 million and $22.0 million for the policy years ended May 31, 2005, 2004 and 2003, respectively. Any costs above these retention limits are covered by third-party insurance carriers. Since the June 1, 2000 inception of the self-insurance program through September 30, 2004, our cumulative self-insurance retention levels are $80.3 million and our provision for these losses is $60.9 million. Assuming our actual losses were to reach our retention limits in each of the policy years, our additional exposure is approximately $19.4 million which, if incurred, would be recognized as an increase to our other operating expenses in our consolidated statements of operations in the period such exposure became known. In addition, we have provided $3.1 million for the estimated costs of claims incurred but not reported as of September 30, 2004.

     We are self-insured through LHC up to the first $0.5 million per incident for workers’ compensation. All claims above $0.5 million per incident are insured through a third-party insurer. We have annual aggregate self-insured retentions of $56.0 million, $30.4 million and $35.0 million in policy years ended April 30, 2005, 2004 and 2003, respectively. Claims above these aggregate limits are insured through a third-party insurer as of September 30, 2004. Our provision for losses in these policy years is $55.1 million as of September 30, 2004. Our reserve levels are evaluated on a quarterly basis. Any necessary adjustments are recognized as an adjustment to salaries, wages and benefits in our consolidated statements of operations.

     We record outstanding losses and loss expenses for both general and professional liability and workers’ compensation liability based on the estimates of the amount of reported losses together with a provision for losses incurred but not reported, based on the recommendations of an independent actuary, and management’s judgment using our past experience and industry experience. As of September 30, 2004, our estimated range of discounted outstanding losses for these liabilities is $88.9 million to $121.1 million ($72.6 million to $87.9 million net of amounts recoverable from third-party insurance carriers). Our recorded reserves for these liabilities were $75.0 million as of September 30, 2004, net of $17.8 million recoverable from third-party insurance carriers, and are included in self-insurance liability reserves in our consolidated balance sheet. We (through LHC) have restricted investments in marketable securities of $95.0 million at September 30, 2004 which are substantially restricted to securing the outstanding claim losses of LHC.

     General and professional liability and workers’ compensation claims are discounted at a rate of 4.5% in 2004 and 2003, which estimates the present value of funds required to pay losses at a future date. Had we provided losses at undiscounted levels at September 30, 2004 and 2003, the reserve for outstanding losses and loss expenses would have been increased by approximately $10.4 million in 2004 and $11.9 million in 2003.

     We believe that the provision for outstanding losses and loss expenses will be adequate to cover the ultimate cost of losses incurred as of September 30, 2004, but the provision is necessarily an estimate and may ultimately be settled for a significantly greater or lesser amount. It is at least reasonably possible that we will revise our estimates significantly in the near term. Any subsequent differences arising are recorded in the period in which they are determined.

Health Insurance

     We offer employees an option to participate in a self-insured health plan. Health claims under this plan are self-insured with a stop-loss umbrella policy in place to limit maximum potential liability for both individual claims and total claims for a plan year. Health insurance claims are paid as they are submitted to the plan administrator. We maintain an accrual for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims (generally 2-3 months). The liability for the self-insured health plan is recorded in accrued compensation in the consolidated balance sheets.

Back to Index

     We charge our employees a portion of the cost of our self-insured and non self-insured health plans, and we determine this charge at the beginning of each plan year based upon historical and projected medical utilization data, along with projected inflationary increases in medical costs. Any differences between our projections and our actual experience are borne by us. A one percent variance between our projections and the actual medical utilization or inflationary increases in cost would result in a $0.3 million change in our expense, which would be reflected in salaries, wages and benefits in our consolidated statements of operations.

Revenue Recognition / Contractual Allowances

     Within our inpatient services segment, revenue is recognized in the period the related services are rendered. We derive a substantial portion of our inpatient services revenue under Medicaid and Medicare reimbursement systems.

     Within our rehabilitation therapy services segment and ancillary service businesses, we record revenues at the time services or products are provided or delivered to the customer. Upon delivery of services or products, we have no additional performance obligation to the customer. We receive payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), private third-party insurers and long-term care facilities.

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

     We recorded contractual adjustments from continuing operations of $346.8 million, $346.1 million and $315.2 million in fiscal year 2004, 2003 and 2002, respectively.

Long-Lived Asset Impairments

     We account for long-lived assets, other than goodwill with an indefinite useful life, in accordance with the provisions of SFAS 144. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

     With regard to goodwill, we adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142), on September 30, 2001. SFAS 142 provides that goodwill no longer be amortized on a recurring basis but rather is subject to periodic impairment testing. Following the implementation of fresh-start reporting effective September 30, 2001, we do not carry a material amount of goodwill.

Income Taxes

     At September 30, 2004, based on our financial position and ten-month operating results after the spin-off, we believe the net deferred tax assets, except for tax benefits related to net operating loss carryforwards, are more likely than not to be realized. In addition to taxable income limitations, the tax benefits related to net operating loss carryforwards are subject to statutory limitations as well as contractual limitations between us and NCI and, therefore, remain fully reserved. During the year ended September 30, 2004, we utilized $14.0 million in net operating loss carryforwards, and had estimated net operating loss carryforwards remaining of $186.0 million, utilization of which is subject to the aforementioned limitations. The ultimate net operating loss carryforwards available to us will not be determinable until the preparation of NCI’s federal tax return for its fiscal year ended September 30, 2004 is completed.

Back to Index

Other

     We manage the operations of 44 independently and jointly owned eldercare centers and 13 transitional care units. Under a majority of these arrangements, we employ the operational staff of the managed center for ease of benefit administration and billed the related wage and benefit costs on a dollar-for-dollar basis to the owner of the managed property. In this capacity, we operated as an agent on behalf of the managed property owner and are not the primary obligor in the context of a traditional employee/employer relationship. Historically, we have treated these transactions on a “net basis” thereby not reflecting the billed labor and benefit costs as a component of our net revenue or expenses. For the fiscal years 2004, 2003 and 2002, we billed our managed clients $110.4 million, $125.3 million, and $140.5 million, respectively, for such labor related costs.

Seasonality

     Our earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors, which include the timing of Medicaid rate increases and payroll tax obligations, inclement weather, seasonal census cycles, and the number of calendar days in a given quarter.

Impact of Inflation

     The healthcare industry is labor intensive. Wages and other labor costs are especially sensitive to inflation and marketplace labor shortages. We have implemented cost control measures to limit increases in operating costs and expenses but cannot predict our ability to control such operating cost increases in the future. See “Cautionary Statements Regarding Forward-Looking Statements,” “Risk Factors” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Back to Index

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, our operations are exposed to risks associated with fluctuations in interest rates. Although we have not entered into any derivative financial instruments as a stand alone company, we routinely monitor our risks associated with fluctuations in interest rates and consider the use of derivative financial instruments to hedge these exposures. We do not enter into derivative financial instruments for trading or speculative purposes.

     The information below summarizes our market risks associated with debt obligations as of September 30, 2004. The table presents principal cash flows and related interest rates by expected fiscal year of maturity. The variable rates are the average forward rates for the term of each contract.

	Expected Maturity Date

($ in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Fixed rate debt	$2,361	$2,506	$2,694	$4,881	$1,133	$247,206	$260,781	$304,835
Weighted average rate	7.40%	7.46%	7.49%	7.30%	8.28%	8.12%	8.09%

Variable rate debt	$24,869	$2,078	$2,092	$2,110	$2,129	$109,012	$142,290	$142,290
Weighted average rate	4.18%	3.98%	3.97%	3.95%	3.94%	4.06%	4.07%

     The senior credit facility term loan, which represents the vast majority of the variable rate debt weighted average rate presented above, is based upon three month LIBOR (approximately 2.02% at September 30, 2004). See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — New Financing Arrangements.”

     At September 30, 2004, we have $142.3 million of debt subject to variable rates of interest. A one percent change in LIBOR would result in an increase to our interest expense of $1.4 million annually.

     At September 30, 2004, we have $126.1 million of cash and equivalents that are affected by market rates of interest. A one percent change in the rate of interest would result in a change to interest income of $1.3 million annually.

     Our wholly owned subsidiary, Liberty Health Corporation, Ltd., holds restricted investments in marketable securities. Securities that are affected by market rates of interest at September 30, 2004 amounted to $79.5 million. A one percent change in the rate of interest would result in a change to interest income of $0.8 million annually.

Back to Index

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Back to Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Genesis HealthCare Corporation:

We have audited the accompanying consolidated balance sheets of Genesis HealthCare Corporation and subsidiaries (the Company) as of September 30, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis HealthCare Corporation and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
November 22, 2004, except as to note 21,
which is as of December 1, 2004

Back to Index

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND 2003
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2004	September 30, 2003

Assets:
Current assets:
Cash and equivalents, primarily restricted at September 30, 2003	$126,071	$8,791
Current portion of restricted investments in marketable securities	29,887	29,320
Accounts receivable, net of allowances for doubtful accounts of $29,382 and $32,170, at September 30, 2004 and 2003, respectively	164,622	186,570
Prepaid expenses and other current assets	33,526	32,771
Assets held for sale	6,267	7,721

Total current assets	360,373	265,173

Property and equipment, net of accumulated depreciation of $114,162 and $73,109, at September 30, 2004 and 2003, respectively	695,511	673,167
Assets held for sale	2,511	10,624
Restricted investments in marketable securities	65,121	61,271
Other long-term assets	109,934	73,919
Deferred tax assets	1,771	—
Identifiable intangible assets, net of accumulated amortization of $1,006 and $520, at September 30, 2004 and 2003, respectively	1,722	2,242
Goodwill	7,220	2,953

Total assets	$1,244,163	$1,089,349

Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long-term debt	$27,230	$12,039
Accounts payable	34,848	31,478
Accrued expenses	15,966	20,533
Accrued compensation	87,442	69,987
Accrued interest	8,673	2,257
Current portion of self-insurance liability reserves	29,887	29,320
Income taxes payable	3,732	1,863

Total current liabilities	207,778	167,477

Long-term debt	375,841	254,193
Self-insurance liability reserves	62,920	53,143
Other long-term liabilities	28,858	33,975
Commitments and contingencies
Shareholders’ equity:
Common stock – par $0.01, 45,000,000 authorized, 20,011,795 outstanding at September 30, 2004, including 134,019 held in escrow for future delivery	200	—
Additional paid in capital	547,841	—
NCI’s equity in GHC	—	579,460
Retained earnings	20,504	—
Accumulated other comprehensive income	221	1,101

Total shareholders’ equity	568,766	580,561

Total liabilities and shareholders’ equity	$1,244,163	$1,089,349

See accompanying notes to the consolidated financial statements.

Back to Index

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year ended September 30,
	2004	2003	2002

Net revenues	$1,529,892	$1,386,486	$1,337,572
Operating expenses:
Salaries, wages and benefits	942,027	850,610	786,387
Other operating expenses	432,175	409,509	399,355
Loss (gain) on early extinguishment of debt	1,692	(1,123)	—
Lease expense	28,437	27,920	26,245
Depreciation and amortization expense	46,398	38,969	36,513
Interest expense	26,985	17,014	16,526

Income before debt restructuring and reorganization costs, income tax expense, equity in net income of unconsolidated affiliates and minority interests	52,178	43,587	72,546
Debt restructuring and reorganization costs	—	—	3,175

Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	52,178	43,587	69,371
Income tax expense	21,360	12,556	27,054

Income before equity in net income of unconsolidated affiliates and minority interests	30,818	31,031	42,317
Equity in net income of unconsolidated affiliates	2,235	794	1,196
Minority interests	(462)	(307)	(242)

Income from continuing operations	32,591	31,518	43,271
Loss from discontinued operations, net of taxes	(3,518)	(19,630)	(5,720)

Net income	$29,073	$11,888	$37,551

Pro forma per common share data:
Basic:
Income from continuing operations	$1.63
Loss from discontinued operations	(0.18)
Net income	$1.46
Weighted average shares	19,947,177

Diluted:
Income from continuing operations	$1.63
Loss from discontinued operations	(0.18)
Net income	$1.45
Weighted average shares	20,007,503

See accompanying notes to the consolidated financial statements.

Back to Index

GENESIS HEALTHCARE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
(IN THOUSANDS)

	NCI’s equity in GHC	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity	Total comprehensive income

Balance at September 30, 2001	$571,955	$—	$—	$—	$192	$572,147

Comprehensive income
Net income	37,551	—	—	—	—	37,551	$37,551
Net unrealized gain on marketable securities	—	—	—	—	647	647	647

Total comprehensive income							$38,198

Distributions to NCI, net of advances	(7,581)	—	—	—	—	(7,581)

Balance at September 30, 2002	$601,925	$—	$—	$—	$839	$602,764

Comprehensive income
Net income	11,888	—	—	—	—	11,888	$11,888
Net unrealized gain on marketable securities	—	—	—	—	262	262	262

Total comprehensive income							$12,150

Distributions to NCI, net of advances	(34,353)	—	—	—	—	(34,353)

Balance at September 30, 2003	$579,460	$—	$—	$—	$1,101	$580,561

Comprehensive income
Net income prior to the spin-off	8,569	—	—	—	—	8,569	$8,569
Net income subsequent to the spin-off	—	—	—	20,504	—	20,504	20,504
Net unrealized loss on marketable securities	—	—	—	—	(880)	(880)	(880)

Total comprehensive income							$28,193

Issuance of common stock in connection with the spin-off	—	199	(199)	—	—	—
Dividend and distributions to NCI, net of advances	(588,029)	—	538,925	—	—	(49,104)
Utilization of tax benefits under SOP 90-7	—	—	6,593	—	—	6,593
Issuance of common stock under stock option plan and stock incentive plan	—	1	2,522	—	—	2,523

Balance at September 30, 2004	$—	$200	$547,841	$20,504	$221	$568,766

See accompanying notes to the consolidated financial statements.

Back to Index

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
(IN THOUSANDS)

	Year ended September 30,
	2004	2003	2002

Cash flows from operating activities:
Net income	$29,073	$11,888	$37,551
Net charges included in operations not requiring funds:
Non-cash stock compensation	2,211	—	—
Debt restructuring and reorganization costs	—	—	3,175
Loss on impairment of assets and other charges	2,275	12,368	6,364
Depreciation and amortization	46,546	39,626	37,288
Provision for losses on accounts receivable and notes receivable	21,059	21,091	21,483
Equity in net income of unconsolidated affiliates and minority interests	(1,773)	(487)	(954)
Provision (benefit) for deferred taxes	16,202	(1,487)	23,398
Amortization of deferred rents	2,259	(4,660)	(5,575)
Changes in assets and liabilities:
Accounts receivable	4,477	(10,121)	(17,645)
Accounts payable and accrued expenses	29,948	(3,296)	29,124
Other, net	(3,881)	3,750	(1,878)

Total adjustments	119,323	56,784	94,780

Net cash provided by operating activities before debt restructuring and reorganization costs	148,396	68,672	132,331

Cash paid for debt restructuring and reorganization costs	—	—	(30,926)

Net cash provided by operating activities	148,396	68,672	101,405

Cash flows from investing activities:
Capital expenditures	(31,183)	(30,472)	(34,887)
Purchase of restricted marketable securities	(209,769)	(43,948)	(86,077)
Proceeds on maturity or sale of restricted marketable securities	204,472	39,765	52,202
Purchase of eldercare centers and lease amendments	(48,641)	(5,325)	(10,453)
Purchase of rehabilitation services business	—	(5,923)	—
Proceeds from sale of eldercare assets	17,956	55,123	2,955
Other, net	(2,535)	3,684	—

Net cash (used in) provided by investing activities	(69,700)	12,904	(76,260)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	410,000	—	38,000
Repayment of long-term debt	(306,531)	(60,244)	(39,681)
Debt issuance costs	(9,337)	—	—
Net transactions with NCI, prior to the spin-off	(55,548)	(19,961)	(20,643)

Net cash provided by (used in) financing activities	38,584	(80,205)	(22,324)

Net increase in cash and equivalents	$117,280	$1,371	$2,821
Cash and equivalents:
Beginning of period	8,791	7,420	4,599

End of period	$126,071	$8,791	$7,420

Supplemental disclosure of cash flow information:
Interest paid	$19,537	$18,140	$27,568
Taxes paid (principally state income tax)	3,272	—	—

See accompanying notes to the consolidated financial statements.

Back to Index

Genesis HealthCare Corporation
Notes to Consolidated Financial Statements

(1) Organization and Basis of Presentation

Spin-off

     On December 1, 2003, NeighborCare, Inc. (NCI) completed the distribution (the spin-off) of the common stock of Genesis HealthCare Corporation (GHC or the Company). The spin-off was effected by way of a pro-rata tax free distribution of GHC’s common stock to holders of NCI’s common stock on December 1, 2003 at a rate of 0.5 shares of GHC stock for each share of NCI stock owned as of October 15, 2003. NCI received a private letter ruling from the Internal Revenue Service to the effect that, for United States federal income tax purposes, the distribution of GHC’s common stock qualified as tax free for its and NCI’s shareholders, with the exception of cash received for fractional shares. GHC’s common stock began trading publicly on the Nasdaq National Market System on December 2, 2003 under the symbol “GHCI.” Prior to the spin-off, NCI was named Genesis Health Ventures, Inc.

     In connection with the spin-off, NCI and GHC have agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin-off. In addition, NCI and GHC have entered into certain mutually beneficial commercial arrangements. Specifically, NCI and GHC entered into a separation and distribution agreement, a tax sharing agreement, a transition services agreement, a group purchasing agreement, an employee benefits agreement, a pharmacy services agreement, as amended, a pharmacy benefit management agreement, as amended, and a durable medical equipment agreement. In connection with the spin-off, GHC entered into new financing arrangements. See note 9 — “Long-Term Debt.”

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

		Pro forma
	As reported	(Unaudited)

Net revenues	$1,529,892	$1,529,892
Income from continuing operations	32,591	31,412
Diluted earnings per share – from continuing operations	1.63	1.57

Basis of Presentation

     The accompanying financial statements through November 30, 2003 have been prepared on a basis which reflects the historical financial statements of Genesis HealthCare Corporation assuming that the operations of NCI contributed in the spin-off were organized as a separate legal entity, owning certain net assets of NCI. Beginning December 1, 2003, the accompanying consolidated financial statements have been prepared on a basis which reflects the operations of GHC as a stand-alone entity, including the consolidation of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Back to Index

     Historically, NCI provided certain general and administrative services to GHC, including finance, legal, treasury, information systems and human resources. The cost for these services in fiscal 2003 and 2002 was allocated to GHC based upon various allocation percentages dependent upon the type of service provided. For instance, certain costs were allocated based upon GHC’s proportionate share of revenue, labor related costs or other operating expenses; as well as other methods which management believes to be reasonable. These cost allocations were $43.2 million and $47.1 million in fiscal 2003 and 2002, respectively. No such costs were allocated to GHC in fiscal 2004 because the general and administrative service functions were established to operate GHC as an independent organization beginning in October 2003.

     Prior to the spin-off, certain assets and liabilities related to GHC were managed and controlled by NCI on a centralized basis. Such assets and liabilities reflected in the accompanying balance sheet as of September 30, 2003 were allocated to GHC in the manner described in the preceding paragraph for allocating general and administrative service costs. The accompanying consolidated balance sheet as of September 30, 2004 reflects the spin-off of GHC’s net assets from NCI.

     Prior to the spin-off, substantially all of GHC’s cash accounts were linked to NCI’s centralized cash management system. Accordingly, substantially all cash generated from or used in GHC’s operations had been transferred to and from NCI. For instance, NCI funded nearly all routine and capital cash disbursements on behalf of GHC. Likewise, on a daily basis, GHC transferred its cash receipts directly to the concentrated bank account of NCI. The net effect of these cash transfers has been reflected in the “NCI’s Equity in GHC” account as shown in the shareholders’ equity section of the balance sheet. Cash and equivalents not specifically owned by legal entities which comprise GHC were not allocated to GHC in the pre spin-off financial statements. The net transactions with NCI as reflected in the statements of cash flows represent pre spin-off cash activities between NCI and GHC as previously described. The advances and distributions to and from NCI as reflected in the statement of shareholders’ equity include the cash activities as reflected in the statements of cash flows as well as certain non-cash adjustments to NCI’s equity in GHC. Such non-cash adjustments to NCI’s equity in GHC principally relate to non-cash income tax provisions. The financing activities between NCI and GHC had been in the form of equity capital advances and there were no formal repayment or interest arrangements. The average balance of NCI’s equity in GHC for the years ended September 30, 2003 and 2002 was $590.7 million and $586.9 million, respectively.

     Investments in unconsolidated affiliated companies, owned 20% to 50% inclusive, are stated at cost of acquisition plus the Company’s equity in undistributed net income (loss) since acquisition. The equity in net income (loss) of these companies is reflected as a component of net income in the consolidated statements of operations.

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the consolidated financial statements for the periods presented include all necessary adjustments for a fair presentation of the financial position and results of operations for the periods presented. Certain prior year amounts have been reclassified to conform with the current period presentation.

Factors Affecting Comparability of Financial Information

     The Company’s statements of operations for the fiscal years ended September 30, 2003 and 2002 and for the first two months (through November 30, 2003) of the fiscal year ended September 30, 2004, along with the balance sheet as of September 30, 2003, have been prepared on a basis which reflects the Company’s historical financial statements assuming that the operations of NCI contributed in the spin-off were organized as a separate legal entity which owned certain net assets of NCI.

     The allocation methodology followed in preparing the financial statements prior to the December 1, 2003 spin-off may not necessarily reflect the results of operations, cash flows or financial position of the Company in the future, or what the results of operations, cash flows or financial position would have been had it been a separate stand-alone public entity for all periods presented.

     The Company believes that the consolidated statement of operations for the fiscal year ended September 30, 2004 is generally comparable to the statements of operations for the fiscal years ended September 30, 2003 and 2002, with the exception of interest expense and depreciation and amortization expense. This lack of comparability is due to the restructuring of GHC’s capital following the spin-off and the related incremental interest costs and amortization of deferred financing fees in connection with its new financing arrangements. The Company believes that the consolidated balance sheet as of September 30, 2004 is generally comparable to the balance sheet as of September 30, 2003 with the exception of cash and equivalents, long-term debt and shareholders’ equity. This lack of comparability is also due to the capitalization of GHC in connection with the spin-off transaction.

Back to Index

Description of Business

     GHC’s business is comprised of two primary business segments, inpatient services and rehabilitation therapy services. These segments are supported by complementary service capabilities and a general and administrative function.

     GHC provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. The Company has 217 owned, leased, managed and jointly owned eldercare centers with 26,914 beds, of which two centers having 404 beds have been identified as held for sale. Revenues of GHC’s owned and leased centers constitute approximately 89% of GHC’s revenues, and are presented in GHC’s segment information as inpatient services revenues. Management fees earned from eldercare centers that are managed and/or jointly owned by GHC are included in all other services’ revenues presented in GHC’s segment information. See note 18 — “Segment Information.”

     GHC provides an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy. These services are provided by approximately 4,300 licensed rehabilitation therapists and assistants employed or contracted at substantially all of the eldercare centers operated by GHC, as well as by contract to healthcare facilities operated by others and through GHC’s 14 certified outpatient rehabilitation agencies. After the elimination of intercompany revenues, the rehabilitation therapy services segment constituted approximately 8% of GHC’s revenues in fiscal 2004.

     GHC also provides an array of other specialty medical services, including respiratory health services, physician services, hospitality services, staffing services and other healthcare related services.

(2)     Summary of Significant Accounting Policies

Revenue Recognition/Contractual Allowances

     Within the Company’s inpatient services segment, revenue and the related receivables are recorded in the accounting records on an accrual basis at the Company’s established billing rates in the period the related services are rendered. The provision for contractual adjustments, which represents the differences between the established billing rates and predetermined rates, is also recorded on an accrual basis and deducted from gross revenue to determine net revenue. The Company recorded contractual allowances from continuing operations of $346.8 million, $346.1 million and $315.2 million in fiscal years 2004, 2003 and 2002, respectively.

     Within the Company’s rehabilitation therapy services business and other ancillary service businesses, the Company records revenues at the time services or products are provided or delivered to the customer. Upon delivery of products or services, the Company has no additional performance obligation to the customer. The Company receives payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), third-party insurers and long-term care facilities.

Cash and Equivalents, Primarily Restricted at September 30, 2003

     Short-term investments that have a maturity of ninety days or less at acquisition are considered cash equivalents. Investments in cash equivalents are carried at cost, which approximates fair value. The Company’s cash balances at September 30, 2003 principally consist of restricted cash. Restricted cash includes cash held in trust on behalf of our eldercare residents and cash that is restricted under certain of our loan agreements, as well as cash held by the Company’s wholly owned captive insurance subsidiary, Liberty Health Corporation, Ltd. (LHC), which is substantially restricted to securing the outstanding claims losses of LHC. The restricted cash balance at September 30, 2004 is $4.1 million.

Back to Index

Restricted Investments in Marketable Securities

     Restricted investments in marketable securities, which are comprised of fixed interest rate securities, equity securities and money market funds are considered to be available for sale and accordingly are reported at fair value with unrealized gains and losses, net of related tax effects, included within accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. Fair values for fixed interest rate securities and equity securities are based on quoted market prices.

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

     Marketable securities are held by LHC and are substantially restricted to securing the outstanding claims losses of LHC.

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

     Management believes the assumptions used in the aging method, coupled with continued improvements in GHC’s collection patterns suggests the allowance for doubtful accounts is adequately provided. However, because the assumptions underlying the aging method are based upon historical collection data, there is a risk that GHC’s current assumptions are not reflective of more recent collection patterns. Changes in overall collection patterns can be caused by market conditions and/or budgetary constraints of government funded programs such as Medicare and Medicaid. Such changes can adversely impact the collectibility of receivables, but not be addressed in a timely fashion when using the aging method, until updates to GHC’s periodic historical collection studies are completed and implemented.

     At least annually, GHC updates its historical collection studies in order to evaluate the propriety of the assumptions underlying the aging method. Any changes to the underlying assumptions are implemented immediately. Changes to these assumptions can have a material impact on the Company’s bad debt expense, which is reported in the consolidated statements of operations as a component of other operating expenses.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation is calculated on the straight-line method over estimated useful lives of 20-35 years for building improvements, land improvements and buildings, and 3-15 years for equipment, furniture and fixtures and information systems. Expenditures for maintenance and repairs necessary to maintain property and equipment in efficient operating condition are charged to operations as incurred. Costs of additions and betterments are capitalized. Interest costs associated with major construction or renovation projects are capitalized in the period in which they are incurred.

Back to Index

     Total depreciation expense from continuing operations for the years ended September 30, 2004, 2003 and 2002 was $43.8 million, $35.2 million and $35.0 million, respectively.

Allowance for Notes Receivable and Revenue Bonds

     GHC classifies its notes receivable balances, net of reserves, in other long-term assets in its consolidated balance sheets. See note 7 — “Other Long-Term Assets.” These long-term receivables represent the net realizable value of GHC’s loans receivable resulting principally from the conversion of trade accounts and consideration received for certain enterprise sales transactions. The notes include varying payment terms, rates of interest and maturity dates based upon circumstances specific to each agreement. At least annually, the Company reviews the collectibility of its notes receivable on an individual basis to determine possible impairments and/or non-accrual status for interest terms. Impairments or write-downs to net realizable value are recorded in the consolidated statements of operations as a component of other operating expenses.

Long-Lived Assets

     The Company accounts for long-lived assets, other than goodwill with an indefinite useful life, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Loss Reserves For Certain Self-Insured Programs

     General and Professional Liability and Workers’ Compensation

     Prior to June 1, 2000, GHC had first dollar coverage for general and professional liability costs with third party insurers; accordingly, it has no exposure for claims prior to that date. Effective June 1, 2000, GHC began insuring a substantial portion of its professional liability risks through LHC. Specifically, it is responsible for the first dollar of each claim (on a claims-made basis), up to a self-insurance retention limit determined by the individual policies, subject to aggregate limits for each policy year. The self-insured retention limits amount to $19.0 million, $14.0 million and $22.0 million for the policy years ended May 31, 2005, 2004 and 2003, respectively. Any costs above these retention limits are covered by third-party insurance carriers. Since the June 1, 2000 inception of the self-insurance program through September 30, 2004, GHC’s cumulative self-insurance retention levels are $80.3 million and its provision for these losses is $60.9 million. Assuming GHC’s actual losses were to reach its retention limits in each of the policy years, its additional exposure is approximately $19.4 million which, if incurred, would be recognized as an increase to its other operating expenses in its consolidated statements of operations in the period such exposure became known. In addition, GHC has provided $3.1 million for the estimated costs of claims incurred but not reported as of September 30, 2004.

     GHC is self-insured through LHC up to the first $0.5 million per incident for workers’ compensation. All claims above $0.5 million per incident are insured through a third-party insurer. GHC has annual aggregate self-insured retentions of $56.0 million, $30.4 million and $35.0 million in policy years ended April 30, 2005, 2004 and 2003, respectively. Claims above these aggregate limits are insured through a third-party insurer as of September 30, 2004. GHC’s provision for losses in these policy years is $55.1 million as of September 30, 2004. GHC’s reserve levels are evaluated on a quarterly basis. Any necessary adjustments are recognized as an adjustment to salaries, wages and benefits in its consolidated statements of operations.

Back to Index

     GHC records outstanding losses and loss expenses for both general and professional liability and workers’ compensation liability based on the estimates of the amount of reported losses together with a provision for losses incurred but not reported, based on the recommendations of an independent actuary, and management’s judgment using its past experience and industry experience. As of September 30, 2004, GHC’s estimated range of discounted outstanding losses for these liabilities is $88.9 million to $121.1 million ($72.6 million to $87.9 million net of amounts recoverable from third-party insurance carriers). GHC recorded reserves for these liabilities were $75.0 million as of September 30, 2004, net of $17.8 million recoverable from third-party insurance carriers, and are included in self-insurance liability reserves in its consolidated balance sheet. GHC (through LHC) has restricted investments in marketable securities of $95.0 million at September 30, 2004 which are substantially restricted to securing the outstanding claim losses of LHC.

     General and professional liability and workers’ compensation claims are discounted at a rate of 4.5% in 2004 and 2003, which estimates the present value of funds required to pay losses at a future date. Had GHC provided losses at undiscounted levels at September 30, 2004 and 2003, the reserve for outstanding losses and loss expenses would have been increased by approximately $10.4 million in 2004 and $11.9 million in 2003.

     GHC believes that the provision for outstanding losses and loss expenses will be adequate to cover the ultimate cost of losses incurred as of September 30, 2004, but the provision is necessarily an estimate and may ultimately be settled for a significantly greater or lesser amount. It is at least reasonably possible that GHC will revise its estimates significantly in the near term. Any subsequent differences arising are recorded in the period in which they are determined.

     Health Insurance

     GHC offers employees an option to participate in a self-insured health plan. Health claims under this plan are self-insured with a stop-loss umbrella policy in place to limit maximum potential liability for both individual claims and total claims for a plan year. Health insurance claims are paid as they are submitted to the plan administrator. GHC maintains an accrual for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims (generally 2-3 months). The liability for the self-insured health plan is recorded in accrued compensation in the consolidated balance sheets.

     GHC charges its employees a portion of the cost of its self-insured and non self-insured health plans, and it determines this charge at the beginning of each plan year based upon historical and projected medical utilization data, along with projected inflationary increases in medical costs. Any differences between GHC’s projections and its actual experience are borne by it. A one percent variance between GHC’s projections and the actual medical utilization or inflationary increases in cost would result in a $0.3 million change in its expense, which would be reflected in salaries, wages and benefits in its consolidated statements of operations.

Income Taxes

     Prior to the spin-off, GHC did not file a separate federal tax return. It was included in the consolidated federal tax return filed by NCI. GHC will file its own federal tax returns for periods subsequent to the spin-off. The first such tax period will comprise the ten months ended September 30, 2004. Under terms of the Tax Sharing Agreement between NCI and GHC, NCI bears responsibility for all consolidated, combined or unitary tax returns through the date of the spin-off.

     The tax provisions reflected in the consolidated statements of operations and the deferred tax and current tax amounts reflected in the consolidated balance sheets have been computed based on GHC's separate company book/tax differences to arrive at GHC's taxable income. GHC's net operating loss (NOL) carryforward represents unutilized taxable losses available for carryforward.

     Current and deferred taxes calculated under the separate company approach to intercorporate tax allocation followed in preparing the consolidated financial statements for pre-spin-off periods may not necessarily reflect the impact of income taxes on the results of operations, cash flows or financial position of GHC in the future.

Back to Index

     For the years ended September 30, 2004, 2003 and 2002, GHC provided $21.4 million, $12.6 million, and $27.1 million, respectively, for income taxes from continuing operations. At September 30, 2004 and 2003, GHC had deferred tax assets in excess of deferred tax liabilities. Because, at September 30, 2003, management believed it was more likely than not that the net deferred tax assets would not be realized, the net deferred tax assets in their entirety remained fully reserved. At September 30, 2004, based on GHC's financial position and ten-month operating results after the spin-off, management believes the net deferred tax assets, except for tax benefits related to net operating loss carryforwards, are more likely than not to be realized. In addition to taxable income limitations, the tax benefits related to net operating loss carryforwards are subject to statutory limitations as well as contractual limitations between NCI and GHC and, therefore, remain fully reserved. During the year ended September 30, 2004, GHC utilized $14.0 million in NOL carryforwards and had NOL carryforwards remaining of $186.0 million, the utilization of which is subject to the aforementioned limitations. The NOL arose in fiscals 2000 and 2001 and has a carryforward period of 20 years. The actual NOL carryforwards available to GHC following the spin-off were significantly less than the NOL carryforwards presented for the purpose of preparing GHC’s carve-out financial statements. The ultimate NOL carryforwards available to GHC will not be determinable until the preparation of NCI's federal tax return for its fiscal year ended September 30, 2004 is completed. Pursuant to the American Institute of Certified Public Accountants Statement of Position No. 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), utilization of deferred tax assets existing at the October 2, 2001 bankruptcy emergence date must be applied first as a reduction of identifiable intangible assets and, then, as an increase to shareholders’ equity. The Company recorded an increase to shareholders’ equity in fiscal 2004 of $6.6 million pursuant to SOP 90-7.

Comprehensive Income

     Pursuant to the adoption of SFAS No. 130, “Reporting Comprehensive Income”, comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investments by and distributions to shareholders. The components of comprehensive income are shown in the consolidated statements of shareholders’ equity. See note 19 — “Comprehensive Income.”

Deferred Lease Balances

     Deferred lease balances carried on the balance sheet represent future differences between lease expense recognized on an accrual basis and the amount of cash disbursed for lease obligations. Deferred lease balances are amortized on a straight-line basis over the lease term and are more fully described in note 10 — “Leases and Lease Commitments.”

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

     Following the spin-off, GHC adopted a stock option plan (the GHC Plan). Prior to the spin-off, GHC’s employees participated in a stock option plan sponsored by NCI (the NCI Plan). In May 2003, a majority of employee stock options under the NCI Plan were tendered in consideration for either cash or an accelerated vesting of restricted stock grants held by certain key executives.

Back to Index

     The following table illustrates the effect on net income (in thousands, except per share data) if the fair-value-based method had been applied to all outstanding and unvested awards in each period. Pro forma compensation expense in fiscals 2003 and 2002 has been allocated to GHC using management’s estimate of the portion of stock option grants made under the NCI Plan to employees that provided services to GHC.

	Year ended September 30,
	2004	2003	2002

Net income as reported	$29,073	$11,888	$37,551
Less: pro forma compensation expense adjustment, net of income taxes	(6,146)	(2,545)	(8,029)

Net income as adjusted	$22,927	$9,343	$29,522

Pro forma per common share data:
Basic:
Net income as reported	$1.46
Net income as adjusted	1.15
Diluted:
Net income as reported	$1.45
Net income as adjusted	1.15

     The fair value of stock options granted in 2004, 2003 and 2002 is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% (2004, 2003 and 2002); expected volatility of 37.11% (2004), 39.18% (2003) and 36.92% (2002); a risk-free return of 4.17% (2004), 2.69% (2003) and 3.80% (2002); and expected lives of 9.4 years (2004), 3.7 years (2003) and 8.1 years (2002).

Reimbursement of Managed Property Labor Costs

     The Company manages the operations of 44 independently and jointly owned eldercare centers and 13 transitional care units. Under a majority of these arrangements, the Company employs the operational staff of the managed center for ease of benefit administration and bills the related wage and benefit costs on a dollar-for-dollar basis to the owner of the managed property. In this capacity, the Company operates as an agent on behalf of the managed property owner and is not the primary obligor in the context of a traditional employee/employer relationship. Historically, the Company has treated these transactions on a “net basis,” thereby not reflecting the billed labor and benefit costs as a component of its net revenue or expenses. For the years ended September 30, 2004, 2003 and 2002 the Company billed its managed clients $110.4 million, $125.3 million, and $140.5 million, respectively for such labor related costs.

Earnings Per Share

     The computation of basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The computation of basic weighted average common shares presented for the fiscal year ended September 30, 2004 assumes that the number of GHC shares distributed by NCI on December 1, 2003 in connection with the spin-off were outstanding on October 1, 2003, and is therefore labeled “pro forma”. The computation of diluted net income per common share is calculated by dividing net income by the sum of the weighted average basic common shares and potentially dilutive securities. Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes that the proceeds from the exercise of all GHC stock options are used to repurchase GHC common stock at the average market price for the period. For the year ended September 30, 2004, GHC’s outstanding stock options yielded 60,326 potentially dilutive securities under the treasury stock method. The computation of potentially dilutive securities for the fiscal year ended September 30, 2004 also assumes the spin-off occurred on October 1, 2003, and therefore the presentation of diluted earnings per share data for the fiscal year ended September 30, 2004 is labeled “pro forma.” Historical earnings per share have not been presented prior to fiscal 2004 as GHC was wholly owned by NCI.

Back to Index

Use of Estimates

     The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Some of the more significant estimates impact accounts receivable, long-lived assets and loss reserves for self-insurance programs. Additionally, the preparation of the financial statements prior to the December 1, 2003 spin-off required an extensive use of estimates to allocate assets, liabilities, revenues and expenses to GHC. Actual results could differ significantly from those estimates. See note 3 — “Certain Significant Risks and Uncertainties.”

Adoption of New Accounting Pronouncements

     In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46). The interpretation was initially effective for the first interim period beginning after June 15, 2003, with early adoption permitted. The Company adopted FIN 46 in the second fiscal quarter of 2003. However, as a result of implementation issues, in December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, (FIN 46R), which was effective as of the end of the first reporting period ending after March 15, 2004, with early adoption permitted.

     FIN 46R addresses consolidation by a business enterprise of variable interest entities. Variable interest entities are defined as corporations, partnerships, trusts, or any other legal structure used for business purposes, and by design, the holders of equity instruments in those entities lack one of the characteristics of a financial controlling interest. FIN 46R changes previous accounting practice by introducing the concept of a “Primary Beneficiary” and requires variable interest entities to be consolidated by the party deemed to be the Primary Beneficiary (i.e., the party that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both). Under previous accounting practice, entities generally were not consolidated unless the entity was controlled through voting interests.

     In connection with the adoption of FIN 46, GHC was determined to be the primary beneficiary of two previously unconsolidated joint venture partnerships. One of the partnerships operated four eldercare centers, and was classified as held for sale prior to its sale in October 2003. The other partnership operates an eldercare center that is managed by GHC.

     As permitted by FIN 46, the Company applied the interpretation prospectively from the date of adoption. Therefore, there was no cumulative effect adjustment or impact on cash flows as a result of the consolidation. The consolidation had the effect of eliminating GHC’s investment in the partnership and recording the joint venture’s assets, liabilities and a corresponding minority interest liability. Upon consolidation, GHC recorded on its consolidated balance sheet approximately $(0.9) million of negative working capital and $2.3 million of net property and equipment. In fiscal 2004, consolidation of the partnership added to GHC’s consolidated results revenue of $5.7 million, $4.7 million of pre tax expenses, $0.2 of minority interest representing GHC’s minority partner’s share of earnings, and net income of $0.4 million.

     The adoption of FIN 46R did not result in any changes to GHC’s conclusions with regard to the consolidation of other potential variable interests. Consequently, the adoption of FIN 46R did not have any impact on the Company’s consolidated financial statements.

Back to Index

(3)     Certain Significant Risks and Uncertainties

Spin-off

     GHC began operations as a stand-alone company on December 1, 2003, and has a new board of directors appointed by NCI. Following the spin-off, GHC has less financial and other resources than the larger pre-spin-off NCI. GHC’s ability to satisfy its obligations and maintain profitability is solely dependent upon the future performance of its operating businesses, and it is not able to rely upon the financial and other resources of those business lines remaining with NCI.

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

     It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on GHC’s business and the business of GHC’s rehabilitation therapy business. Accordingly, there can be no assurance that the impact of any future healthcare legislation or regulation will not further adversely affect GHC’s business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. GHC’s financial condition and results of operations are affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

     GHC’s inpatient services segment earned revenues from the following payor sources for the periods presented:

	Year Ended September 30,

	2004	2003	2002

Medicaid	51%	50%	48%
Medicare	29%	28%	29%
Private pay and other	20%	22%	23%

	100%	100%	100%

(4)     Significant Transactions and Events

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

Back to Index

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

     On September 11, 2003, GHC entered into additional agreements with ElderTrust. The principal terms of the agreements were as follows:

•	GHC agreed to purchase two skilled nursing facilities having 210 skilled nursing beds and 67 assisted living beds, and three assisted living facilities having 257 beds, for $24.8 million. GHC previously leased these properties from ElderTrust at an annual cash basis and accrual basis lease cost of $2.4 million and $1.5 million, respectively. By January 2004, GHC purchased all of the aforementioned facilities;

•	GHC agreed to pay ElderTrust $32.3 million to reduce annual cash basis and accrual basis lease cost associated with nine properties by $6.9 million and $1.2 million, respectively, and acquire options to purchase seven properties currently subleased to GHC by ElderTrust. On October 29, 2003, GHC paid ElderTrust $2.3 million to reduce the rents of two of the nine eldercare facilities, and on November 7, 2003 paid ElderTrust the remaining $30.0 million to reduce the rents of the other seven aforementioned eldercare facilities; and

•	ElderTrust was paid $5.0 million upon consummation of the spin-off in exchange for ElderTrust’s consent to the assignment of all remaining leases and guarantees from NCI to GHC.

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

(5)     Restricted Investments in Marketable Securities

     Marketable securities (classified as available for sale) are held by the Company’s wholly-owned subsidiary, Liberty Health Corporation, Ltd. (LHC), incorporated under the laws of Bermuda. LHC provides various insurance coverages to the Company and to unrelated entities, most of which are managed by the Company.

     The current portion of restricted investments in marketable securities represents an estimate of the level of outstanding losses the Company expects to pay in the succeeding year.

Back to Index

     Marketable securities at September 30, 2004 consist of the following (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Fixed interest securities:
U.S. mortgage backed securities	$25,187	$320	$(27)	$25,480
Corporate bonds	33,934	2	(127)	33,809
Government bonds	20,020	198	(26)	20,192
Money market funds	15,527	—	—	15,527

	$94,668	$520	$(180)	$95,008

Less: Current portion of restricted investments				(29,887)

Long-term restricted investments				$65,121

     Marketable securities at September 30, 2003 consist of the following (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Fixed interest securities:
U.S. mortgage backed securities	$5,475	$677	$—	$6,152
Corporate bonds	9,771	658	—	10,429
Government bonds	1,368	21	(42)	1,347
Term deposits	1,028	—	—	1,028
Equity securities	1,102	380	—	1,482
Money market funds	70,153	—	—	70,153

	$88,897	$1,736	$(42)	$90,591

Less: Current portion of restricted investments				(29,320)

Long-term restricted investments				$61,271

     Maturities of restricted investments yielded proceeds of $3.1 million and $2.4 million for the years ended September 30, 2004 and 2003, respectively. Sales of investments yielded proceeds of $201.4 million and $37.3 million for the years ended September 30, 2004 and 2003, respectively, with associated gross realized gains of $1.3 million and gross realized losses of $0.1 million for the year ended September 30, 2004. The gross unrealized gains and losses in the year ended September 30, 2003 were not significant.

     Fixed interest securities held at September 30, 2004 mature as follows (in thousands):

	Amortized cost	Fair value

Due in one year or less	$14,073	$14,248
Due after 1 year through 5 years	61,741	61,915
Due after 5 years through 10 years	3,327	3,318

	$79,141	$79,481

     Actual maturities may differ from stated maturities because borrowers have the right to call or prepay certain obligations with or without prepayment penalties.

     LHC has issued letters of credit totaling $78.9 million in fiscal 2004 and $87.9 million in fiscal 2003 to its third party administrators and GHC’s excess insurance carriers. Cash and equivalents in the sum of $2.6 million and investments with an amortized cost of $81.4 million and a market value of $81.8 million are pledged as security for these letters of credit as of September 30, 2004.

Back to Index

(6)      Property and Equipment

     Property and equipment at September 30, 2004 and 2003 consist of the following (in thousands):

	2004	2003

Land	$74,082	$69,162
Buildings and improvements	616,694	575,494
Equipment, furniture and fixtures	116,884	97,634
Construction in progress	2,013	3,986

Gross property and equipment	809,673	746,276
Less: accumulated depreciation	(114,162)	(73,109)

Net property and equipment	$695,511	$673,167

(7)      Other Long-Term Assets

     Other long-term assets at September 30, 2004 and 2003 consist of the following (in thousands):

	2004	2003

Notes receivable and revenue bonds, net	$15,099	$16,493
Insurance claims recoverable	17,849	16,051
Deferred financing fees, net	10,592	3,538
Cost report receivables	8,169	2,123
Property deposits and funds held in escrow	16,465	16,002
Advanced rents	19,974	5,044
Assets held in Rabbi Trust	12,760	5,724
Investments in unconsolidated affiliates	8,580	8,388
Other, net	446	556

Other long-term assets	$109,934	$73,919

     Notes receivable and revenue bonds are recorded net of allowances of $30.9 million and $26.1 million at September 30, 2004 and 2003, respectively.

     Deferred financing fees are recorded net of accumulated amortization of $1.6 million and $2.2 million at September 30, 2004 and 2003, respectively.

Back to Index

(8)      Goodwill and Identifiable Intangible Assets

     The change in the carrying value of goodwill for the year ended September 30, 2004 is as follows (in thousands):

2004

Balance at beginning of period	$2,953
Goodwill related to contingent consideration adjustments	487
Goodwill related to current year acquisition	3,780

Balance at end of period	$7,220

     Identifiable intangible assets at September 30, 2004 and 2003 consist of the following (in thousands):

Classification	2004	2003	Estimated Life (Years)

Customer Contracts	$1,605	$1,453	4-5
Non-Competition agreements	1,123	1,309	4-5

Indentifiable intangible assets	2,728	2,762

Accumulated amortization	(1,006)	(520)

Indentifiable intangible assets, net	$1,722	$2,242

     Aggregate amortization expense for identifiable intangible assets for the year ended September 30, 2004 was $0.5 million. Amortization expense for the next four fiscal years is $0.6 million in fiscal 2005, $0.5 million in fiscal 2006, $0.5 million in fiscal 2007 and $0.1 million in fiscal 2008.

(9)      Long-Term Debt

     Long-term debt at September 30, 2004 and 2003, including debt allocated or directly attributed to GHC, consists of the following (in thousands):

	2004	2003

		Total NCI	Allocated to GHC

Allocated debt of NCI	$—	$555,213	$219,945
Senior credit facility – term loan	134,075		—
Senior subordinated notes	225,000		—
Mortgages and other secured debt	43,996		46,287

	403,071		266,232
Less:
Current portion of long-term debt	(27,230)		(12,039)

Long-term debt	$375,841		$254,193

     Senior credit facility. On December 1, 2003, GHC entered into a senior credit facility that provides for a $185.0 million term loan, which was fully drawn at the consummation of the spin-off, and a revolving credit facility of $75.0 million. The term loan has a seven year term and amortizes one percent per year through year six. The revolving credit facility has a five year term. GHC’s senior credit facility includes an excess cash flow recapture requirement that may increase the required principal payments above contractual minimum amounts each year depending on a defined formula in the senior credit agreement. See note 21 — “Subsequent Events.” In fiscal 2004, GHC made two voluntary prepayments of $25.0 million each, once on May 14, 2004 and again on September 20, 2004, for the term loan portion of its senior credit facility.

Back to Index

The interest rate terms under the senior credit facility were amended as of June 25, 2004, such that the interest rate on the term loan portion of GHC’s senior credit facility was reduced to the London Interbank Offered Rate (LIBOR) plus 2.25% (2.75% prior to the amendment) or a base rate plus an applicable margin. The revolving portion of GHC’s senior credit facility has a rate of interest of LIBOR plus 2.50% (3.00% prior to the amendment) or a base rate plus an applicable margin on any borrowings thereunder, and a commitment fee on the revolving portion of 0.50% on any unused commitment.

     Senior subordinated notes. In October 2003, GHC issued 8% senior subordinated notes in an aggregate principal amount of $225.0 million with a term of ten years. In April 2004, GHC filed a registration statement on Form S-4 with the Securities and Exchange Commission in connection with its offer to exchange the unregistered senior subordinated notes issued in October 2003 for registered notes. In July 2004, upon the expiration of the exchange offer, $224.0 million aggregate principal amount of senior subordinated notes registered under the Securities Act of 1933, as amended, were exchanged for the unregistered notes issued in October 2003. The aggregate principal amount of $1.0 million of unregistered notes was not exchanged and remains outstanding. Under the terms of GHC’s senior subordinated notes, the notes are not redeemable until after October 15, 2008. GHC may, however, use the net proceeds from one or more equity offerings to redeem up to 35% of the aggregate principal amount of the notes issued on or before October 15, 2006 at 108% of the principal amount, plus accrued and unpaid interest to the redemption date, subject to the terms of the notes.

     Mortgages and other secured debts. At September 30, 2004 and 2003, GHC had $44.0 million and $46.3 million, respectively, of other secured debt consisting principally of revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development. These loans are secured by the underlying real and personal property of individual eldercare centers and have fixed or variable rates of interest ranging from 1.8% to 11.0%, with a weighted average rate of 7.4% and 9.1% at September 30, 2004 and 2003, respectively.

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

     GHC’s new financing arrangements require it to maintain compliance with certain financial and non-financial covenants, including minimum EBITDAR (earnings before interest expense, income tax, depreciation, amortization and rents), limitations on capital expenditures, maximum leverage ratios, minimum fixed charge coverage ratios and minimum net worth.

Back to Index

     The maturity of total debt of $403.1 million at September 30, 2004 is as follows: $27.2 million in fiscal 2005, $4.6 million in fiscal 2006, $4.8 million in fiscal 2007, $7.0 million in fiscal 2008, $3.3 million in fiscal 2009 and $356.2 million thereafter.

(10)     Leases and Lease Commitments

     The Company leases certain facilities under operating leases. Future minimum payments for the next five years under non-cancelable operating leases at September 30, 2004 are as follows (in thousands):

Year ending September 30,	Minimum Payment

2005	$25,186
2006	21,681
2007	20,287
2008	18,610
2009	14,352
Thereafter	57,406

     For the year ended September 30, 2004, the Company incurred $29.8 million of lease obligation costs. The Company classifies operating lease costs associated with its eldercare centers and corporate office sites as lease expense in the statements of operations, while the operating lease costs of other health service sites are included within other operating expenses.

     Deferred lease balances carried on the consolidated balance sheet represent future differences between accrual basis and cash basis lease costs. Differences between lease expense on an accrual basis and the amount of cash disclosed for lease obligations is caused by:

•	Unfavorable or favorable lease balances established in GHC’s September 30, 2001 adoption of fresh-start reporting which are amortized on a straight-line basis over the lease term; and

•	Advanced rent payments made to leasors in order to reduce future lease payments which are amortized on a straight-line basis over the lease term.

     The net balance of unfavorable/favorable leases and deferred gain on sale lease back at September 30, 2004 of $0.4 million is included in other long-term liabilities on the consolidated balance sheet and will be amortized as a reduction to lease expense over the remaining lease terms, which have a weighted average term of 5.0 years. The balance of advanced rent payments at September 30, 2004 of $20.0 million is included in other long-term assets on the consolidated balance sheet and will be amortized as an increase to lease expense over the remaining lease terms, which have a weighted average term of 5.6 years.

Back to Index

(11)     Income Taxes

     Total income tax expense (benefit) for the years ended September 30, 2004, 2003 and 2002 was as follows (in thousands):

	2004	2003	2002

From continuing operations	$21,360	$12,556	$27,054
From discontinued operations	(2,374)	(13,775)	(3,656)

Total	$18,986	$(1,219)	$23,398

     The components of the provision for income taxes on income from continuing operations for the years ended September 30, 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002

Current:
Federal	$300	$(4,443)	$—
State	2,946	—	—

	3,246	(4,443)	—

Deferred:
Federal	16,836	12,655	22,644
State	1,278	4,344	4,410

	18,114	16,999	27,054

Total	$21,360	$12,556	$27,054

     Total income tax expense for the years ended September 30, 2004, 2003 and 2002 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income from continuing operations before income taxes, equity in net income of unconsolidated affiliates and minority interests as illustrated below (in thousands):

	2004	2003	2002

Computed “expected” tax	$18,262	$15,256	$24,280
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal tax benefits	2,746	2,824	2,867
Targeted jobs tax credit	(560)	(1,090)	(1,301)
Carryback of losses allowed under Job Creation and
Worker Assistance Act of 2002	—	(4,443)	—
Other, net	912	9	1,208

Total income tax expense	$21,360	$12,556	$27,054

Back to Index

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2004 and 2003 are presented below (in thousands):

	2004	2003

Deferred Tax Assets:
Accounts receivable	$23,917	$12,314
Accrued liabilities and reserves	25,820	45,893
Net operating loss carryforwards	77,748	141,500
Net unfavorable leases	3,360	7,448
Other	6,506	10,219

Total deferred tax assets	137,351	217,374

Valuation allowance	(77,748)	(127,573)

Deferred tax assets, net of valuation allowance	59,603	89,801

Deferred Tax Liabilities:
Accrued liabilities and reserves	(1,770)	(11,642)
Depreciation	(56,062)	(78,159)

Total deferred tax liabilities	(57,832)	(89,801)

Net deferred tax assets	1,771	—

     Prior to the spin-off, GHC did not file a separate federal tax return. It was included in the consolidated federal tax return filed by NCI. GHC will file its own federal tax returns for periods subsequent to the spin-off. The first such tax period will comprise the ten months ended September 30, 2004. Under terms of the Tax Sharing Agreement between NCI and GHC, NCI bears responsibility for all consolidated, combined or unitary tax returns through the date of the spin-off.

     The tax provisions reflected in the consolidated statements of operations and the deferred tax and current tax amounts reflected in the consolidated balance sheets have been computed based on GHC's separate company book/tax differences to arrive at GHC's taxable income. GHC's net operating loss (NOL) carryforward represents unutilized taxable losses available for carryforward.

     Current and deferred taxes calculated under the separate company approach to intercorporate tax allocation followed in preparing the consolidated financial statements for pre-spin-off periods may not necessarily reflect the impact of income taxes on the results of operations, cash flows or financial position of GHC in the future.

     For the years ended September 30, 2004, 2003 and 2002, GHC provided $21.4 million, $12.6 million, and $27.1 million, respectively, for income taxes from continuing operations. At September 30, 2004 and 2003, GHC had deferred tax assets in excess of deferred tax liabilities. Because, at September 30, 2003, management believed it was more likely than not that the net deferred tax assets would not be realized, the net deferred tax assets in their entirety remained fully reserved. At September 30, 2004, based on GHC's financial position and ten-month operating results after the spin-off, management believes the net deferred tax assets, except for tax benefits related to net operating loss carryforwards, are more likely than not to be realized. In addition to taxable income limitations, the tax benefits related to net operating loss carryforwards are subject to statutory limitations as well as contractual limitations between NCI and GHC and, therefore, remain fully reserved. During the year ended September 30, 2004, GHC utilized $14.0 million in NOL carryforwards, and had estimated NOL carryforwards remaining of $186.0 million, the utilization of which is subject to the aforementioned limitations. The NOL arose in fiscals 2000 and 2001 and has a carryforward period of 20 years. The actual NOL carryforwards available to GHC following the spin-off were significantly less than the NOL carryforwards presented for the purpose of preparing GHC’s carve-out financial statements. The ultimate NOL carryforwards available to GHC will not be determinable until the preparation of NCI's federal tax return for its fiscal year ended September 30, 2004 is completed. Pursuant to SOP 90-7, utilization of deferred tax assets existing at the October 2, 2001 bankruptcy emergence date must be applied first as a reduction of identifiable intangible assets and, then, as an increase to shareholders’ equity. The Company recorded an increase to shareholders’ equity in fiscal 2004 of $6.6 million pursuant to SOP 90-7.

Back to Index

(12)     Related Party Transactions

     GHC has a continuing relationship with NCI as a result of the agreements it entered into in connection with the spin-off. GHC believes the charges for services under the transition services agreement, the Tidewater agreement and the pharmacy services agreement, as amended, are no less favorable to GHC than those that could have been obtained by negotiating those agreements with an independent third party.

     Certain GHC officers and directors own shares of NCI common stock and options to acquire additional shares of NCI common stock. Additionally, our lead director was an executive officer, and continues to be a director, of NCI at the time GHC entered into the spin-off agreements with NCI. Ownership of NCI common stock, including options to acquire NCI common stock, or dual directorship could create or appear to create conflicts of interest for such directors and officers when faced with decisions that could have disparate implications for GHC.

     Prior to the spin-off, cash collected by GHC in excess of operating needs was transferred to NCI, and GHC’s cash requirements were funded by NCI. NCI provided certain general and administrative services to GHC, including finance, legal, treasury, information systems and human resources. The cost for these services were allocated to GHC based upon various allocation percentages dependent upon the type of service provided. For instance, certain costs were allocated based upon GHC’s proportionate share of revenues, labor related costs or other operating expenses, as well as other methods which management believes to be reasonable. These cost allocations were $43.2 million and $47.1 million in fiscal 2003 and 2002, respectively. Following the spin-off, GHC performed these general and administrative services using its own resources. GHC and NCI have agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin-off.

     NCI provides institutional pharmacy services to GHC. Sales to GHC affiliates totaled $63.8 million, $78.0 million and $100.5 million in fiscal 2004, 2003 and 2002, respectively. Following the spin-off, GHC provided NCI $2.6 million of transitional services, principally consisting of information systems and tax services.

     In October 2003, GHC purchased for $0.2 million the 10% general partnership interest in a partnership which leased four eldercare centers. GHC owned the 90% limited partnership interest in the partnership. The principal of the seller of the general partnership became a director of GHC subsequent to the transaction. Simultaneously with the purchase of the general partnership interest, GHC made a lease termination payment to ElderTrust and sold the leasehold rights to an unrelated third party.

(13)     Shareholders’ Equity

     The Company’s authorized capital stock consists of 50,000,000 shares, including 45,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.01 par value. The Company’s board of directors may from time to time authorize the issuance of one or more classes or series of preferred stock without shareholder approval.

     Common Stock

     Authorized common stock consists of 45,000,000 shares, $0.01 par value, of which 20,011,795 shares were outstanding at September 30, 2004, including 134,019 common shares held in an escrow account for future delivery to former unsecured claimants of NCI and its subsidiaries that were entitled to receive common equity securities under the terms of the 2001 joint plan of reorganization.

     Preferred Stock

     Authorized preferred stock consists of 5,000,000 shares, $0.01 par value, including 1,000,000 shares that have been designated Series A Junior Participating Preferred Shares, none of which are issued or outstanding at September 30, 2004.

Back to Index

     Preferred Share Purchase Rights

     On November 13, 2003, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock, par value $0.01 per share, payable on December 1, 2003 to the shareholders of record on that date.  The Board of Directors declared these rights to protect shareholders from coercive or otherwise unfair takeover tactics. The Rights should not interfere with any merger or other business combination approved by the Board of Directors.

     Each Right will allow its holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock (a “Preferred B Share”) for $75.00, once the Rights become exercisable. This portion of a Preferred Share will give the shareholders approximately the same dividend and liquidation rights as would one share of common stock. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.

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

     NCI’s Equity in GHC

     Prior to the spin-off, substantially all of the Company’s cash accounts were linked to NCI’s centralized cash management system. Accordingly, substantially all cash generated from or used in GHC’s operations was transferred to and from NCI. For instance, NCI funded nearly all routine and capital cash disbursements on behalf of GHC. Likewise, on a daily basis, GHC transferred its cash receipts directly to the concentrated bank account of NCI. The net effect of these cash transfers has been reflected in the “NCI’s Equity in GHC” account as shown in the equity section of the balance sheets. The net transactions with NCI as reflected in GHC’s statements of cash flows represent cash activities between NCI and GHC as previously described. The advances and distributions to and from NCI as reflected in the consolidated statements of shareholders’ equity include the cash activities as reflected in the consolidated statements of cash flows as well as certain non-cash adjustments to NCI’s equity in GHC. Such non-cash adjustments to NCI’s equity in GHC principally relate to non-cash income tax provisions. The financing activities between NCI and GHC were in the form of equity capital advances and there were no formal repayment or interest arrangements. The average balance of NCI’s equity in GHC for the years ended September 30, 2003 and 2002 were $590.7 million and $586.9 million, respectively.

(14)     Stock-Based Benefit Plans

     Stock Option Plans

     GHC has a stock option plan that provides for the grant of incentive stock options and non-qualified stock options for officers, key employees and non-employee directors. A total of 1,500,000 shares of GHC common stock were reserved for issuance under the stock option plan.

	Option Price Per Share	Outstanding	Exercisable	Available for Grant

Balance at September 30, 2003	$—	—	—	—

Authorized	—	—	—	1,500,000
Granted	$21.37 – $25.87	900,000	—	(900,000)
Exercisable	—	—	177,043	—
Exercised	$21.37 – $21.95	(19,237)	(19,237)	—

Balance at September 30, 2004	$—	880,763	157,806	600,000

Back to Index

     Prior to the spin-off, GHC’s employees participated in NCI’s Stock Option Plan. In May 2003, NCI accepted for exchange and cancellation employee stock options to purchase 1,724,000 shares of its common stock, par value $0.02 per share granted pursuant to the NCI Stock Option Plan. The NCI stock options were tendered in May 2003 in consideration for either an accelerated vesting of restricted stock grants held by certain key executives and/or cash.

     Stock Incentive Plan

     GHC has a stock incentive plan that provides for the grant of restricted stock to certain GHC officers and employees. A total of 750,000 shares of GHC common stock were reserved of which 663,650 were granted under the stock incentive plan on December 1, 2003. These shares are scheduled to vest quarterly over a five-year period ending on December 1, 2008. For the year ended September 30, 2004, GHC issued 97,121 shares in connection with the quarterly vesting under the stock incentive plan.

     GHC recognizes compensation expense ratably over each vesting period at $21.95 per vesting share; the market value of GHC’s common stock on the grant date. GHC recorded compensation expense of $2.2 million in fiscal 2004 for the scheduled vesting of the restricted stock grants, which is included in salaries, wages and benefits in the statement of operations.

     In addition, GHC makes annual restricted stock grants of $95,000 worth of shares of its common stock to each of its directors, which vest three years from the date of grant.

(15)     Commitments and Contingencies

Financial Commitments

     Requests for providing commitments to extend financial guarantees and extend credit are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the need for any reserves for possible credit and guarantee loss.

     The Company has extended $3.9 million in working capital lines of credit to certain jointly owned and managed companies, of which $2.1 million was unused at September 30, 2004. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

     The Company has posted $3.5 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on the Company’s consolidated balance sheet unless they are probable of being utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

     The Company is a party to joint venture partnerships whereby its ownership interests are 50% or less of the total capital of the partnerships. The Company accounts for these partnerships using the equity method of accounting and, therefore, the assets, liabilities and operating results of these partnerships are not consolidated with the Company’s. The carrying value of the Company’s investment in joint venture partnerships is $8.6 million and $8.4 million at September 30, 2004 and 2003, respectively. Although the Company is not contractually obligated to fund operating losses of these partnerships, in certain cases it has extended credit to such joint venture partnerships in the past and may decide to do so in the future in order to realize economic benefits from its joint venture relationship. Management assesses the creditworthiness of such partnerships in the same manner it does other third-parties. As of September 30, 2004, the Company has provided $1.7 million of financial guarantees related to loan commitments of two jointly owned and managed companies that are attributed to its operations. The guarantees are not recorded as liabilities on the Company’s consolidated balance sheet unless it is required to perform under the guarantee. Credit risk represents the accounting loss that would be recognized at the reporting date if the counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

Back to Index

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

Back to Index

Other Commitments

     On September 24, 2004, GHC agreed to purchase in January 2005 its joint venture partner’s interests in a nursing center in the Commonwealth of Massachusetts. The Company currently manages the operations of the center and consolidates its share of partnership earnings using the equity method of accounting. Upon completion of the transaction the Company will consolidate 100% of the partnership’s assets, liabilities and results of operations. The Company will pay its joint venture partner $0.5 million as consideration for their partnership interest and will pay off approximately $6.0 million of partnership debt in the transaction. The transaction will also serve to terminate $1.4 million of financial guarantees that the Company has extended to the partnership. At September 30, 2004, the partnership had net property, plant and equipment of $5.1 million. For the year ended September 30, 2004, the partnership generated revenues of $9.8 million, pre-tax expenses of $8.7 million and net income of $0.7 million.

     On March 24, 2004, GHC notified the lessor of one of its nursing centers in the State of New Hampshire that it intends to exercise its option to purchase that property. The transaction is anticipated to occur at the end of the current lease term in March 2005. GHC will pay $4.1 million to purchase the property and make its best efforts to assume approximately $2.0 million of debt in the transaction. The Company’s ability to exercise its option to purchase is contingent upon the lender’s consent for assumption of the debt.

(16)     Fair Value of Financial Instruments

     The carrying amount and fair value of financial instruments at September 30, 2004 and 2003 consist of the following (in thousands):

	2004		2003

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and equivalents (1)	$126,071	$126,071	$8,791	$8,791
Restricted investments in marketable securities	95,008	95,008	90,591	90,591
Accounts receivable, net	164,622	164,622	186,570	186,570
Accounts payable	34,848	34,848	31,478	31,478
Debt	403,071	447,125	266,232	278,970
(1) Primarily restricted at September 30, 2003

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

(17)     Assets Held for Sale and Discontinued Operations

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

Back to Index

     Since GHC’s adoption of SFAS 144, the Company has classified several businesses as held for sale or closed. An increasing trend in malpractice litigation claims, rising costs of eldercare malpractice litigation, losses associated with these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. These problems are particularly acute in the State of Florida where, because of higher claim amounts, general liability and professional liability costs have become increasingly expensive. This increase in insurance costs prompted GHC to sell its otherwise profitable operations in the State of Florida during fiscal 2003. Since GHC’s inception, it has continued to develop its eldercare network in concentrated geographic markets in the eastern United States. The geographic location of GHC’s eldercare centers in the States of Illinois and Wisconsin relative to its strategic geographic markets, combined with the operating performance of those centers, prompted GHC to identify those assets as held for sale during fiscal 2002. In addition to these assets, since fiscal 2002 GHC identified 15 eldercare centers in other states, one rehabilitation therapy services clinic, two physician services practices and its ambulance and diagnostics businesses as held for sale or closed due to under-performance.

     Interest expense has been allocated to discontinued operations for all periods presented based on allocated debt that could be repaid in connection with the sale of the assets. The amount of after-tax interest expense allocated to discontinued operations in fiscal 2004, fiscal 2003 and fiscal 2002 was $0.7 million, $2.7 million, and $4.2 million, respectively.

     GHC has separately classified $8.8 million and $18.3 million of carrying value associated with its assets held for sale in its consolidated balance sheets at September 30, 2004 and 2003, respectively.

     The following table sets forth net revenues and the components of loss from discontinued operations for the years ended September 30, 2004, 2003, and 2002 (in thousands):

	2004	2003	2002

Net revenues	$31,157	$160,586	$256,945

Net operating loss of discontinued businesses	$(5,309)	$(19,358)	$(2,889)
Loss on discontinuation of businesses	(583)	(14,047)	(6,487)
Income tax benefit	2,374	13,775	3,656

Loss from discontinued operations, net of taxes	$(3,518)	$(19,630)	$(5,720)

The loss on discontinuation of businesses includes the write-down of assets to estimated net realizable value.

(18)     Segment Information

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

Back to Index

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

	Year ended September 30,
(in thousands)	2004	2003	2002

Revenues:
Inpatient services – external	$1,365,502	$1,216,557	$1,188,690
Rehabilitation services:
External	120,758	120,306	88,139
Intersegment	76,320	82,215	84,239
All other services:
External	43,632	49,623	60,743
Intersegment	39,128	62,853	86,553
Elimination of intersegment revenues	(115,448)	(145,068)	(170,792)

Total net revenues	1,529,892	1,386,486	1,337,572

EBITDA (1):
Inpatient services	172,591	120,559	140,696
Rehabilitation services	14,193	30,991	28,461
All other services and corporate costs	(59,531)	(53,103)	(43,572)
Debt restructuring and reorganization costs	—	—	(3,175)
(Loss) gain on early extinguishment of debt	(1,692)	1,123	—

Total EBITDA	125,561	99,570	122,410

Capital and other:
Depreciation and amortization expense	(46,398)	(38,969)	(36,513)
Interest expense	(26,985)	(17,014)	(16,526)
Income tax expense	(21,360)	(12,556)	(27,054)
Equity in net income of unconsolidated affiliates	2,235	794	1,196
Minority interests	(462)	(307)	(242)

Income from continuing operations	32,591	31,518	43,271
Loss from discontinued operations, net of taxes	(3,518)	(19,630)	(5,720)

Net income	$29,073	$11,888	$37,551

(1)	EBITDA is defined by GHC as earnings before interest expense, income taxes, depreciation and amortization expense of continuing operations. EBITDA can be calculated through GHC’s consolidated statements of operations by adding back interest expense, income taxes, depreciation and amortization, equity in net income of unconsolidated affiliates and minority interest to GHC’s income from continuing operations.

Back to Index

     Total assets by segment at September 30, 2004 and 2003 were as follows (in thousands):

	2004	2003

Inpatient services	$865,440	$846,361
Rehabilitation therapy services	36,212	39,584
All other	342,511	203,404

Total assets	$1,244,163	$1,089,349

(19)     Comprehensive Income

     The following table sets forth the computation of comprehensive income for the years ended September 30, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Net income	$29,073	$11,888	$37,551
Net unrealized (loss) gain on restricted investments
in marketable securities	(880)	262	647

Total comprehensive income	$28,193	$12,150	$38,198

     The unrealized (loss) gain on restricted marketable securities are net of income tax (benefits) expenses of $(0.5) million, $0.2 million and $0.4 million for the years ended September 30, 2004, 2003 and 2002, respectively.

(20)     Condensed Consolidating and Combining Financial Statements of Genesis HealthCare Corporation and Subsidiaries

     The following condensed consolidating and combining financial statements of GHC and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

     GHC is the borrower under the senior credit facility and the senior subordinated notes described in note 9 — “Long-Term Debt,” and incurs interest expense thereunder. The senior subordinated notes are fully and unconditionally guaranteed on a joint and several basis by certain 100% owned subsidiaries of GHC (Guarantors). Non-guarantor subsidiaries do not guarantee the senior subordinated notes and principally consist of LHC, GHC’s wholly owned insurance captive, and certain separately mortgaged eldercare centers (Non-guarantors). The following financial information for periods prior to the December 1, 2003 spin-off were prepared using the carve-out method of accounting and are therefore labeled “combining” rather than “consolidating”. The following tables present the condensed consolidating and combining financial statements of GHC (Parent), the Guarantors and the Non-guarantors.

Back to Index

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Assets:
Current assets	$127,796	$188,928	$45,139	$(1,490)	$360,373
Property and equipment, net	21,489	657,866	16,156	—	695,511
Other long-term assets	93,319	38,701	69,713	(13,454)	188,279
Investments in subsidiaries	259,220	—	—	(259,220)	—
Intercompany receivables	547,964	—	—	(547,964)	—

Total assets	$1,049,788	$885,495	$131,008	$(822,128)	$1,244,163

Liabilities and shareholders’ equity:
Current liabilities	$93,415	$76,724	$40,290	$(2,651)	$207,778
Intercompany payables	—	520,640	27,324	(547,964)	—
Long-term debt	341,596	26,500	12,188	(4,443)	375,841
Other long-term liabilities	46,011	421	45,346	—	91,778
Shareholders’ equity	568,766	261,210	5,860	(267,070)	568,766

Total liabilities and shareholders' equity	$1,049,788	$885,495	$131,008	$(822,128)	$1,244,163

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED COMBINING BALANCE SHEETS
SEPTEMBER 30, 2003
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Combined

Assets:
Current assets	$10,156	$216,523	$41,009	$(2,515)	$265,173
Property and equipment, net	16,718	649,783	6,666	—	673,167
Other long-term assets	62,717	25,343	71,161	(8,212)	151,009
Investments in subsidiaries	100,011	—	—	(100,011)	—
Intercompany receivables	696,661	—	—	(696,661)	—

Total assets	$886,263	$891,649	$118,836	$(807,399)	$1,089,349

Liabilities and shareholders’ equity:
Current liabilities	$58,500	$67,843	$43,649	$(2,515)	$167,477
Intercompany payables	—	674,221	22,440	(696,661)	—
Long-term debt	209,928	36,450	7,815	—	254,193
Other long-term liabilities	37,274	12,299	37,198	347	87,118
Shareholders’ equity	580,561	100,836	7,734	(108,570)	580,561

Total liabilities and shareholders’ equity	$886,263	$891,649	$118,836	$(807,399)	$1,089,349

Back to Index

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$14,441	$1,600,277	$30,627	$(115,453)	$1,529,892
Equity in net income of subsidiaries	95,622	—	—	(95,622)	—
Operating expenses	94,256	1,367,434	29,504	(115,300)	1,375,894
Lease expense	2,124	26,313	—	—	28,437
Depreciation and amortization expense	7,690	36,203	2,505	—	46,398
Interest expense	23,680	2,627	938	(260)	26,985

Income (loss) before income tax (benefit) expense,
equity in net income of unconsolidated
affiliates and minority interests	(17,687)	167,700	(2,320)	(95,515)	52,178
Income tax (benefit) expense	(43,842)	66,532	(919)	(411)	21,360

Income (loss) before equity in net income of
unconsolidated affiliates and minority interests	26,155	101,168	(1,401)	(95,104)	30,818
Equity in net income of unconsolidated affiliates	2,918	—	—	(683)	2,235
Minority interests	—	—	—	(462)	(462)

Income (loss) from continuing operations	29,073	101,168	(1,401)	(96,249)	32,591
Loss from discontinued operations, net of taxes	—	(3,414)	(104)	—	(3,518)

Net income (loss)	$29,073	$97,754	$(1,505)	$(96,249)	$29,073

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED COMBINING STATEMENTS OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 2003
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Combined

Net revenues	$14,687	$1,506,210	$11,748	$(146,159)	$1,386,486
Equity in net income of subsidiaries	71,136	—	—	(71,136)	—
Operating expenses	92,641	1,300,892	11,622	(146,159)	1,258,996
Lease expense	2,755	25,165	—	—	27,920
Depreciation and amortization expense	2,633	34,193	2,143	—	38,969
Interest expense	13,008	3,334	672	—	17,014

Income (loss) before income tax (benefit) expense,
equity in net (loss) income of unconsolidated
affiliates and minority interests	(25,214)	142,626	(2,689)	(71,136)	43,587
Income tax (benefit) expense	(37,882)	51,486	(1,048)	—	12,556

Income (loss) before equity in net (loss) income of
unconsolidated affiliates and minority interests	12,668	91,140	(1,641)	(71,136)	31,031
Equity in net (loss) income of unconsolidated affiliates	(473)	1,267	—	—	794
Minority interests	(307)	—	—	—	(307)

Income (loss) from continuing operations	11,888	92,407	(1,641)	(71,136)	31,518
Loss from discontinued operations, net of taxes	—	(15,430)	(4,200)	—	(19,630)

Net income (loss)	$11,888	$76,977	$(5,841)	$(71,136)	$11,888

Back to Index

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED COMBINING STATEMENTS OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 2002
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Combined

Net revenues	$20,362	$1,476,756	$11,246	$(170,792)	$1,337,572
Equity in net income of subsidiaries	98,461	—	—	(98,461)	—
Operating expenses	102,798	1,256,840	71	(170,792)	1,188,917
Lease expense	3,106	23,139	—	—	26,245
Depreciation and amortization expense	4,911	29,460	2,142	—	36,513
Interest expense	10,354	5,551	621	—	16,526

Income before income tax (benefit) expense,
equity in net income of unconsolidated
affiliates and minority interests	(2,346)	161,766	8,412	(98,461)	69,371
Income tax (benefit) expense	(38,943)	62,716	3,281	—	27,054

Income before equity in net income of
unconsolidated affiliates and minority interests	36,597	99,050	5,131	(98,461)	42,317
Equity in net income of unconsolidated affiliates	1,196	—	—	—	1,196
Minority interests	(242)	—	—	—	(242)

Income from continuing operations	37,551	99,050	5,131	(98,461)	43,271
Loss from discontinued operations, net of taxes	—	(4,454)	(1,266)	—	(5,720)

Net income	$37,551	$94,596	$3,865	$(98,461)	$37,551

Back to Index

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED SEPTEMBER 30, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Consolidated

Net cash (used in) provided by operating activities	$(85,812)	$231,606	$2,602	$148,396
Net cash (used in) provided by investing activities	(24,755)	(45,126)	181	(69,700)
Net cash provided by (used in) financing activities	231,500	(188,549)	(4,367)	38,584

Net increase (decrease) in cash and equivalents	$120,933	$(2,069)	$(1,584)	$117,280

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED COMBINING STATEMENTS OF CASH FLOWS
YEAR ENDED SEPTEMBER 30, 2003
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Combined

Net cash (used in) provided by operating activities	$(102,254)	$169,478	$1,448	$68,672
Net cash (used in) provided by investing activities	(1,877)	5,605	9,176	12,904
Net cash provided by (used in) financing activities	1,789	(75,298)	(6,696)	(80,205)

Net (decrease) increase in cash and equivalents	$(102,342)	$99,785	$3,928	$1,371

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED COMBINING STATEMENTS OF CASH FLOWS
YEAR ENDED SEPTEMBER 30, 2002
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Combined

Net cash (used in) provided by operating activities	$(142,488)	$215,813	$28,080	$101,405
Net cash (used in) provided by investing activities	(62,339)	28,030	(41,951)	(76,260)
Net cash provided by (used in) financing activities	164,025	(137,570)	(48,779)	(22,324)

Net (decrease) increase in cash and equivalents	$(40,802)	$106,273	$(62,650)	$2,821

Back to Index

(21)     Subsequent Events

Share repurchase

     In November 2004, GHC’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s common stock commencing in December 2004. Share repurchases, if any, may take place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions.

Repayment of long-term debt

     In November 2004, GHC prepaid an $11.0 million, 11% fixed rate mortgage. GHC paid the lender a $0.3 million penalty in connection with the prepayment.

     Also in November 2004, GHC satisfied in full its obligation under the excess cash flow recapture provision of the senior credit facility. GHC determined that it was required to repay $22.8 million as defined in the senior credit agreement no later than January 15, 2005. However, subsequent to September 30, 2004, certain of the participating lenders chose not to require GHC to make the mandatory payment. Consequently, GHC paid $14.0 million to those participating lenders that did require such payment.

Sale of assets

     On December 1, 2004, GHC sold its two remaining eldercare centers based in the State of Wisconsin for net cash proceeds of $4.6 million. These centers are classified as assets held for sale in the consolidated financial statements at and for the year ended September 30, 2004.

(22)     Quarterly Financial Data (Unaudited)

     GHC’s unaudited quarterly financial information is as follows (in thousands, except per share data):

		Income from Continuing		Pro Forma
	Total Net			Net Income Per Share
	Revenue	Operations	Net Income	Basic	Diluted

Quarter ended:
December 31, 2003	$369,395	$7,604	$6,006	$0.30	$0.30
March 31, 2004	381,788	6,355	5,574	0.28	0.28
June 30, 2004	378,251	7,826	6,722	0.34	0.34
September 30, 2004	400,458	10,806	10,771	0.54	0.53

Quarter ended:
December 31, 2002	$337,314	$9,143	$4,689
March 31, 2003	336,773	4,767	8
June 30, 2003	343,254	11,128	5,276
September 30, 2003	369,145	6,480	1,915

Back to Index

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A:	CONTROLS AND PROCEDURES

     As required by Exchange Act Rule 13a-15(b), our management, including our chief executive officer and chief financial officer, conducted an evaluation as of the end of the period covered by this annual report of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

     As required by Exchange Act Rule 13a-15(d), our management, including our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes occurred during the period covered by this report that have materially affected, or which are reasonably likely to affect materially, our Internal Control. Based on that evaluation, there has been no such change during the period presented by this report.

ITEM 9B:	OTHER INFORMATION

     None

Back to Index

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under Item 10 is incorporated herein by reference to our Proxy Statement, which we will file pursuant to Exchange Act Regulation 14A within 120 days after the end of fiscal 2004.

     On June 23, 2004, our board of directors approved and adopted a combined Code of Business Conduct and Ethics (the Code) which satisfies both the requirements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and the NASDAQ Stock Market, Inc. corporate governance rules regarding a company’s code of conduct. The Code combined and replaced our previously separate Code of Ethics for Senior Financial Officers and Code of Business Conduct and applies to all of our directors, officers and employees.

     The Code is available on our website at www.genesishcc.com, or without charge upon written request directed to Investor Relations, Genesis HealthCare Corporation, 101 East State Street, Kennett Square, Pennsylvania 19348.

ITEM 11:	EXECUTIVE COMPENSATION

     The information required under Item 11 is incorporated herein by reference to our Proxy Statement, which we will file pursuant to Exchange Act Regulation 14A within 120 days after the end of fiscal 2004.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required under Item 12 is incorporated herein by reference to our Proxy Statement, which we will file pursuant to Exchange Act Regulation 14A within 120 days after the end of fiscal 2004.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under Item 13 is incorporated herein by reference to our Proxy Statement, which we will file pursuant to Exchange Act Regulation 14A within 120 days after the end of fiscal 2004.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required under Item 14 is incorporated herein by reference to our Proxy Statement, which we will file pursuant to Exchange Act Regulation 14A within 120 days after the end of fiscal 2004.

Back to Index

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following consolidated financial statements of GHC are filed as part of this Form 10-K in Part II Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2004 and 2003
Consolidated Statements of Operations for the years ended September 30, 2004, 2003, and 2002
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2004, 2003, and 2002
Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003, and 2002
Notes to Consolidated Financial Statements

(a)(2)	Schedule

Schedule II — Valuation and Qualifying Accounts for the years ended September 30, 2004, 2003 and 2002. Schedule II is included herein. All other schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(a)(3)	Exhibits

     The following documents are filed as exhibits hereto:

Exhibit Number	Description

2.1(1)	Separation and Distribution Agreement by and between Genesis Health Ventures, Inc. and Genesis HealthCare Corporation, dated as of October 27, 2003. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); Genesis HealthCare Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request).

3.1(2)	Amended and Restated Articles of Incorporation of Genesis HealthCare Corporation.

3.2(2)	Articles of Amendment to Genesis HealthCare Corporation’s Amended and Restated Articles of Incorporation, effective as of December 1, 2003, designating the Company’s Series A Junior Participating Preferred Shares, par value $0.01 per share.

3.3	Amended and Restated Bylaws of Genesis HealthCare Corporation, as amended.

4.1(3)	Form of Genesis HealthCare Corporation Common Stock certificate.

4.2(4)	Rights Agreement, dated as of November 18, 2003, between Genesis HealthCare Corporation and StockTrans, Inc., which includes the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

4.3(5)	Indenture for the 8% Senior Subordinated Notes due 2013 among Genesis HealthCare Corporation, Genesis Health Ventures, Inc., the subsidiary guarantors named therein and The Bank of New York, as trustee, dated as of October 28, 2003.

Back to Index

4.4(2)	Articles of Amendment to Genesis HealthCare Corporation’s Amended and Restated Articles of Incorporation, effective as of December 1, 2003, designating the Company’s Series A Junior Participating Preferred Shares, par value $0.01 per share (included in Exhibit 3.2).

4.5(6)	Supplemental Indenture for the 8% Senior Subordinated Notes due 2013 among Genesis HealthCare Corporation, the subsidiary guarantors named there in and the Bank of New York, as trustee, dated as of January 20, 2004.

10.1(2)	Tax Sharing Agreement by and between Genesis Health Ventures, Inc. and Genesis HealthCare Corporation, dated as of December 1, 2003.

10.2(2)	Transition Services Agreement by and between Genesis Health Ventures, Inc. and Genesis HealthCare Corporation, dated as of December 1, 2003.

10.3(2)	Tidewater Membership Agreement by and between Tidewater Healthcare Shared Services Group, Inc. and Genesis HealthCare Corporation, dated as of December 1, 2003.

10.4(2)+	Employee Benefits Agreement by and between Genesis Health Ventures, Inc. and Genesis HealthCare Corporation, dated as of December 1, 2003.

10.5(2)	Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services by and between NeighborCare Pharmacy Services, Inc. and Genesis HealthCare Corporation, dated as of December 1, 2003.

10.6(2)	Pharmacy Benefit Management Agreement by and between Genesis HealthCare Corporation and CareCard, Inc., dated as of December 1, 2003.

10.7(2)	Master Agreement for Specialty Beds and Oxygen Concentrators by and between Genesis HealthCare Corporation and NeighborCare Pharmacy Services, Inc., dated as of December 1, 2003.

10.8(5)+	Employment Agreement by and between Genesis HealthCare Corporation and George V. Hager, Jr., dated as of November 25, 2003.

10.9(7)+	2003 Stock Option Plan.

10.10(7)+	2003 Stock Incentive Plan.

10.11(3)+	Deferred Compensation Plan.

10.12(7)	Registration Rights Agreement by and among Genesis HealthCare Corporation, Genesis Health Ventures, Inc., the subsidiary guarantors named therein and the initial purchasers named therein, dated as of October 28, 2003, regarding the 8% Senior Subordinated Notes due 2013.

10.13(7)+	First Amended and Restated Letter Agreement between Genesis HealthCare Corporation and Genesis Health Ventures, Inc. and David C. Almquist, dated as of July 15, 2003.

10.14(7)+	First Amended and Restated Letter Agreement between Genesis HealthCare Corporation and Genesis Health Ventures, Inc. and Richard P. Blinn, dated as of July 15, 2003.

10.15(7)+	First Amended and Restated Letter Agreement between Genesis HealthCare Corporation and Genesis Health Ventures, Inc. and James McKeon, dated as of July 15, 2003.

10.16(7)+	First Amended and Restated Letter Agreement between Genesis HealthCare Corporation and Genesis Health Ventures, Inc. and Robert A. Reitz, dated as of July 15, 2003.

Back to Index

10.17(5)+	Employment Agreement by and between Genesis HealthCare Corporation and David C. Almquist dated as of December 1, 2003.

10.18(5)+	Employment Agreement by and between Genesis HealthCare Corporation and Richard P. Blinn dated as of December 1, 2003.

10.19(5)+	Employment Agreement by and between Genesis HealthCare Corporation and James McKeon dated as of December 1, 2003.

10.20(5)+	Employment Agreement by and between Genesis HealthCare Corporation and Robert A. Reitz dated as of December 1, 2003.

10.21(2)	Credit, Security, Guaranty and Pledge Agreement dated as of December 1, 2003 by and among the Company, the guarantors referred to therein, the lenders referred to therein, Wachovia Bank, National Association, as administrative agent, Wachovia Capital Markets LLC, as co-lead arranger and joint bookrunner, Citicorp North America, Inc., as syndication agent, Citigroup Global Markets Inc., as co-lead arranger and joint bookrunner, and General Electric Capital Corporation, as documentation agent (schedules and exhibits are omitted; Genesis HealthCare Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request).

10.22(8)	Amendment No. 1 dated as of May 7, 2004 to Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services.

10.23(9)	Amendment No. 1 dated as of June 25, 2004 to the Credit, Security and Pledge Agreement dated as of December 1, 2003.

10.24(10)	Form of Restricted Stock Agreement.

14.1(11)	Code of Business Conduct and Ethics of Genesis HealthCare Corporation.

21.1	Subsidiaries of Genesis HealthCare Corporation.

23.1	Consent of KPMG LLP.

31.1	Certificate of George V. Hager, Jr., Chief Executive Officer of Genesis HealthCare Corporation, pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of James V. McKeon, Chief Financial Officer of Genesis HealthCare Corporation, pursuant to Exchange Act Rule 13a-14(a).

32.1	Certificate of George V. Hager, Jr., Chief Executive Officer of Genesis HealthCare Corporation, pursuant to 18 U.S.C. Section 1350.

32.2	Certificate of James V. McKeon, Chief Financial Officer of Genesis HealthCare Corporation, pursuant to 18 U.S.C. Section 1350.

+	Management contract or compensatory plan.

(1)	Incorporated by reference to Genesis HealthCare Corporation’s Registration Statement on Form 10 filed on November 14, 2003 (as amended).

(2)	Incorporated by reference to Genesis HealthCare Corporation’s Current Report on Form 8-K filed on December 9, 2003.

Back to Index

(3)	Incorporated by reference to Genesis HealthCare Corporation’s Registration Statement on Form 10 filed on October 10, 2003.

(4)	Incorporated by reference to Genesis HealthCare Corporation’s Registration Statement on Form 8-A filed on November 18, 2003.

(5)	Incorporated by reference to Genesis HealthCare Corporation’s Annual Report on Form 10-K for the annual period ended September 30, 2003 filed on February 4, 2004.

(6)	Incorporated by reference to Genesis HealthCare Corporation’s Registration Statement on Form S-4 filed April 5, 2004 (as amended).

(7)	Incorporated by reference to Genesis HealthCare Corporation’s Registration Statement on Form 10 (as amended) filed on November 6, 2003.

(8)	Incorporated by reference to Genesis HealthCare Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed on May 14, 2004.

(9)	Incorporated by reference to Genesis HealthCare Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 filed on August 11, 2004.

(10)	Incorporated by reference to Genesis HealthCare Corporation’s Current Report on Form 8-K filed on November 22, 2004.

(11)	Incorporated by reference to Genesis HealthCare Corporation’s Current Report on Form 8-K filed on June 30, 2004.

Back to Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Genesis HealthCare Corporation:

Under date of November 22, 2004, except as to note 21, which is as of December 1, 2004, we reported on the consolidated balance sheets of Genesis HealthCare Corporation and subsidiaries (the Company) as of September 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three year period ended September 30, 2004, as contained in the Genesis HealthCare Corporation annual report on Form 10-K for the year ended September 30, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania
November 22, 2004

Back to Index

Schedule II

Genesis HealthCare Corporation
Valuation and Qualifying Accounts
Years Ended September 30, 2004, 2003 and 2002
(in thousands)

Description	Balance at Beginning of Period	Charged to Operations	Deductions (1)	Balance at End of Period

Year Ended September 30, 2004
Allowance for Doubtful Accounts	$32,170	18,670	21,458	$29,382
Year Ended September 30, 2003
Allowance for Doubtful Accounts	$36,566	21,091	25,487	$32,170
Year Ended September 30, 2002
Allowance for Doubtful Accounts	$62,445	21,483	47,362	$36,566

(1)	Represents amounts written off as uncollectible.

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on December 14, 2004 by the undersigned thereunto duly authorized.

Genesis HealthCare Corporation

By:	/s/ James V. McKeon
James V. McKeon
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 14, 2004.

Signature	Capacity

/s/ George V. Hager, Jr.
George V. Hager, Jr.	Chief Executive Officer (principal executive officer) and
Chairman of the Board

/s/ John F. DePodesta
John F. DePodesta	Director

/s/ Robert H. Fish
Robert H. Fish	Director

/s/J. Michael Gallagher
J. Michael Gallagher	Director

/s/ Kevin M. Kelley
Kevin M. Kelley	Director

/s/ Charles W. McQueary
Charles W. McQueary	Director

/s/ Charlene Connolly Quinn
Charlene Connolly Quinn	Director

/s/ Terry Allison Rappuhn
Terry Allison Rappuhn	Director

/s/ James V. McKeon
James V. McKeon	Chief Financial Officer (principal financial officer)

/s/ Thomas DiVittorio
Thomas DiVittorio	Vice President and Corporate Controller (principal accounting officer)