Form 10-Q
period 2004-12-31
GENESIS HEALTHCARE CORP
filed 2005-02-09
CIK 1236736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10–Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 000–50351

GENESIS HEALTHCARE CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	20–0023783
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

101 East State Street
Kennett Square, Pennsylvania	19348
(Address of principal executive offices)	(Zip code)

(610) 444–6350
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

YES    NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b–2 of the Act).

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

APPLICABLE ONLY TO CORPORATE ISSUERS.

     As of February 4, 2005: 20,119,571 shares of the registrant’s common stock were outstanding, including 134,009 shares currently held in escrow to be issued in connection with a joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

Back to Contents

Back to Contents

CAUTIONARY STATEMENT REGARDING FORWARD–LOOKING STATEMENTS

       As used herein, unless the context otherwise requires, all references to “GHC,” “we,” “our,” “us,” and similar terms in this report refer to Genesis HealthCare Corporation together with its subsidiaries. All references to “NCI” in this report refer to NeighborCare, Inc. together with its subsidiaries, formerly known as Genesis Health Ventures, Inc.

       Statements made in this report, and in our other public filings and releases, which are not historical facts, contain “forward–looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward–looking statements may include, but are not limited to:

•	statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our unaudited condensed consolidated financial statements, such as demographic trends and our ability to take advantage of such demographic trends; the expected impact of recently implemented staffing and retention programs; our ability to meet our working capital requirements, debt service, and future cash needs; capital expenditure, debt and lease requirements; our potential extension of credit to our joint venture partners; the expected changes in and effects of government legislation and regulation on our business; the nature, timing and amount of provider tax assessments, including with respect to the Commonwealth of Pennsylvania; estimates in our pro forma financial data and critical accounting policies, including the adequacy of our allowance for doubtful accounts, any anticipated impact of long–lived asset impairments and our ability to provide for outstanding losses and loss expenses for our self–insured programs; the estimated impact of new accounting pronouncements upon adoption; the estimated amount of net operating loss carryforwards available to us;

•	statements contained in “Quantitative and Qualitative Disclosures About Market Risk;” and

•	statements contained in “Legal Proceedings” regarding the effects of litigation.

       The forward–looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that these statements are not guarantees of future performance and that actual results and trends in the future may differ materially.

       Factors that could cause actual results to differ materially include, but are not limited to, the following, certain of which are discussed more fully in our Annual Report on Form 10–K for the fiscal year ended September 30, 2004:

•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid, or the implementation of other measures to reduce the reimbursement for our services;

•	the expiration of enactments providing for additional governmental funding;

•	the impact of federal and state regulations;

•	changes in case mix, payor mix and payment methodologies;

•	competition in our businesses;

•	the capital intensive nature of our inpatient services segment;

•	an increase in insurance costs and potential liability for losses not covered by, or in excess of, our insurance;

•	competition for, and availability of, qualified staff in the healthcare industry, and risks of potential labor strikes;

•	our ability to control operating costs and generate sufficient cash flow to meet operational and financial requirements;

Back to Contents

•	our ability, and the ability of our subsidiary guarantors, to fulfill debt obligations;

•	our covenants and restrictions contained in financing agreements which limit our discretion in the operation of our business;

•	the economic condition of or changes in the laws affecting our business in those markets in which we operate;

•	the impact of acquisitions, and our ability to integrate acquired businesses, on our operations and finances;

•	our ability to quantify and realize tax benefits relating to our estimated net operating loss carryforwards;

•	our ability to ensure and maintain an effective system of internal control over financial reporting;

•	the impact of implementing new information systems;

•	our charter documents and the Pennsylvania Business Corporation Law of 1988, as amended, which could delay or prevent a change of control;

•	the difficulty in evaluating certain of our financial information due to the spin–off;

•	the ability to engage successfully in acquisitions and other strategic transactions;

•	federal income tax liabilities and indemnification obligations related to the spin–off;

•	potential conflicts of interest as a result of continuing relationships with NCI;

•	the ability of NCI, as our single largest supplier of pharmaceutical products and services, to act as a stand–alone entity; and

•	acts of God or public authorities, war, civil unrest, terrorism, fire, floods, earthquakes and other matters beyond our control.

       In addition to these factors and any risks and uncertainties specifically identified in the text surrounding forward–looking statements, any statements in this report or the reports and other documents filed by us with the SEC that warn of risks or uncertainties associated with future results, events or circumstances also identify factors that could cause actual results to differ materially from those expressed in or implied by the forward–looking statements.

       We do not undertake any obligation to release publicly any revisions to these forward–looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable securities law.

Back to Contents

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND SEPTEMBER 30, 2004
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2004	September 30, 2004

Assets:
Current assets:
Cash and equivalents	$118,300	$126,071
Current portion of restricted investments in marketable securities	30,387	29,887
Accounts receivable, net of allowances for doubtful accounts of $29,352 and $29,382 at December 31, 2004 and September 30, 2004, respectively	170,044	164,622
Prepaid expenses and other current assets	32,428	33,526
Assets held for sale	1,400	6,267

Total current assets	352,559	360,373

Property and equipment, net of accumulated depreciation of $125,027 and $114,162, at December 31, 2004 and September 30, 2004, respectively	696,214	695,511
Assets held for sale	2,511	2,511
Restricted investments in marketable securities	66,491	65,121
Other long–term assets	115,552	120,647

Total assets	$1,233,327	$1,244,163

Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long–term debt	$5,528	$27,230
Accounts payable and accrued expenses	143,325	150,661
Current portion of self–insurance liability reserves	30,387	29,887

Total current liabilities	179,240	207,778

Long–term debt	372,793	375,841
Self–insurance liability reserves	63,899	62,920
Other long–term liabilities	31,302	28,858
Commitments and contingencies
Shareholders’ equity:
Common stock – par $0.01, 45,000,000 authorized at December 31, 2004 and September 30, 2004, 20,107,646 and 20,011,795 issued and
outstanding at December 31, 2004 and September 30, 2004, respectively	201	200
Additional paid in capital	554,636	547,841
Retained earnings	31,352	20,504
Accumulated other comprehensive (loss) income	(96)	221

Total shareholders’ equity	586,093	568,766

Total liabilities and shareholders’ equity	$1,233,327	$1,244,163

See accompanying notes to unaudited condensed consolidated financial statements.

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended
	December 31, 2004	December 31, 2003

Net revenues	$402,436	$369,395
Operating expenses:
Salaries, wages and benefits	246,042	226,867
Other operating expenses	93,461	84,819
General and administrative costs	20,834	20,735
Loss on early extinguishment of debt	543	173
Lease expense	7,062	7,411
Depreciation and amortization expense	11,345	11,588
Interest expense	6,632	5,821

Income before income tax expense, equity in net income of
unconsolidated affiliates and minority interests	16,517	11,981
Income tax expense	6,705	4,860

Income before equity in net income of unconsolidated
affiliates and minority interests	9,812	7,121
Equity in net income of unconsolidated affiliates	1,111	558
Minority interests	(271)	(75)

Income from continuing operations	10,652	7,604
Income (loss) from discontinued operations, net of taxes	196	(1,598)

Net income	$10,848	$6,006

Per common share data and pro forma per common share data (note 5):
Basic:
Income from continuing operations	$0.53	$0.38
Income (loss) from discontinued operations	0.01	(0.08)
Net income	$0.54	$0.30
Weighted average shares	20,023,478	19,898,150

Diluted:
Income from continuing operations	$0.52	$0.38
Income (loss) from discontinued operations	0.01	(0.08)
Net income	$0.53	$0.30
Weighted average shares	20,517,525	19,935,017

See accompanying notes to unaudited condensed consolidated financial statements.

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(IN THOUSANDS)
	Three months ended
	December 31, 2004	December 31, 2003

Cash flows from operating activities:
Net income	$10,848	$6,006
Net charges included in operations not requiring funds	20,802	17,894
Changes in assets and liabilities:
Accounts receivable	(5,448)	(2,525)
Accounts payable and accrued expenses	(10,616)	14,126
Other, net	8,916	(3,298)

Total adjustments	13,654	26,197

Net cash provided by operating activities	24,502	32,203

Cash flows from investing activities:
Capital expenditures	(11,126)	(7,806)
Net purchases of restricted marketable securities	(2,187)	(2,454)
Purchase of eldercare centers and lease amendments	–	(40,589)
Proceeds from sale of eldercare assets	5,292	7,129
Other, net	905	568

Net cash used in investing activities	(7,116)	(43,152)

Cash flows from financing activities:
Proceeds from issuance of long–term debt	–	410,000
Repayment of long–term debt	(26,393)	(228,610)
Debt issuance costs	–	(9,337)
Proceeds from exercise of stock options	1,236	–
Net transactions with NCI, prior to the spin–off	–	(55,548)

Net cash (used in) provided by financing activities	(25,157)	116,505

Net (decrease) increase in cash and equivalents	$(7,771)	$105,556
Cash and equivalents:
Beginning of period	126,071	8,791

End of period	$118,300	$114,347

Supplemental disclosure of cash flow information:
Interest paid	$11,054	$4,823
Taxes paid (principally state income tax)	2,247	–

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Contents

Genesis HealthCare Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Basis of Presentation

Spin–off

       On December 1, 2003, NeighborCare, Inc. (NCI) completed the distribution (the spin–off) of the common stock of Genesis HealthCare Corporation (GHC or the Company). The spin–off was effected by way of a pro–rata tax free distribution of GHC’s common stock to holders of NCI’s common stock on December 1, 2003 at a rate of 0.5 shares of GHC stock for each share of NCI stock owned as of October 15, 2003.

       In connection with the spin–off, NCI and GHC have agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin–off. In addition, NCI and GHC have entered into certain mutually beneficial commercial arrangements. Specifically, NCI and GHC entered into a separation and distribution agreement, a tax sharing agreement, a transition services agreement, a group purchasing agreement, an employee benefits agreement, a pharmacy services agreement, as amended, a pharmacy benefit management agreement, as amended, and a durable medical equipment agreement.

       The following unaudited pro forma financial information gives effect to the spin–off as if it occurred on October 1, 2003. The unaudited pro forma data is for informational purposes only and does not purport to represent the results of future periods. The unaudited pro forma data reflects adjustments based upon available information and certain assumptions that management of GHC considers reasonable. No changes in operating revenues and expenses have been made to reflect the results of any modifications to operations that might have been made had the spin–off been completed on the aforesaid effective date for purposes of the unaudited pro forma results. The following unaudited pro forma information is presented in thousands, except per share information:

	Three months ended December 31, 2003

		Pro forma
	As reported	(Unaudited)

Net revenues	$369,395	$369,395
Income from continuing operations	7,604	6,425
Diluted earnings per share – from continuing operations	0.38	0.32

       Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements through November 30, 2003 have been prepared on a basis which reflects the historical financial statements of GHC assuming that the operations of NCI contributed in the spin–off were organized as a separate legal entity, owning certain net assets of NCI. Beginning December 1, 2003, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis which reflects the net operation of GHC as a stand–alone entity.

       Prior to the spin–off, certain assets and liabilities related to GHC were managed and controlled by NCI on a centralized basis. The accompanying consolidated balance sheet as of September 30, 2004 reflects the spin–off of GHC’s net assets from NCI.

       Prior to the spin–off, substantially all of GHC’s cash accounts were linked to NCI’s centralized cash management system. Accordingly, substantially all cash generated from or used in GHC’s operations had been transferred to and from NCI. For instance, NCI funded nearly all routine and capital cash disbursements on behalf of GHC. Likewise, on a daily basis, GHC transferred its cash receipts directly to the concentrated bank account of NCI. The net transactions with NCI as reflected in the unaudited condensed consolidated statements of cash flows for the three months ended December 31, 2003 represent these cash activities between NCI and GHC. Prior to the spin–off, the financing activities between NCI and GHC were in the form of equity capital advances and there were no formal repayment or interest arrangements.

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which requires the use of management’s estimates. In the opinion of management, the unaudited condensed consolidated financial statements for the periods presented include all necessary adjustments for a fair presentation of the financial position and results of operations for the periods presented and all such adjustments are of a normal recurring nature. Certain prior period balances have been reclassified to conform to the current period classification.

       Correction of an Error

       In the three months ended December 31, 2004, the Company recorded an increase to accounts payable and other operating expenses of $2.8 million to reflect an estimate of previously unaccrued costs resulting from a weakness in the Company’s purchasing cut–off procedures. The Company has remediated the internal control weakness and believes that the correction is not material to any previously reported financial statements and is not material to earnings trends.

Back to Contents

       Description of Business

       GHC’s business is comprised of two primary business segments, inpatient services and rehabilitation therapy services. These segments are supported by complementary service capabilities and a general and administrative function.

       GHC provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. At December 31, 2004, GHC had 215 owned, leased, managed and jointly owned eldercare centers with 26,462 beds. Included in the managed total are 13 transitional care units with 331 beds. Revenues of GHC’s owned and leased centers constitute approximately 89% of GHC’s revenues, and are presented in GHC’s segment information as inpatient services revenues. Management fees earned from eldercare centers that are managed and/or jointly owned by GHC are included in all other revenues presented in GHC’s segment information. See note 8– “Segment Information.”

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

(2)	Certain Significant Risks and Uncertainties

Revenue Sources

       GHC receives revenues from Medicare, Medicaid, private insurance, self–pay residents, other third–party payors and long–term care facilities that utilize its rehabilitation therapy services and other service related businesses.

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

       It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on GHC’s business and the business of the customers served by GHC’s rehabilitation therapy business. Accordingly, there can be no assurance that the impact of any future healthcare legislation or regulation will not further adversely affect GHC’s business. There can be no assurance that payments under governmental and private third–party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. GHC’s financial condition and results of operations will be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

(3)	Significant Transactions and Events

Share Repurchase

       In November 2004, GHC’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s common stock commencing in December 2004. Share repurchases, if any, may take place at management’s discretion and/or under pre–established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. There were no share repurchases for the three months ended December 31, 2004.

Back to Contents

       Sale of Assets

       On December 1, 2004, GHC sold its two remaining eldercare centers based in the State of Wisconsin for net cash proceeds of $4.6 million. These centers are classified as assets held for sale in the consolidated balance sheet at September 30, 2004.

(4)	Long–Term Debt

       Long–term debt at December 31, 2004 and September 30, 2004 consists of the following (in thousands):

	December 31, 2004	September 30, 2004

Senior credit facility – term loan	$119,657	$134,075
Senior subordinated notes	225,000	225,000
Mortgages and other secured debt	33,664	43,996

	378,321	403,071
Less:
Current portion of long–term debt	(5,528)	(27,230)

Long–term debt	$372,793	$375,841

       Senior credit facility. On December 1, 2003, GHC entered into a senior credit facility that provides for a $185.0 million term loan, which was fully drawn at the consummation of the spin–off, and a revolving credit facility of $75.0 million. The term loan has a seven year term and amortizes one percent per year through year six. The revolving credit facility has a five year term. GHC’s senior credit facility includes an excess cash flow recapture requirement that may increase the required principal payments above contractual minimum amounts each year depending on a defined formula in the senior credit agreement. There can be no assurances of the final excess cash flow recapture requirement for fiscal 2005 until the preparation of GHC’s fiscal year end consolidated financial statements. On November 23, 2004, GHC repaid $14.0 million satisfying in full its fiscal 2004 obligation under the excess cash flow recapture provision of the senior credit facility. The total fiscal 2004 provision amount was determined to be $22.8 million, however, certain participating lenders chose not to require GHC to make the most recent mandatory payment. The term loan portion of GHC’s senior credit facility has a rate of interest of the London Interbank Offered Rate (LIBOR) plus 2.25% or a base rate plus an applicable margin. The revolving portion of GHC’s senior credit facility has a rate of interest of LIBOR plus 2.50% or a base rate plus an applicable margin on any borrowings thereunder, and a commitment fee on the revolving portion of 0.50% on any unused commitment.

       Senior subordinated notes. In October 2003, GHC issued 8% senior subordinated notes in an aggregate principal amount of $225.0 million with a term of ten years. In April 2004, GHC filed a registration statement on Form S–4 with the Securities and Exchange Commission in connection with its offer to exchange the unregistered senior subordinated notes issued in October 2003 for registered notes. In July 2004, upon the expiration of the exchange offer, $224.0 million aggregate principal amount of senior subordinated notes registered under the Securities Act of 1933, as amended, were exchanged for the unregistered notes issued in October 2003. The aggregate principal amount of $1.0 million of unregistered notes was not exchanged and remains outstanding.

       Mortgages and other secured debts. At December 31, 2004 and September 30, 2004, GHC had $33.7 million and $44.0 million, respectively, of other secured debt consisting principally of revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development. These loans are secured by the underlying real and personal property of individual eldercare centers and have fixed or variable rates of interest ranging from 2.4% to 11.0%, with a weighted average interest rate of 6.3% and 7.4% at December 31, 2004 and September 30, 2004, respectively. On November 30, 2004, GHC prepaid an $11.0 million, 11% fixed rate mortgage. GHC paid the lenders a $0.3 million penalty in connection with the prepayment.

Back to Contents

(5)	Earnings Per Share

       The computation of basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The computation of basic weighted average common shares presented for the three months ended December 31, 2004 is based upon the number of GHC shares distributed by NCI on December 1, 2003 in connection with the spin–off, assuming such distribution took place on October 1, 2003. Therefore, the basic weighted average common shares presented for the three months ended December 31, 2003 are labeled “pro forma”. The computation of diluted net income per common share is calculated by dividing net income by the sum of the weighted average basic common shares and potentially dilutive securities. For the three months ended December 31, 2004 and 2003, GHC’s outstanding stock options yielded 217,532 and 12,150, respectively, potentially dilutive securities, under the treasury stock method which assumes that the proceeds from the exercise of all GHC stock options are used to repurchase GHC common stock at the average market price for the period. For the same three month periods, respectively, unvested restricted stock yielded an additional 276,515 and 24,717 potentially dilutive securities under the modified treasury stock method.

(6)	Comprehensive Income

       The following table sets forth the computation of comprehensive income for the three months ended December 31, 2004 and 2003 (in thousands):

	Three months ended December 31,
	2004	2003

Net income	$10,848	$6,006
Net unrealized (loss) gain on restricted investments
in marketable securities	(317)	117

Total comprehensive income	$10,531	$6,123

(7)	Assets Held for Sale and Discontinued Operations

       In the normal course of business, GHC continually evaluates the performance of its operating units, with an emphasis on selling or closing under–performing or non–strategic assets. GHC accounts for discontinued operations and assets held for sale under the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long–Lived Assets and for Long–Lived Assets to be Disposed of" (SFAS 144). Under SFAS 144, discontinued businesses, including assets held for sale, are removed from the results of continuing operations. The results of operations in the current and prior year periods, along with any cost to exit such businesses in the year of discontinuation, are classified as discontinued operations in the consolidated statements of operations.

       The Company has classified several businesses as held for sale or closed. In 2002, GHC identified, and has since sold, all of its eldercare centers located in the states of Florida, Wisconsin and Illinois. In addition to these assets, since fiscal 2002 GHC has identified 15 eldercare centers in other states, one rehabilitation therapy services clinic, two physician service practices and its ambulance and diagnostics businesses as held for sale or closed due to under–performance.

       Consolidated interest expense has been allocated to discontinued operations for all periods presented based on allocated debt expected to be repaid in connection with the sale of the assets. The amount of after–tax interest expense allocated to discontinued operations in the three months ended December 31, 2004 and 2003 was $0.1 million and $0.2 million, respectively.

       GHC has separately classified an aggregate of $3.9 million and $8.8 million of carrying value associated with its assets held for sale in its unaudited condensed consolidated balance sheets at December 31, 2004 and September 30, 2004, respectively. GHC’s assets held for sale are classified in the unaudited condensed consolidated balance sheets within both current and non–current assets. The current portion of assets held for sale represents those assets for which the Company has binding agreements of sale.

Back to Contents

       The following table sets forth net revenues and the components of income (loss) from discontinued operations for the three months ended December 31, 2004 and 2003 (in thousands):

	Three Months Ended December 31,
	2004	2003

Net revenues	$2,676	$11,099

Net operating income (loss) of discontinued businesses	$179	$(2,037)
Gain (loss) on discontinuation or sale of businesses	151	(583)
Income tax (expense) benefit	(134)	1,022

Income (loss) from discontinued operations, net of taxes	$196	$(1,598)

       The loss on discontinuation of businesses in the 2003 period includes the write–down of assets to estimated net realizable value.

(8)	Segment Information

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

       Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “All other services and corporate costs” category of revenues and EBITDA represents operating information of business units below the prescribed quantitative thresholds that trigger segment reporting requirements, and the Company’s corporate support functions. The operating business units in this category derive revenues from the following services: management services, respiratory health services, physician services, hospitality services, staffing services and other healthcare related services. The “Other adjustments” category consists of certain expenses that have not been allocated to the Company’s reportable segments or the “All other services and corporate costs” category. This approach to segment reporting is consistent with the Company’s internal financial reporting and the information used by the chief operating decision maker regarding the performance of the Company’s reportable and non–reportable segments.

Back to Contents

	Three months ended December 31,
(in thousands)	2004	2003

Revenues:
Inpatient services – external	$357,545	$330,891
Rehabilitation services:
External	32,195	27,935
Intersegment	19,780	17,674
All other services:
External	12,696	10,569
Intersegment	13,847	17,052
Elimination of intersegment revenues	(33,627)	(34,726)

Total net revenues	402,436	369,395

EBITDA (1):
Inpatient services	50,085	41,455
Rehabilitation services	2,466	2,593
All other services and corporate costs	(17,514)	(14,485)
Loss on early extinguishment of debt	(543)	(173)

Total EBITDA	34,494	29,390

Capital and other:
Depreciation and amortization expense	(11,345)	(11,588)
Interest expense	(6,632)	(5,821)
Income tax expense	(6,705)	(4,860)
Equity in net income of unconsolidated affiliates	1,111	558
Minority interests	(271)	(75)

Income from continuing operations	10,652	7,604
Income (loss) from discontinued operations, net of taxes	196	(1,598)

Net income	$10,848	$6,006

(1)	GHC defines EBITDA as earnings from continuing operations before equity in net income of unconsolidated affiliates, minority interests, interest expense, income taxes, depreciation and amortization. EBITDA can be calculated through GHC’s unaudited condensed consolidated statements of operations by adding back interest expense, income taxes, depreciation and amortization, equity in net income of unconsolidated affiliates and minority interests costs to GHC’s income from continuing operations.

Total assets by segment at December 31, 2004 and September 30, 2004 were as follows (in thousands):

	December 31, 2004	September 30, 2004

Inpatient services	$856,044	$865,440
Rehabilitation therapy services	36,717	36,212
All other	340,566	342,511

Total assets	$1,233,327	$1,244,163

Back to Contents

(9)	Organization and Basis of Presentation

          Restricted Investments in Marketable Securities

          At December 31, 2004 and September 30, 2004, the Company reported restricted investments in marketable securities of $96.9 million and $95.0 million, respectively. The Company’s restricted investments are held by Liberty Health Corporation, LTD. (LHC), GHC’s wholly owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, GHC and LHC are precluded from freely transferring funds through inter–company loans, advances or cash dividends.

          The Company’s restricted investments in marketable securities are classified in the unaudited condensed consolidated balance sheets within both current and non–current assets. The current portion of restricted investments in marketable securities represents an estimate of the level of outstanding self–insured losses the Company expects to pay in the succeeding 12 months.

(10)	Stock Option Plan

          GHC applies the intrinsic–value–based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed–plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock–Based Compensation,” established accounting and disclosure requirements using a fair–value–based method of accounting for stock–based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic–value–based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. See note 11 – “New Accounting Pronouncements” regarding the issuance of SFAS No. 123R.

          The following table illustrates the effect on net income (in thousands, except per share data) if the fair–value–based method had been applied to all outstanding and unvested awards in each period.

	Three months ended December 31,
	2004	2003

Net income – as reported	$10,848

		$6,006

Deduct: Total stock–based employee
compensation determined under fair
value based method for all stock option
awards, net of related tax effects	(768)	(1,894)

Net income – pro forma	$10,080	$4,112

Earnings per share:
Basic – as reported	$0.54	$0.30
Basic – pro forma	0.50	0.21
Diluted – as reported	$0.53	$0.30
Diluted – pro forma	0.49	0.21

Back to Contents

          The fair value of stock options granted in 2004 and 2003 is estimated at the grant date using the Black–Scholes option–pricing model, which requires the use of highly subjective assumptions, including expected stock price volatility. The assumptions used in preparing the estimates were as follows:

	Three months ended December 31,
	2004	2003

Volatility	26.89%	36.47%
Expected life (in years)	9.1	9.9
Rate of return	4.19%	4.46%
Dividend yield	0.00%	0.00%

(11)	New Accounting Pronouncements:

          In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, "Share–Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock–based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for GHC beginning with the fourth quarter of fiscal 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. GHC estimates the adoption of SFAS 123R will reduce its net income by $0.6 million ($0.02 per diluted share) in its fourth fiscal quarter of 2005. See note 10 – “Stock Option Plan” for information related to the pro forma effects of stock–based employee compensation on GHC’s reported results assuming application of the fair value recognition provisions of SFAS 123.

(12)	Condensed Consolidating Financial Statements of Genesis HealthCare Corporation and Subsidiaries

          The following condensed consolidating financial statements of GHC and subsidiaries have been prepared pursuant to Rule 3–10 of Regulation S–X.

          These unaudited condensed consolidating financial statements have been prepared on the same basis of accounting as the consolidated financial statements. GHC is the borrower under the senior credit facility and the senior subordinated notes described in note 4 – “Long–Term Debt” and incurs interest expense thereunder. In April 2004, GHC filed a registration statement on Form S–4 with the Securities and Exchange Commission in connection with the exchange offer relating to the senior subordinated notes. In July 2004, upon the expiration of the exchange offer, $224.0 million aggregate principal amount of senior subordinated notes registered under the Securities Act of 1933, as amended, were exchanged for the unregistered notes issued in October 2003. The aggregate principal amount of $1.0 million of unregistered notes was not exchanged and remains outstanding. The senior subordinated notes are fully and unconditionally guaranteed on a joint and several basis by certain 100% owned subsidiaries of GHC (Guarantors). Non–guarantor subsidiaries do not guarantee the senior subordinated notes and principally consist of LHC, GHC’s wholly owned insurance captive, and certain separately mortgaged eldercare centers (Non–guarantors). The following tables present the unaudited condensed consolidating financial statements of GHC (Parent), the Guarantors and the Non–guarantors.

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non–guarantors	Eliminations	Consolidated

Assets:
Current assets	$118,176	$195,483	$39,208	$(308)	$352,559
Property and equipment, net	23,166	657,530	15,518	–	696,214
Other long–term assets	96,675	30,392	70,898	(13,411)	184,554
Investments in subsidiaries	303,224	–	–	(303,224)	–
Intercompany receivables	514,414	–	–	(514,414)	–

Total assets	$1,055,655	$883,405	$125,624	$(831,357)	$1,233,327

Liabilities and shareholders’ equity:
Current liabilities	$64,805	$66,501	$49,482	$(1,548)	$179,240
Intercompany payables	–	493,094	21,320	(514,414)	–
Long–term debt	349,421	15,646	12,169	(4,443)	372,793
Other long–term liabilities	55,336	85	39,780	–	95,201
Shareholders’ equity	586,093	308,079	2,873	(310,952)	586,093

Total liabilities and shareholders’ equity	$1,055,655	$883,405	$125,624	$(831,357)	$1,233,327

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non–guarantors	Eliminations	Consolidated

Assets:
Current assets	$127,796	$188,928	$45,139	$(1,490)	$360,373
Property and equipment, net	21,489	657,866	16,156	–	695,511
Other long–term assets	93,319	38,701	69,713	(13,454)	188,279
Investments in subsidiaries	259,220	–	–	(259,220)	–
Intercompany receivables	547,964	–	–	(547,964)	–

Total assets	$1,049,788	$885,495	$131,008	$(822,128)	$1,244,163

Liabilities and shareholders’ equity:
Current liabilities	$93,415	$76,724	$40,290	$(2,651)	$207,778
Intercompany payables	–	520,640	27,324	(547,964)	–
Long–term debt	341,596	26,500	12,188	(4,443)	375,841
Other long–term liabilities	46,011	421	45,346	–	91,778
Shareholders’ equity	568,766	261,210	5,860	(267,070)	568,766

Total liabilities and shareholders’ equity	$1,049,788	$885,495	$131,008	$(822,128)	$1,244,163

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2004
(IN THOUSANDS)

Parent		Guarantors	Non–guarantors	Eliminations	Consolidated

Net revenues	$1,350	$417,894	$16,819	$(33,627)	$402,436
Equity in net income (loss) of subsidiaries	29,888	–	–	(29,888)	–

Operating expenses	25,174	353,773	15,394	(33,461)	360,880
Lease expense	505	6,627	(70)	–	7,062
Depreciation and amortization expense	2,025	9,156	164	–	11,345
Interest expense	6,037	428	240	(73)	6,632

Income (loss) before income tax (benefit) expense,
equity in net income (loss) of unconsolidated
affiliates and minority interests	(2,503)	47,910	1,091	(29,981)	16,517
Income tax (benefit) expense	(11,984)	18,507	421	(239)	6,705

Income (loss) before equity in net income (loss) of
unconsolidated affiliates and minority interests	9,481	29,403	670	(29,742)	9,812
Equity in net income (loss) of unconsolidated affiliates	1,367	–	–	(256)	1,111
Minority interests	–	–	–	(271)	(271)

Income (loss) from continuing operations	10,848	29,403	670	(30,269)	10,652
Gain (loss) from discontinued operations, net of taxes	–	413	(217)	–	196

Net income (loss)	$10,848	$29,816	$453	$(30,269)	$10,848

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2003
(IN THOUSANDS)

Parent		Guarantors	Non–guarantors	Eliminations	Consolidated

Net revenues	$3,437	$396,333	$12,444	$(42,819)	$369,395
Equity in net income (loss) of subsidiaries	21,873	–	–	(21,873)	–

Operating expenses	22,839	338,995	13,579	(42,819)	332,594
Lease expense	593	6,818	–	–	7,411
Depreciation and amortization expense	1,896	9,126	566	–	11,588
Interest expense	4,944	645	232	–	5,821

Income (loss) before income tax (benefit) expense,
equity in net income (loss) of unconsolidated
affiliates and minority interests	(4,962)	40,749	(1,933)	(21,873)	11,981
Income tax (benefit) expense	(10,145)	15,816	(754)	(57)	4,860

Income (loss) before equity in net income (loss) of
unconsolidated affiliates and minority interests	5,183	24,933	(1,179)	(21,816)	7,121
Equity in net income (loss) of unconsolidated affiliates	840	(135)	–	(147)	558
Minority interests	(17)	(58)	–	–	(75)

Income (loss) from continuing operations	6,006	24,740	(1,179)	(21,963)	7,604
Loss from discontinued operations, net of taxes	–	(1,539)	(59)	–	(1,598)

Net income (loss)	$6,006	$23,201	$(1,238)	$(21,963)	$6,006

Back to Content

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Consolidated

Net cash (used in) provided by operating activities	$(28,942)	$48,247	$5,197	$24,502
Net cash (used in) provided by investing activities	(1,947)	(8,241)	3,072	(7,116)
Net cash provided by (used in) financing activities	19,545	(38,681)	(6,021)	(25,157)

Net (decrease) increase in cash and equivalents	$(11,344)	$1,325	$2,248	$(7,771)

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2003
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Consolidated

Net cash (used in) provided by operating activities	$(25,374)	$54,860	$2,717	$32,203
Net cash (used in) provided by investing activities	(14,639)	(31,387)	2,874	(43,152)
Net cash provided by (used in) financing activities	155,032	(31,526)	(7,001)	116,505

Net increase (decrease) in cash and equivalents	$115,019	$(8,053)	$(1,410)	$105,556

(13)	Subsequent Events

Purchase of Joint Venture Interests

          Effective January 1, 2005, GHC acquired its joint venture partner’s interest in a Commonwealth of Massachusetts skilled nursing facility having 123 beds which it previously managed and owned a 50% interest in the facility. Upon completion of the transaction, GHC owns 100% of the facility and will begin consolidating the revenues, expenses, assets and liabilities of the facility beginning January 1, 2005. The aggregate consideration consisted of $0.5 million to acquire the remaining partnership interests and the assumption of approximately $6.0 million of debt, all of which was repaid at the closing of the transaction. The facility’s annual revenues and pretax income approximate $9.8 million and $1.1 million, respectively. The facility had total assets of $10.4 million at December 31, 2004.

          Acquisition of Previously Leased ElderCare Center and Lease Termination

          In January 2005, GHC acquired the land and building of a State of New Jersey skilled nursing facility having 136 beds that it previously leased. The purchase price of approximately $15.8 million includes the assumption of a 6%, $9.5 million fixed rate mortgage that matures in October 2007. The revenues, operating expenses and working capital of the purchased center are consolidated in GHC’s historical results. The transaction will result in an annual reduction in lease expense of approximately $1.6 million and an increase to depreciation expense of approximately $0.6 million.

          In January 2005, GHC terminated the lease of a State of New Jersey skilled nursing facility having 186 beds. Upon termination, the center will be treated as a discontinued operation, consequently, its results of operations in the current and prior year periods will be classified as discontinued operations in the unaudited condensed consolidated statements of operations. The annual revenues and pretax income of this center approximate $12.3 million and $1.4 million, respectively.

Back to Contents

            Passage of Pennsylvania Provider Assessment

            In January 2005, the Centers for Medicare and Medicaid Services (CMS) approved the Pennsylvania provider assessment which is subject to a public comment period. The net benefit of the Pennsylvania provider assessment, which is retroactive to July 1, 2003 and will expire June 30, 2007, will be recognized when the final implementation and calculation instructions are issued, which is expected to occur in the quarter ended March 31, 2005. Recognition of the Pennsylvania provider assessment is expected to be positive to GHC’s revenues and net income.

Back to Contents

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

            We are one of the largest providers of healthcare and support services to the elderly in the United States. Within our network of geographically concentrated facilities, we offer services focusing on the primary medical, physical and behavioral issues facing the medically complex elderly population. We are focused on qualitative and quantitative clinical performance measures in order to enhance and improve continuously the care provided in our facilities. Through our physicians, nurses, therapists and other members of our interdisciplinary medical care team, we apply a comprehensive approach to the complex needs facing the elderly, which we believe has resulted in our above–industry average occupancy levels and an enhanced level of Medicare and private paying patients. We receive higher rates of reimbursement from Medicare and private paying patients. For the three months ended December 31, 2004, the average occupancy level in our inpatient facilities was approximately 90%, and approximately 48% of our net revenues were from Medicare, private pay and other non–Medicaid patients.

            Approximately 89% of our net revenues are generated through inpatient services. Our inpatient services business is offered through a network of skilled nursing and assisted living centers primarily located in the eastern United States. Our eldercare centers are concentrated in the states of Pennsylvania, New Jersey, Maryland and Massachusetts. We currently own, lease, manage or jointly own 214 eldercare facilities, consisting of 178 skilled nursing facilities, 23 assisted living facilities and 13 transitional care units together totaling 26,231 beds.

            Our rehabilitation therapy business, which represents approximately 8% of our net revenues, provides an extensive range of rehabilitation therapy services to the elderly, including speech pathology, physical therapy and occupational therapy in our eldercare regional market concentrations. These services are provided by approximately 4,300 licensed rehabilitation therapists and assistants employed or contracted by us at substantially all of the eldercare facilities we operate, as well as by contract to third–party healthcare facilities operated by other providers and through our 14 outpatient rehabilitation agencies. We also provide other complementary healthcare services, the revenues for which are included in all other services revenues in our segment financial information.

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

            Government funded programs, principally Medicaid and Medicare, provide approximately 74% of our revenue. Over the past five years, changes in funding from these government sources has had a significant impact on our cash flows and profitability. Through trade and other organizations, we actively participate in partnership with other healthcare providers to pursue strategies to minimize any potentially adverse impact of government funding proposals. We believe the continuation of government funding at levels sufficient to operate our business profitably is our greatest financial risk.

            Labor costs, including salaries, wages and benefits, account for approximately 74% of our total operating expenses. We compete with other healthcare providers and with non–healthcare providers for both professional and non–professional employees. In recent years, we and our industry have experienced shortages in qualified professional clinical staff. While in our inpatient services segment we have been able to retain the services of an adequate number of qualified personnel to staff our facilities and sites of services, we have used expensive temporary nursing agency services to supplement staffing, particularly in fiscal 2001 and 2002. In fiscal 2003, we implemented programs to improve staff scheduling and retention, and to reduce reliance on overtime compensation and temporary nursing agency services. Our efforts resulted in a significant reduction in our reliance on temporary nursing agency services, without a significant change in overall nursing hours per patient day. However, if a shortage of nurses or other health care workers occurred in the geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs, without a corresponding increase in the level of government funded reimbursement. Beginning in fiscal 2004 and continuing into fiscal 2005, we and our industry are experiencing a shortage of qualified rehabilitation therapists. As the demand for these services continues to exceed the supply of available therapists, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals while utilizing outside contractors for these services at premium rates. Although we have been able to retain adequate levels of qualified therapists to maintain our standards of quality care in the services we provide, the shortage of qualified therapists has impacted negatively our ability to generate new therapy business. We recently hired an individual specifically responsible for the management of recruitment and retention of rehabilitation therapists.

Back to Contents

            For a description of the material challenges and risks of the Company, including an analysis of industry trends and the effect of recent legislation on our operations, see “Risk Factors – Risks Related to Our Business” included in our Annual Report on Form 10–K for the fiscal year ended September 30, 2004.

Revenue Sources

            We receive revenues from Medicare, Medicaid, private insurance, self–pay residents, other third–party payors and long–term care facilities that utilize our rehabilitation therapy services and other service related businesses.

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

            On July 30, 2004, the Centers for Medicare and Medicaid Services (CMS) published notice of the fiscal year 2005 prospective payment system rates that became effective October 1, 2004. The fiscal year 2005 rules provide for a 2.8% increase in the annual inflation update factor and continue the current payment system with certain payment add–ons that were authorized to compensate for non–therapy ancillaries. While no significant changes were made to the fiscal year 2005 rules, CMS affirms that its contractor, the Urban Institute, has completed its study of the skilled nursing payment system in an effort to explore both short–term and long–term solutions to its case mix methodology. The study recommendations are expected to be incorporated into a report to the Congress that was scheduled to be completed by early 2005. It is our understanding the report is in final CMS review and that its recommendations will be considered as part of the proposed fiscal year 2006 rules, effective October 1, 2005. We refer to the anticipated refinement to the resource utilization group classification system as “RUGs refinement.” Although we are unable to predict with certainty the extent of the impact of RUGs refinement on our operating results, we believe it could result in a significant reduction in our EBITDA.

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

            Among the alternative Medicaid funding approaches that states have explored are nursing home provider assessments as tools for leveraging increased Medicaid matching funds. Such initiatives are authorized under the law. Nursing home provider assessments have been implemented in five states where we operate (Massachusetts, West Virginia, Rhode Island, North Carolina and New Hampshire). In the fourth quarter of fiscal 2004, we recognized $10.7 million of revenue which increased EBITDA and net income by $3.5 million and $2.1 million, respectively, for the New Hampshire provider assessment for the period May 1, 2003 through September 30, 2004. In January 2005, CMS approved the Pennsylvania provider assessment which is subject to a public comment period. The net benefit of the Pennsylvania provider assessment, which is retroactive to July 1, 2003, will be recognized when the final implementation and calculation instructions are issued, which is expected to occur in the quarter ended March 31, 2005. The Commonwealth’s Department of Public Welfare has not issued an official explanation of the rate methodology, nor have they issued facility–by–facility rate notices. Recognition of the Pennsylvania provider assessment is expected to be positive to our revenues and net income. New Jersey has submitted for federal government approval a revised state plan amendment. Given the on–going negotiations between New Jersey and CMS, it is not possible to complete an accurate evaluation of the financial impact of this provider assessment proposal. If enacted, we expect its implementation to have a positive impact on our financial condition and results of operations. Further delays in the federal processing of the pending provider assessment plans in New Jersey could adversely impact future nursing home funding in that jurisdiction.

Back to Contents

            It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on our business and the business of the customers served by our rehabilitation services business. Accordingly, there can be no assurance that the impact of any future healthcare legislation or regulation will not further adversely affect our business. There can be no assurance that payments under governmental and private third–party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations will be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

            The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. The President is expected to release details of the proposed fiscal 2006 Federal Budget in late February 2005. These budget recommendations are expected to include proposed changes in both Medicare and Medicaid that could impact payment and coverage of services provided by us. We anticipate the President’s proposed fiscal 2006 Budget will be carefully scrutinized by the Congress. It is impossible to predict the outcome of the legislative process. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

Significant Transactions and Events

            Spin–off

            On December 1, 2003, NeighborCare, Inc. (NCI) completed the distribution (the spin–off) of our common stock. The spin–off was effected by way of a pro–rata tax free distribution of our common stock to holders of NCI’s common stock on December 1, 2003 at a rate of 0.5 shares of our stock for each share of NCI stock owned as of October 15, 2003.

            In connection with the spin–off, we and NCI have agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin–off. In addition, we and NCI have entered into certain mutually beneficial commercial arrangements. Specifically, we and NCI entered into a separation and distribution agreement, a tax sharing agreement, a transition services agreement, a group purchasing agreement, an employee benefits agreement, a pharmacy services agreement, as amended, a pharmacy benefit management agreement, as amended, and a durable medical equipment agreement.

Back to Contents

            Share Repurchase

            In November 2004, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock commencing in December 2004. Share repurchases, if any, may take place at management’s discretion and/or under pre–established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. In January 2005, we repurchased 20,000 shares of our common stock for approximately $0.7 million. The total remaining authorization under the repurchase program was $24.3 million as of January 31, 2005. The repurchase program has no set expiration or termination date.

            Sale of Assets

            On December 1, 2004, we sold our two remaining eldercare centers based in the State of Wisconsin for net cash proceeds of $4.6 million. These centers are classified as assets held for sale in the consolidated financial statements at and for the year ended September 30, 2004.

Back to Contents

Results of Operations

Factors Affecting Comparability of Financial Information

            Our unaudited condensed consolidated statements of operations for the first two months (through November 30, 2003) of the three months ended December 31, 2003 have been prepared on a basis which reflects our historical financial statements assuming that the operations of NCI contributed in the spin–off were organized as a separate legal entity which owned certain net assets of NCI.

            The allocation methodology followed in preparing the consolidated financial statements prior to the December 1, 2003 spin–off may not necessarily reflect the results of operations, cash flows or financial position of us in the future, or what the results of operations, cash flows or financial position would have been had we been a separate stand–alone public entity for all periods presented.

            Management believes that the unaudited condensed consolidated statement of operations for the three months ended December 31, 2004 is generally comparable to the unaudited condensed consolidated statement of operations for the three months ended December 31, 2003, with the exception of interest expense and depreciation and amortization expense. This lack of comparability is due to the restructuring of our capital structure following the spin–off and the related incremental interest costs and amortization of deferred financing fees in connection with our new financing arrangements.

Reasons for Non–GAAP Financial Disclosure

            The following discussion includes EBITDA which is a non–GAAP financial measure. For purposes of SEC Regulation G, a non–GAAP financial measure is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented. In this regard, GAAP refers to accounting principles generally accepted in the United States of America. Pursuant to the requirements of Regulation G, we have provided reconciliations of the non–GAAP financial measures to the most directly comparable GAAP financial measures.

            Management believes that the presentation of EBITDA provides useful information to investors regarding our results of operations because it is useful for trending, analyzing and benchmarking the performance and value of our business. We use EBITDA primarily as a performance measure and believe that the GAAP financial measure most directly comparable to EBITDA is net income. We use EBITDA as a measure to assess the relative performance of our eldercare properties and other of our operating businesses, as well as the employees responsible for operating such businesses. EBITDA is useful in this regard because it does not include such costs as interest expense, income taxes and depreciation and amortization expense which may vary from business unit to business unit depending upon such factors as the method used to finance the original purchase of the business unit or the tax law in the state that a business unit operates in. By excluding such factors when measuring financial performance, many of which are outside of the control of the employees responsible for operating our business units, management is better able to evaluate operating performance of the business unit and the employees responsible for business unit performance. Consequently, management uses EBITDA to determine the extent to which our employees have met performance goals, and therefore may or may not be eligible for incentive compensation awards. We also use EBITDA in our annual budget process. We believe EBITDA facilitates internal comparisons to historical operating performance of prior periods and external comparisons to competitors’ historical operating performance. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not consider certain material costs necessary to operate our business. These costs include the cost to service our debt, the non–cash depreciation and amortization associated with our long–lived assets, the cost of our federal and state tax obligations, our share of the earnings or losses of our less than 100% owned operations and the operating results of our discontinued businesses. Because EBITDA does not consider these important elements of our cost structure, a user of our financial information who relies on EBITDA as the only measure of our performance could draw an incomplete or misleading conclusion regarding our financial performance. Consequently, a user of our financial information should consider net income an important measure of our financial performance because it provides the most complete measure of our performance.

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

            EBITDA should be considered in addition to, not a substitute for, or superior to, GAAP financial measures.

            The following table reconciles net income to EBITDA (in thousands).

	Three months ended December 31,
(in thousands)	2004	2003

Net income	$10,848	$6,006
Add back:
(Income) loss from discontinued operations, net of taxes	(196)	1,598
Equity in net income of unconsolidated affiliates	(1,111)	(558)
Minority interests	271	75
Income tax expense	6,705	4,860
Interest expense	6,632	5,821
Depreciation and amortization expense	11,345	11,588

EBITDA	$34,494	$29,390

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

            In the current quarter, revenues were $402.4 million, an increase of $33.0 million, or 8.9%, over the same period in the prior year. Of this growth, inpatient services revenue increased by $26.6 million, external rehabilitation therapy services revenue increased by $4.3 million and other businesses revenue increased by $2.1 million.

            The $26.6 million of revenue growth in our inpatient services segment is primarily attributed to increased payor rates and acquisitions. Of the increase, $6.4 million is due to step acquisitions of two eldercare centers, which we previously jointly owned and managed. We purchased our joint venture partners’ ownership interests in the two centers and, beginning in the second quarter of fiscal 2004, we own and consolidate 100% of the operations. Of the remaining increase of $20.2 million in inpatient services revenue, $18.2 million is due to increased average rates per patient day, $2.2 million is due to favorable settlements of prior year Medicaid cost reports and retroactive adjustments to the New Hampshire provider assessment, and $2.0 million is due to increased Medicare Part B volume offset by reduced revenue of $2.2 million caused by a decline in occupancy. Increased Medicaid rates were responsible for $13.6 million of the overall rate increase. A 5.7% increase in our average Medicare rate, attributed to the October 1, 2004 upward Medicare rate adjustments of 2.8% and higher Medicare patient acuity, was the primary reason for the remainder of the overall rate increase. Total patient days increased 18,679 to 1,700,603 in the current quarter compared to 1,681,924 in the same period of the prior year. Of this increase, 27,896 patient days are attributed to the step acquisition of two eldercare centers, offset by a decline of 9,217 patient days in our same facility centers which were included in both reporting periods. Overall occupancy declined to 90.4% in the current quarter from 91.2% in the same period in the prior year.

            Increased revenue volume generated by ongoing customer contracts was the primary reason for the $4.3 million increase in external rehabilitation therapy services revenue.

Back to Contents

            Revenue increases in each of our other businesses, with the exception of our hospitality business where revenues declined due to management’s decision to curtail such operations, and increased investment income were responsible for the $2.1 million increase in other businesses revenue.

            For the current quarter, net income increased to $10.8 million from $6.0 million in the same period in the prior year. Revenue increases of $33.0 million, as previously discussed, were partially offset by $19.2 million of increased salaries, wages and benefits and $8.6 million of higher other operating expenses. Of the $19.2 million of increased salaries, wages and benefits, $3.4 million is attributed to the step acquisitions of two eldercare centers, approximately $2.6 million is attributed to the replacement of higher cost temporary agency nurses with internally employed nurses, with the balance of the increase due to normal inflationary growth in wage and benefits in both our inpatient services segment and rehabilitation therapy services segment and increased rehabilitation therapy services business volume. Of the $8.6 million of increased other operating expenses, $1.9 million is attributed to increased utilization of temporary agencies with our rehabilitation services business to meet increased business volume, $1.5 million is attributed to the step acquisition of the two eldercare centers, $1.2 million is attributed to the recognition of the New Hampshire provider assessment taxes, $1.9 million is due to increased ancillary costs resulting from our treatment of patients with more medically complex needs, $1.4 million is due to an increase in expenses related to deferred compensation plans and $0.5 million results from an increase in expenses related to employee safety programs. An additional $2.8 million of increased operating expenses is due to an adjustment to reflect an estimate of previously unaccrued costs resulting from a weakness in our purchasing cut–off procedures. We have remediated the internal control weakness and believe that the correction is not material to any previously reported financial statements and is not material to earnings trends. These increases in other operating expenses were offset by approximately $3.1 million of reduced costs attributed to the replacement of higher cost temporary agency nurses with internally employed nurses and $1.7 million of reduced bad debt expense due to our improvement in the collection of older accounts receivable. The balance of the increase in other operating expenses of approximately $2.2 million is largely attributed to normal inflationary increases in cost. General and administrative costs increased by $0.1 million primarily due to increased salaries, wages and benefits for corporate support personnel partially offset by a $0.9 million improvement in costs associated with our self–insured general and professional liability and workers’ compensation programs. Net income was further reduced from increases in interest expense, early extinguishment of debt costs and income tax expense as further discussed below. Net income increased due to lower lease expense, lower depreciation and amortization expense, lower after–tax losses of discontinued operations and higher earnings of less than 100% owned subsidiaries, each of which is further discussed below.

            For the current quarter, EBITDA increased $5.1 million to $34.5 million compared with $29.4 million in the same period of the prior year. Inpatient services EBITDA increased $8.6 million, $1.3 million of which is due to the step acquisition of two eldercare centers with the remaining $7.3 million increase resulting from the previously discussed increase in payor rates, reduced utilization of external nursing agencies and reduced bad debt expense offset by inflationary increases in cost. EBITDA of our rehabilitation therapy services segment declined $0.1 million with $6.4 million of combined external and intersegment revenue increases being offset by $4.2 million of higher labor related costs, $1.9 million of increased utilization of temporary agencies and $0.4 million of increased recruiting costs. The increase in rehabilitation therapy labor and temporary agency costs is being driven by high market demand for a limited pool of qualified therapists. Increased loss on early extinguishment of debt in the current quarter decreased EBITDA by $0.4 million. The remaining decrease in EBITDA of $3.0 million in the current quarter is principally attributed to adverse claims development in our self–insured general and professional liability and workers’ compensation programs and increased stock and cash based incentive compensation expenses in the current quarter compared to the prior year quarter.

            Capital Costs and Other

            Lease expense decreased by $0.3 million to $7.1 million in the current quarter, compared to $7.4 million for the same period in the prior year primarily due to the purchase of five previously leased facilities.

            Depreciation and amortization expense decreased by $0.3 million to $11.3 million in the current quarter compared to $11.6 million for the same period in the prior year. The decrease is principally attributed to certain fixed assets and intangible assets becoming fully depreciated since the prior year quarter.

Back to Contents

            Interest expense increased $0.8 million in the current quarter to $6.6 million, compared to $5.8 million for the same period in the prior year, principally due to increased debt levels above those allocated by NCI prior to the spin–off. Our increased debt levels are attributed to the issuance of our senior subordinated notes and our senior credit facility.

            The loss on early extinguishment of debt of $0.5 million recognized in the current quarter is the result of a voluntary prepayment of approximately $11.0 million of mortgage debt and the retirement of approximately $14.0 million of the term loan component of our senior credit facility and consists of the write–off of unamortized deferred financing fees as well as a prepayment penalty relative to the mortgage debt prepayment.

            Income tax expense in the current and prior year quarters is estimated using an effective tax rate of approximately 39.75%, offset by the recognition of certain tax credits retroactive to fiscal 2004. Income tax expense includes the provision of taxes on both equity in net income of unconsolidated affiliates and minority interests.

            Income (loss) from discontinued operations, net of taxes, was income of $0.2 million in the current quarter and a loss of $1.6 million in the prior year quarter. The change is due in part to a $0.4 million (after–tax) write–down of assets classified as discontinued in the prior year quarter combined with the relative results of operations of those businesses identified as discontinued operations. The improvement in the operating results of our discontinued businesses is primarily due to a gain on the current quarter sale of two eldercare centers that were held for sale.

            Operating results of our less than 100% owned subsidiaries in the current quarter improved compared to the same period in the prior year, resulting in a combined increase of $0.4 million in equity in net income of unconsolidated affiliates and minority interests.

Liquidity and Capital Resources

            Working Capital and Cash Flows

            Reference to our unaudited condensed consolidated balance sheets and statements of cash flows will facilitate understanding of the discussion that follows.

            Our operating cash flow has been used to finance trade accounts receivable, fund capital expenditures, service our indebtedness and make selective acquisitions. Financing trade accounts receivable is necessary because, on average, the customers and payors for our services do not pay us as quickly as we pay our vendors and employees for their services. Our cash flow from operations for the three months ended December 31, 2004 and 2003 were $24.5 million and $32.2 million, respectively. The $7.7 million decline in cash flow from operations primarily resulted from $24.7 million in reduced cash flow resulting from the timing of payments to vendors and employees, with the remaining $17.0 million improvement in operating cash flow primarily resulted from growth in operations and collection of costs settlement with certain state Medicaid programs.

            Our investing activities principally consist of capital expenditures and asset acquisitions and dispositions. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in computer hardware and software. For the foreseeable future, we expect to incur capital expenditure costs at levels significantly above the levels incurred in prior years as we intend to increase our investment in both physical plant and information systems. For fiscal 2005, capital expenditures are anticipated to be within the range of $50.0 million to $60.0 million. Capital expenditures were $11.1 million and $7.8 million for the three months ended December 31, 2004 and 2003, respectively. Investing activities for the three months ended December 31, 2004 and 2003 also include proceeds received from the sale of eldercare centers of $5.3 million and $7.1 million, respectively. We do not expect to receive significant cash proceeds from asset sales in fiscal 2005. Investing activities for the three months ended December 31, 2003 include a use of cash of $40.6 million representing the purchase of four previously leased eldercare centers and payments to restructure nine lease agreements in an effort to reduce future lease payments.

Back to Contents

            We are highly leveraged, consequently, a significant portion of our operating cash flow is being used to meet our debt service requirements including payments that will be required under the excess cash flow recapture requirements of our senior credit facility. At the end of each fiscal year, we are required to prepare an excess cash flow calculation as defined in our senior credit agreement. Of the amount determined as excess cash flow, a percentage is to be paid to our senior lenders in the form of a mandatory payment no later than January 15 of each year. Certain of the participating lenders chose not to require us to make the most recent mandatory payment. In November 2004, we repaid approximately $14.0 million under the mandatory payment provisions to those participating lenders that did require such payment. Also in November 2004, we prepaid an $11.0 million, 11% fixed rate mortgage. We paid the lender a $0.3 million penalty in connection with the prepayment.

            Cash from net financing activities for the three months ended December 31, 2003 was a net source of cash of $116.5 million, attributed to $400.7 million of net proceeds from our new financing arrangements following the spin–off, offset by the use of $218.5 million to repay indebtedness of NCI, $8.2 million to repay mortgage debt of three eldercare centers, $2.0 million of scheduled principal payments and $55.5 million of cash transferred to NCI in connection with the spin–off.

            We continually evaluate the most efficient use of our capital, including investments in our property and equipment, information systems, potential asset acquisitions or dispositions, purchasing, refinancing, exchanging or retiring certain of our outstanding debt securities to the extent permitted by our existing covenant restrictions. As part of such ongoing evaluation, our Board of Directors has authorized the repurchase of up to $25.0 million of our common stock commencing in December 2004. Share repurchases, if any, may take place at management’s discretion and/or under pre–established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. There were no share repurchases for the three months ended December 31, 2004.

            We believe that the net cash provided by our operating activities, supplemented as necessary with cash reserves and borrowings available under our revolving credit facility described below will provide sufficient resources to meet our working capital requirements, debt service and other short–term and long–term liquidity needs, including the mandatory debt repayment under the excess cash flow recapture requirement and discretionary repurchases of our common stock.

            At December 31, 2004, we had restricted investments in marketable securities of $96.9 million, which are held by Liberty Health Corporation, LTD. (LHC), our wholly owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. As a result of such restrictions and encumbrances, we and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

            Transactions Occurring After December 31, 2004

            Purchase of Joint Venture Interests. Effective January 1, 2005, we acquired our joint venture partner’s interest in a Commonwealth of Massachusetts skilled nursing facility having 123 beds which we previously managed and owned a 50% interest in the facility. Upon completion of the transaction, we own 100% of the facility and will begin consolidating the revenues, expenses, assets and liabilities of the facility beginning January 1, 2005. The aggregate consideration consisted of $0.5 million to acquire the remaining partnership interests and the assumption of approximately $6.0 million of debt, all of which was repaid at the closing of the transaction. The facility’s annual revenues and pretax income approximate $9.8 million and $1.1 million, respectively. The facility had total assets of $10.4 million at December 31, 2004.

            Acquisition of Previously Leased ElderCare Center and Lease Termination. In January 2005, we acquired the land and building of a State of New Jersey skilled nursing facility having 136 beds that we previously leased. The purchase price of approximately $15.8 million includes the assumption of a 6%, $9.5 million fixed rate mortgage that matures in October 2007. The revenues, operating expenses and working capital of the purchased center are consolidated in our historical results. The transaction will result in an annual reduction in lease of expense of approximately $1.6 million and an increase to depreciation expense of approximately $0.6 million.

Back to Contents

            In January 2005, we terminated the lease of a State of New Jersey skilled nursing facility having 186 beds. Upon termination, the center will be treated as a discontinued operation, consequently, its results of operations in the current and prior year periods will be classified as discontinued operations in the condensed consolidated statements of operations. The annual revenues and pretax income of this center approximate $12.3 million and $1.4 million, respectively.

            Debt Agreements

            In October 2003, we issued 8% senior subordinated notes in an aggregate principal amount of $225.0 million with a term of ten years. The notes are not redeemable until on or after October 15, 2008. We may, however, use the net proceeds from one or more equity offerings to redeem up to 35% of the aggregate principal amount of the notes issued on or before October 15, 2006 at 108% of the principal amount, plus accrued and unpaid interest to the redemption date, subject to the terms of the notes. On December 1, 2003, we entered into a senior credit facility that provides for a term loan of approximately $185.0 million, which was fully drawn at the consummation of the spin–off, and a revolving credit facility of $75.0 million. As of February 4, 2005, there was $72.1 million of available credit under the revolving credit facility after giving effect to $2.9 million in outstanding letters of credit issued under the revolving credit facility. The term loan has a seven year term and amortizes one percent per year through year six. The revolving credit facility has a five year term. Our senior credit facility includes an excess cash flow recapture requirement that may increase the required principal payments above contractual minimum amounts each year depending on a defined formula in the senior credit agreement. The term loan portion of our senior credit facility, as amended, has a rate of interest of the London Interbank Offered Rate (LIBOR) plus 2.25% or a base rate plus an applicable margin. The amended term loan agreement provides for a reduced rate of interest to LIBOR plus 2.00% if the term loan achieves a rating at or above BB by S&P or at or above Ba2 by Moody’s. The revolving portion of our senior credit facility has a rate of interest of LIBOR plus 2.50% or a base rate plus an applicable margin on any borrowings thereunder, and a commitment fee on the revolving portion of 0.50% on any unused commitment.

            Contractual Obligations and Commitments

            We have future obligations for debt repayments and future minimum rentals under operating leases. The obligations as of December 31, 2004 are summarized as follows (in thousands):

			Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1–3 years	4–5 years	Thereafter

Long–term debt	$378,321	$5,528	$10,023	$7,583	$355,187
Operating leases	145,418	23,005	41,167	30,987	50,259

	$523,739	$28,533	$51,190	$38,570	$405,446

            We have committed to exercise our option to purchase one of our currently leased eldercare centers in the State of New Hampshire for $4.1 million. The purchase option is contingent upon the lender’s consent for assumption of approximately $2.0 million of debt. That transaction is expected to occur at the end of the current lease term in March 2005.

            Off–Balance Sheet Commitments

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

Back to Contents

            We have extended $4.1 million in working capital lines of credit to certain jointly owned and managed companies, of which $2.2 million were unused at December 31, 2004. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

            We have posted $2.9 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on our consolidated balance sheet unless they are probable of being utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

            We have provided $0.3 million of financial guarantees related to loan commitments of one jointly owned and managed company. The guarantees are not recorded as liabilities on our consolidated balance sheet unless we are required to perform under the guarantee. Credit risk represents the accounting loss that would be recognized at the reporting date if counter–parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

Income Taxes

            At December 31, 2004, based on our financial position and operating results after the spin–off, we believe the net deferred tax assets, except for tax benefits related to net operating loss carryforwards, are more likely than not to be realized. In addition to taxable income limitations, the tax benefits related to net operating loss carryforwards are subject to statutory limitations as well as contractual limitations between us and NCI and, therefore, remain fully reserved. For the three months ended December 31, 2004, we utilized $7.0 million in net operating loss carryforwards, and had estimated net operating loss carryforwards remaining of $179.0 million, utilization of which is subject to the aforementioned limitations. The ultimate net operating loss carryforwards available to us will not be determinable until the preparation of NCI’s federal tax return for its fiscal year ended September 30, 2004 is completed. This could materially reduce our estimated net operations loss carryforwards.

Critical Accounting Policies

            We consider an accounting policy to be critical if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. Our critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. We believe that the following represents our critical accounting policies, which are described in our Annual Report on Form 10–K for the fiscal year ended September 30, 2004:

•	Allowance for Doubtful Accounts;
•	Loss Reserves for Certain Self–Insured Programs;
•	Revenue Recognition / Contractual Allowances; and
•	Long–Lived Asset Impairments.

            During the current quarter, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.

Back to Contents

New Accounting Pronouncements

            In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, "Share–Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock–based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the fourth quarter of fiscal 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We expect the adoption of SFAS 123R will reduce our net income $0.6 million ($0.02 per diluted share) in the fourth fiscal quarter of 2005. See note 10 – “Stock Option Plan” for information related to the pro forma effects of stock–based employee compensation on our reported results assuming application of the fair value recognition provisions of SFAS 123.

Other

            We manage the operations of 43 eldercare centers and 13 transitional care units. Under a majority of these arrangements, we employ the operational staff of the managed business for ease of benefit administration and bill the related wage and benefit costs on a dollar–for–dollar basis to the owner of the managed property. In this capacity, we operate as an agent on behalf of the managed property owner and are not the primary obligor in the context of a traditional employee/employer relationship. Historically, we have treated these transactions on a “net basis”, thereby not reflecting the billed labor and benefit costs as a component of our net revenue or expenses. For the three months ended December 31, 2004, we billed our managed clients $27.3 million for such labor related costs compared to $27.2 million for the comparable period in the prior year.

Seasonality

            Our earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors, which include the timing of Medicaid rate increases and payroll tax obligations, inclement weather, seasonal census cycles, and the number of calendar days in a given quarter.

Impact of Inflation

            The healthcare industry is labor intensive. Wages and other labor costs are especially sensitive to inflation and marketplace labor shortages. To date, we have sought to offset our increased operating costs by increasing charges for our services and expanding our services. We have also implemented cost control measures to limit increases in operating costs and expenses but cannot predict our ability to control such operating cost increases in the future. See “Cautionary Statements Regarding Forward–Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 3:   Quantitative and Qualitative Disclosures about Market Risk

            We are exposed to the impact of interest rate changes.

            At December 31, 2004, we have $127.8 million of debt subject to variable rates of interest. A one percent change in LIBOR would result in a change to our interest expense of $1.3 million annually.

            At December 31, 2004, we have $118.3 million of cash and equivalents that are affected by market rates of interest. A one percent change in the rate of interest would result in a change in interest income on cash and equivalents of $1.2 million annually.

            At December 31, 2004, we held $89.0 million of restricted investments in marketable securities that are affected by market rates of interest. A one percent change in the rate of interest would result in a change in interest income on those investments of $0.9 million annually.

Back to Contents

ITEM 4:  Controls and Procedures

            (a)  Evaluation of disclosure controls and procedures.

            As required by Rule 13a–15(b) of the Securities Exchange Act of 1934, as amended, (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10–Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

            We are currently documenting, evaluating the design effectiveness of and testing the internal controls of our significant processes over financial reporting, as required by Section 404 of the Sarbanes–Oxley Act, in order to allow our management to report on, and our Registered Independent Public Accounting Firm to attest to, our internal controls over financial reporting. The evaluation and testing requires significant costs and management time. In the course of our ongoing evaluation and testing, management has identified certain deficiencies and implemented remediation plans or is in the process of planning remediation for the deficiencies. In addition, we have identified a control weakness that is deemed by management to be a significant deficiency that compromised the effectiveness of our internal controls. A significant deficiency is defined under the rules of the Public Company Accounting Oversight Board as a control deficiency in a company’s financial reporting processes that creates more than a remote likelihood that a misstatement of the company’s financial statements that is more than inconsequential will not be prevented or detected. Specifically, management identified a deficiency related to cut–off procedures in the purchasing process. We have implemented a compensating control to remediate this weakness. We believe this control effectively eliminates the internal control deficiency identified with respect to our purchasing cut–off procedures.

            Based on an evaluation of the effectiveness of disclosure controls and procedures and following the implementation of the compensating control described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

            (b)  Changes in internal controls.

            Except as noted in the paragraphs under (a) above, there was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10–Q that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

Back to Contents

PART II:   OTHER INFORMATION

ITEM 1:	Legal Proceedings–

Haskell et al. v. Goldman Sachs & Co. et al

We understand that NeighborCare, Inc., our former parent, is the defendant in an action brought by former investors in NeighborCare, Inc. on January 27, 2004 in the Supreme Court of New York, County of New York. The plaintiffs collectively held over $205.0 million in subordinated debentures prior to the filing by NeighborCare, Inc. and substantially all of our subsidiaries of a Chapter 11 bankruptcy petition in 2000. The claim alleges fraud and grossly negligent misrepresentation by defendants NeighborCare, Inc., Goldman Sachs & Co., Mellon Bank, N.A., Highland Capital Management, LP, and George V. Hager, Jr., our Chief Executive Officer (and former Chief Financial Officer of NeighborCare, Inc. prior to the spin–off), in connection with the Bankruptcy Court’s approval of the plan of reorganization confirmed by the Bankruptcy Court in 2001 which canceled the subordinated debentures. The plaintiffs seek to recover $200.0 million plus interest costs and fees. The action has been removed to the Bankruptcy Court for the District of Delaware. In July 2004, we received notice from NeighborCare, Inc. indicating that it believes we are responsible for 50% of the legal fees related to this matter. We further understand that MellonBank, N.A. has asserted a claim against Neighborcare, Inc. for indemnification for expenses and damages related to the former investors’ claim. While we have advanced Neighborcare, Inc. 50% of the deductible under the insurance policy related to the former investors’ claim, we have not made a determination with respect to our ultimate liability, if any, relative to this case.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds – None

ITEM 3:	Defaults Upon Senior Securities – None

ITEM 4:	Submission of Matters to a Vote of Security Holders – None

Back to Contents

ITEM 5:     Other Information

Incentive Compensation Program

     Annually, the Compensation Committee approves an incentive compensation program for management–level employees. The goal of the incentive compensation program is to reward management–level employees for their contributions to individual and corporate objectives. The incentive compensation program provides for a bonus equal to a percentage of a participant’s year–end base salary. The bonus varies depending upon the attainment of certain individual and corporate objectives. Among other things, the objectives include clinical and financial performance measures.

     2004 Incentive Compensation Program. The Compensation Committee approved the award of annual cash incentive bonuses for fiscal 2004 to certain executive officers and management level employees. The awards were made pursuant to the 2004 Incentive Compensation Program adopted by the Compensation Committee in December 2003, which is not set forth in a written agreement. The awards were made based on the individual’s achievement of his or her individual targets and Genesis’ achievement of the financial performance measures set by the Compensation Committee for fiscal 2004. Achievement of targets set by the Compensation Committee for our named executive officers, as such term is defined by Item 402(a)(3) of Regulation S-K in fiscal 2004, were dependent upon Genesis’ earnings per share, earnings before interest expense, income taxes, depreciation and amortization (EBITDA), certain clincial goals and employee retention rates. The amount of each award was based on the target bonus set by the Compensation Committee for each individual for fiscal 2004. Named executive officers (with the exception of George V. Hager, Jr., Genesis’ Chief Executive Officer) were eligible for a 15% bonus if they achieved their baseline targets (100%) and a maximum bonus of 35% of their salary if they achieved their stretch targets.

     The Compensation Committee awarded Mr. Hager a performance bonus of $525,000 with respect to fiscal 2004 pursuant to the employment agreement and 2004 Incentive Compensation Program. In fiscal 2004, David C. Almquist, Richard P. Blinn, James V. McKeon and Robert A. Reitz, Genesis’ named executive officers, earned a performance bonus of $103,000, $103,000, $114,000 and $93,000, respectively, under the 2004 Incentive Compensation Program.

     2005 Incentive Compensation Program. In November 2004, the Compensation Committee adopted the 2005 Incentive Compensation Program, which is not set forth in a written agreement, for fiscal 2005. The 2005 Incentive Compensation Program is very similar to the 2004 Incentive Compensation Program.

     The Compensation Committee has established the performance goals for fiscal year 2005 with regard to Mr. Hager’s and each named executive officer’s bonus, which include: 100% achievement of Genesis’ EBITDA target; 100% achievement of Genesis’ EPS target; 100% achievement of Genesis’ Return on Invested Capital target; achievement of specific clinical and human resource objectives, and a stretch target to include a capped, proportional share of excess pre–tax earnings.

     In the 2005 Incentive Compensation Program, the target bonus for the named executive officers (with the exception of Mr. Hager who remains eligible for a bonus of up to 100% of his salary) is 40% of salary and is achieved by Genesis reaching its target financial goals and the individual officer reaching his/her individual goals. The stretch bonus is achieved by Genesis exceeding its financial goals and is up to an additional 20% of salary. To date, incentive bonuses have been paid in cash. In November 2004, the Compensation Committee determined that, in the future, 25% of the incentive bonus for the named executive officers will be paid in restricted Common Stock under the 2003 Stock Incentive Plan (to the extent that shares are available under the 2003 Stock Incentive Plan). The value of the portion of the incentive bonus paid in restricted Common Stock will be increased by 25%. The Common Stock would vest quarterly over a three–year period, beginning on January 1st of the year following the end of the fiscal year for which the award is granted (Year 1). In the event that Genesis achieved 105% of its earnings per share target in Year 1, the portion that would have vested in Year 3 would be accelerated to vest in Year 2.

Base Salary

     Under Mr. Hager’s employment agreement his initial annual base salary for last calendar year was $600,000. For this calendar year, the Compensation Committee established Mr. Hager’s annual base salary at $675,000.

     Pursuant to their employment agreements, Messrs. Almquist’s, Blinn’s, McKeon’s and Reitz’s initial annual base salary for last calendar year was $295,000, $295,000, $325,000 and $345,000, respectively. For this calendar year, the Compensation Committee has established Messrs. Almquist’s, Blinn’s, McKeon’s and Reitz’s annual base salary at $305,000, $305,000, $375,000, and $375,000, respectively.

Special Bonus

     Messrs. Almquist, Blinn, McKeon and Reitz were awarded a one–time, special bonus for Genesis’ successful transition of operations in connection with its spin–off of $47,000, $47,000, $86,000 and $57,000, respectively.

Director Compensation

     Each director who is not an employee of Genesis receives an annual fee of $25,000 for serving as a director and $1,500 for each day during which he or she participates in a meeting of Genesis’ Board of Directors and $1,000 for each meeting of a committee of Genesis’ Board of Directors of which he or she is a member, with the exception of the meetings of the Audit Committee, which has a $1,500 daily meeting fee. The following additional fees are also paid annually: $25,000 to the Lead Director; $5,000 to the Chairperson of each committee (other than the Audit Committee), as approved for 2005 (in 2004 only the Chairperson of the Audit Committee received additional compensation); and $7,500 to the Chairperson and financial expert of the Audit Committee (that fee will be split evenly if the Chairperson and financial expert are different people). Genesis intends to make annual grants of restricted Common Stock having a fair market value at the time of grant of $95,000 to each non–employee director. The restricted common stock granted to non-employee directors vests on the earlier of three years from the date of the grant or the date a director ceases to serve the company.

Back to Contents

ITEM 6:	Exhibits

	(a)	Exhibits

31.1	Certification of George V. Hager, Jr., Chief Executive Officer, of the Company dated February 9, 2005 pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of James V. McKeon, Chief Financial Officer, of the Company dated February 9, 2005 pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of George V. Hager, Jr., Chief Executive Officer, of the Company dated February 9, 2005 pursuant to 18 U.S.C. Section 1350.

32.2	Certification of James V. McKeon, Chief Financial Officer, of the Company dated February 9, 2005 pursuant to 18 U.S.C. Section 1350.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesis HealthCare Corporation

Date: February 9, 2005	/s/ James V. McKeon James V. McKeon, Chief Financial Officer

Date: February 9, 2005	/s/ George V. Hager, Jr. George V. Hager, Jr., Chief Executive Officer and Chairman of the Board