Form 10-Q
period 2005-03-31
GENESIS HEALTHCARE CORP
filed 2005-05-10
CIK 1236736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

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

YES ☑ NO ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

YES ☑ NO ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS.

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES ☑ (1) NO ☐

(1)	In 2000, prior to the creation of the registrant, a substantial majority of the registrant’s subsidiaries filed for relief under Chapter 11 of the Bankruptcy Code and emerged from such proceedings in 2001.

APPLICABLE ONLY TO CORPORATE ISSUERS.

          As of May 6, 2005: 19,820,859 shares of the registrant’s common stock were outstanding, including 134,009 shares currently held in escrow to be issued in connection with a joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

		Page
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS		1

PART I: FINANCIAL INFORMATION

ITEM 1:	Financial Statements	3

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	39

ITEM 4:	Controls and Procedures	40

PART II: OTHER INFORMATION

ITEM 1:	Legal Proceedings	41

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds	41

ITEM 3:	Defaults Upon Senior Securities	41

ITEM 4:	Submission of Matters to a Vote of Security Holders	42

ITEM 5:	Other Information	42

ITEM 6:	Exhibits	43

SIGNATURES		44

Exhibit Index
Ex-4.1 Indenture
Ex-4.2 Supplemental Indenture
Ex-10.1 Amendment to 2003 Stock Incentive Plan
Ex-10.2 Purchase Agreement
Ex-10.3 Registration Rights Agreement
Ex-10.4 Amended and Restated Credit, Security, Guaranty and Pledge Agreement
Ex-31.1 Certification
Ex-31.2 Certification
Ex-32.1 Certification
Ex-32.2 Certification

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

     Statements made in this report, and in our other public filings and releases, which are not historical facts, contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

•	statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our unaudited condensed consolidated financial statements, such as demographic trends and our ability to take advantage of such demographic trends; the expected impact of staffing and retention programs; our ability to meet our working capital requirements, debt service, and future cash needs; future earnings, capital expenditure, asset sales, debt and lease requirements; our potential extension of credit to our joint venture partners; the expected changes in and effects of government legislation and regulation on our business; estimates in our pro forma financial data and critical accounting policies, including the adequacy of our allowance for doubtful accounts, any anticipated impact of long-lived asset impairments and our ability to provide for outstanding losses and loss expenses for our self-insured programs; the estimated impact of new accounting pronouncements upon adoption; the estimated amount of net operating loss carryforwards available to us;

•	statements contained in “Quantitative and Qualitative Disclosures About Market Risk;” and

•	statements contained in the notes to our unaudited condensed consolidated financial statements and in “Legal Proceedings” regarding the effects of litigation.

     The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that these statements are not guarantees of future performance and that actual results and trends in the future may differ materially.

     Factors that could cause actual results to differ materially include, but are not limited to, the following, certain of which are discussed more fully in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004:

•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid, or the implementation of other measures to reduce the reimbursement for our services;

•	the expiration of enactments providing for additional governmental funding;

•	the impact of federal and state regulations;

•	changes in case mix, payor mix and payment methodologies;

•	competition in our businesses;

•	the capital intensive nature of our inpatient services segment;

•	an increase in insurance costs and potential liability for losses not covered by, or in excess of, our insurance;

•	competition for, and availability of, qualified staff in the healthcare industry, and risks of potential labor strikes;

•	our ability to control operating costs and generate sufficient cash flow to meet operational and financial requirements;

•	our ability, and the ability of our subsidiary guarantors, to fulfill debt obligations;

•	our covenants and restrictions contained in financing agreements which limit our discretion in the operation of our business;

•	the economic condition of, or changes in, the laws affecting our business in those markets in which we operate;

•	the impact of acquisitions, and our ability to integrate acquired businesses, on our operations and finances;

•	our ability to quantify and realize tax benefits relating to our estimated net operating loss carryforwards;

•	our ability to ensure and maintain an effective system of internal control over financial reporting;

•	the impact of implementing new information systems;

•	our charter documents and the Pennsylvania Business Corporation Law of 1988, as amended, which could delay or prevent a change of control;

•	the difficulty in evaluating certain of our financial information due to the spin-off;

•	the ability to engage successfully in acquisitions and other strategic transactions;

•	federal income tax liabilities and indemnification obligations related to the spin-off;

•	potential conflicts of interest as a result of continuing relationships with NCI;

•	the ability of NCI, as our single largest supplier of pharmaceutical products and services, to act as a stand-alone entity; and

•	acts of God or public authorities, war, civil unrest, terrorism, fire, floods, earthquakes and other matters beyond our control.

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

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND SEPTEMBER 30, 2004
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2005	September 30, 2004

Assets:
Current assets:
Cash and equivalents	$126,167	$126,071
Current portion of restricted investments in marketable securities	33,289	29,887
Accounts receivable, net of allowances for doubtful accounts of $31,233 and $29,382, at March 31, 2005 and September 30, 2004, respectively	228,081	164,622
Prepaid expenses and other current assets	32,116	33,526
Assets held for sale	1,400	6,267

Total current assets	421,053	360,373

Property and equipment, net of accumulated depreciation of $136,976 and $114,162, at March 31, 2005 and September 30, 2004, respectively	717,432	695,511
Assets held for sale	2,511	2,511
Restricted investments in marketable securities	74,475	65,121
Other long-term assets	113,952	120,647

Total assets	$1,329,423	$1,244,163

Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long-term debt	$4,121	$27,230
Accounts payable and accrued expenses	192,127	150,661
Current portion of self-insurance liability reserves	33,289	29,887

Total current liabilities	229,537	207,778

Long-term debt	419,741	375,841
Deferred income taxes	1,084	—
Self-insurance liability reserves	59,625	62,920
Other long-term liabilities	32,891	28,858
Commitments and contingencies
Shareholders’ equity:
Common stock — par $0.01, 45,000,000 authorized at March 31, 2005 and September 30, 2004, 19,731,398 and 20,011,795 outstanding at March 31, 2005 and September 30, 2004, respectively	203	200
Additional paid in capital	563,820	547,841
Retained earnings	44,821	20,504
Accumulated other comprehensive (loss) income	(1,505)	221
Treasury stock at cost, 520,000 shares at March 31, 2005	(20,794)	—

Total shareholders’ equity	586,545	568,766

Total liabilities and shareholders’ equity	$1,329,423	$1,244,163

See accompanying notes to unaudited condensed consolidated financial statements.

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended
	March 31, 2005	March 31, 2004

Net revenues	$454,566	$378,681
Operating expenses:
Salaries, wages and benefits	254,579	242,767
Other operating expenses	126,756	81,709
General and administrative costs	21,863	18,063
Loss on early extinguishment of debt	4,289	655
Lease expense	6,610	6,797
Depreciation and amortization expense	13,206	11,464
Interest expense	6,261	7,528

Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	21,002	9,698
Income tax expense	7,897	3,929

Income before equity in net income of unconsolidated affiliates and minority interests	13,105	5,769
Equity in net income of unconsolidated affiliates	679	466
Minority interests	(153)	(84)

Income from continuing operations	13,631	6,151
Loss from discontinued operations, net of taxes	(164)	(577)

Net income	$13,467	$5,574

Per common share data:
Basic:
Income from continuing operations	$0.68	$0.31
Loss from discontinued operations	(0.01)	(0.03)
Net income	$0.67	$0.28
Weighted average shares	19,985,375	19,923,669

Diluted:
Income from continuing operations	$0.66	$0.31
Loss from discontinued operations	(0.01)	(0.03)
Net income	$0.65	$0.28
Weighted average shares	20,688,735	20,038,865

See accompanying notes to unaudited condensed consolidated financial statements.

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2005 AND 2004
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Six months ended
	March 31, 2005	March 31, 2004

Net revenues	$853,593	$744,991
Operating expenses:
Salaries, wages and benefits	506,355	475,178
Other operating expenses	211,740	158,303
General and administrative costs	42,698	38,799
Loss on early extinguishment of debt	4,832	828
Lease expense	13,581	14,117
Depreciation and amortization expense	24,525	23,028
Interest expense	12,893	13,349

Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	36,969	21,389
Income tax expense	14,379	8,672

Income before equity in net income of unconsolidated affiliates and minority interests	22,590	12,717
Equity in net income of unconsolidated affiliates	1,790	1,024
Minority interests	(424)	(159)

Income from continuing operations	23,956	13,582
Income (loss) from discontinued operations, net of taxes	359	(2,002)

Net income	$24,315	$11,580

Per common share data and pro forma per common share data (note 5):
Basic:
Income from continuing operations	$1.20	$0.68
Income (loss) from discontinued operations	0.02	(0.10)
Net income	$1.22	$0.58
Weighted average shares	20,004,214	19,910,887

Diluted:
Income from continuing operations	$1.16	$0.68
Income (loss) from discontinued operations	0.02	(0.10)
Net income	$1.18	$0.58
Weighted average shares	20,590,870	19,993,839

See accompanying notes to unaudited condensed consolidated financial statements.

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2005 AND 2004
(IN THOUSANDS)

	Six months ended
	March 31, 2005	March 31, 2004

Cash flows from operating activities:
Net income	$24,315	$11,580
Net charges included in operations not requiring funds	49,236	40,529
Changes in assets and liabilities:
Accounts receivable	(59,183)	(8,325)
Accounts payable and accrued expenses	40,438	23,203
Other, net	4,090	9,376

Total adjustments	34,581	64,783

Net cash provided by operating activities	58,896	76,363

Cash flows from investing activities:
Capital expenditures	(23,094)	(14,846)
Net purchases of restricted marketable securities	(14,192)	(325)
Purchase of eldercare centers and lease amendments	(5,342)	(48,773)
Proceeds from sales of eldercare assets	5,292	7,806
Other, net	1,385	311

Net cash used in investing activities	(35,951)	(55,827)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	180,000	410,000
Repayment of long-term debt	(176,312)	(248,484)
Debt issuance costs and debt prepayment premium	(8,861)	(9,337)
Purchase of common stock for treasury	(20,794)	—
Proceeds from exercise of stock options	3,118	—
Net transactions with NCI, prior to the spin-off	—	(55,548)

Net cash (used in) provided by financing activities	(22,849)	96,631

Net increase in cash and equivalents	$96	$117,167
Cash and equivalents:
Beginning of period	126,071	8,791

End of period	$126,167	$125,958

Supplemental disclosure of cash flow information:
Interest paid	$13,463	$5,734
Taxes paid	4,597	1,798

Non-cash financing activities:
Capital leases	$1,570	$—
Assumption of debt	15,533	33,727

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

     The following pro forma financial information gives effect to the spin-off as if it occurred on October 1, 2003. The pro forma data is for informational purposes only and does not purport to represent the results of future periods. The pro forma data reflects adjustments based upon available information and certain assumptions that management of GHC considers reasonable. No changes in operating revenues and expenses have been made to reflect the results of any modifications to operations that might have been made had the spin-off been completed on the aforesaid effective date for purposes of the pro forma results. The following pro forma information is presented in thousands, except per share information:

	Six months ended March 31, 2004
	As reported	Pro forma
Net revenues	$744,991	$744,991
Income from continuing operations	13,582	12,403
Diluted earnings per share — from continuing operations	0.68	0.62

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements through November 30, 2003 have been prepared on a basis which reflects the historical financial statements of GHC assuming that the operations of NCI contributed in the spin-off were organized as a separate legal entity, owning certain net assets of NCI. Beginning December 1, 2003, the accompanying unaudited condensed consolidated financial statements have been prepared on a basis which reflects the net operation of GHC as a stand-alone entity.

     Prior to the spin-off, substantially all of GHC’s cash accounts were linked to NCI’s centralized cash management system. Accordingly, substantially all cash generated from or used in GHC’s operations had been transferred to and from NCI. For instance, NCI funded nearly all routine and capital cash disbursements on behalf of GHC. Likewise, on a daily basis, GHC transferred its cash receipts directly to the concentrated bank account of NCI. The net transactions with NCI as reflected in the unaudited condensed consolidated statements of cash flows for the six months ended March 31, 2004 represent these cash activities between NCI and GHC. Prior to the spin-off, the financing activities between NCI and GHC were in the form of equity capital advances and there were no formal repayment or interest arrangements.

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

     Correction of Errors

     During the six months ended March 31, 2005, the Company recorded an increase to accounts payable and other operating expenses of $2.8 million to reflect an estimate of previously unaccrued costs resulting from a weakness in the Company’s purchasing cut-off procedures. The Company has remediated the internal control weakness and believes that the correction is not material to any previously reported financial statements and is not material to earnings trends.

     Also during the six months ended March 31, 2005, the Company recorded a $1.3 million increase to depreciation expense and accumulated depreciation resulting from modifications to the useful lives assigned to certain fixed assets. The cumulative error principally relates to the period beginning after the Company’s adoption of fresh start reporting, or October 1, 2001 through March 31, 2005. The error accumulated ratably over this period and, therefore, is not material to any previously reported financial statements and is not material to earnings trends.

     Description of Business

     GHC’s business is comprised of two primary business segments, inpatient services and rehabilitation therapy services. These segments are supported by complementary service capabilities and a general and administrative function.

     GHC provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. At March 31, 2005, GHC had 214 owned, leased, managed and jointly owned eldercare centers with 26,304 beds. Revenues of GHC’s owned and leased centers constitute approximately 89% of GHC’s revenues, and are presented in GHC’s segment information as inpatient services revenues. Management fees earned from eldercare centers that are managed and/or jointly owned by GHC are included in all other revenues presented in GHC’s segment information. See note 8 – “Segment Information.”

     GHC provides an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy. These services are provided by approximately 4,400 licensed rehabilitation therapists and assistants employed or contracted at substantially all of the eldercare centers operated by GHC, as well as by contract to healthcare facilities operated by others and through any one of GHC’s 13 certified outpatient rehabilitation agencies. After the elimination of intercompany revenues, the rehabilitation therapy services segment constitutes approximately 8% of GHC’s revenues.

     GHC also provides an array of other complementary services, including respiratory health services, physician services, hospitality services, staffing services and other healthcare related services.

     Other

     During the six months ended March 31, 2005, GHC recognized a tax refund and a tax credit of $0.7 million and $0.2 million, respectively, which reduced the Company’s effective tax rate of 39.8% to 37.5%.

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

     The proposed Federal Budget that was released in February 2005 contains provisions to cut Medicare funding for skilled nursing facilities by more than $1.5 billion beginning October 1, 2005 by issuing regulations implementing refinements to the current resource utilization group classification payment system. GHC refers to the anticipated refinement to the resource utilization group classification system as “RUGs refinement.” Although GHC is unable to predict with certainty the extent of the impact of RUGs refinement on its financial condition and operating results, GHC believes it could result in a significant reduction in its net income.

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

     Use of Estimates

     The Company has made a number of estimates relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities, to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Some of the more significant estimates impact accounts receivable, long-lived assets and loss reserves for self-insured programs. It is at least reasonably possible that GHC will revise its estimates significantly in the near term. Any subsequent differences arising are recorded in the period in which they are determined.

(3) Significant Transactions and Events

     Issuance of Convertible Senior Subordinated Debentures

     In March 2005, GHC completed a private placement of $180.0 million aggregate principal amount of its 2.5% convertible senior subordinated debentures due 2025 to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. After paying financing fees of approximately $5.5 million, GHC used (i) approximately $20.1 million of the net proceeds of the offering to repurchase shares of its common stock from the initial purchasers of the debentures in negotiated transactions concurrently with the offering, (ii) approximately $119.7 million of the net proceeds to repay the remaining outstanding borrowings under the term loan portion of its senior credit facility, and (iii) the balance for general corporate purposes, including debt repurchases described below.

     Senior Credit Facility Amendment

     In March, 2005, in connection with the offering of the convertible senior subordinated debentures, GHC entered into an amended and restated senior credit agreement pursuant to which the Company refinanced the indebtedness under its existing senior credit agreement. The Company repaid all outstanding borrowings under the term loan portion of the senior credit facility and expanded the borrowing capacity of the revolving credit portion.

     The existing senior credit agreement provided for a revolving credit facility of $75.0 million, with sub limits for swing line loans, letters of credit and term loans. The amended and restated senior credit agreement provides for a $125.0 million revolving credit facility, with sub limits for the issuance of letters of credit and for swing line loans.

     Share Repurchase

     In February 2005, GHC’s Board of Directors authorized an increase to the size of its previously established share repurchase program from $25.0 million to $50.0 million of the Company’s common stock. Share repurchases may take place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. There were 520,000 shares of common stock repurchased at a cost of $20.8 million as of March 31, 2005.

     Debt Repurchase

     In February 2005, GHC’s Board of Directors authorized the repurchase of a portion of GHC’s 8% senior subordinated notes due 2013 from time to time commencing in March 2005. There were $23.5 million of 8% senior subordinated notes repurchased as of March 31, 2005. The debt repurchases resulted in a prepayment premium of $2.4 million, which is included in loss on early extinguishment of debt.

     Amendment to 2003 Stock Incentive Plan

     At the 2005 Annual Meeting of Shareholders of GHC held in February 2005, the shareholders of GHC approved an amendment to the 2003 Stock Incentive Plan to increase the number of shares of common stock available for issuance under the 2003 Stock Incentive Plan from 750,000 to 1,000,000.

     Recognition of Pennsylvania and New Jersey Provider Assessments

     Provider assessments generate additional federal matching funds to the states for Medicaid reimbursement purposes, and implementation of a provider assessment plan requires approval by the Centers for Medicare and Medicaid Services (CMS) in order to qualify for federal matching funds. These plans usually take the form of a bed tax or a quality assessment fee, which is imposed uniformly across classes of providers within the state. In turn, the state utilizes the additional federal matching funds generated by the tax to pay increased reimbursement rates to the providers, which often include a repayment of a portion of the provider tax based on the provider’s percentage of Medicaid patients.

     In January 2005, CMS approved the Pennsylvania provider assessment. The Pennsylvania provider assessment, which is retroactive to July 1, 2003 and will expire on June 30, 2007, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the Pennsylvania provider assessment resulted in increased revenue and net income of $42.0 million and $3.7 million, respectively in the quarter ended March 31, 2005, of which, $30.9 million of revenue and $3.3 million of net income relates to periods prior to the current fiscal year.

     In February 2005, CMS approved the New Jersey provider assessment. The New Jersey provider assessment, which is retroactive to July 1, 2004 and will expire on June 30, 2006, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the New Jersey provider assessment resulted in increased revenue and net income of $12.8 million and $1.8 million, respectively in the quarter ended March 31, 2005, of which, $4.3 million of revenue and $0.6 million of net income relates to periods prior to the current fiscal year.

     Purchase of Joint Venture Interests

     Effective January 1, 2005, GHC acquired its joint venture partner’s interest in a Commonwealth of Massachusetts skilled nursing facility having 123 beds. Prior to that acquisition, the Company owned a 50% interest in the facility and managed its operations. Upon completion of the transaction, GHC owned 100% of the facility and began consolidating the revenues, expenses, assets and liabilities of the facility on January 1, 2005. The aggregate consideration consisted of cash of $0.5 million to acquire the remaining partnership interests and the assumption of approximately $6.0 million of debt, all of which was repaid at the closing of the transaction. The facility’s annual revenues and pretax income are expected to approximate $10.1 million and $1.1 million, respectively. The facility had total assets of approximately $10.4 million at the date of acquisition.

     Acquisition of Previously Leased ElderCare Center and Lease Termination

     On January 31, 2005, GHC acquired the land and building of a State of New Jersey skilled nursing facility having 136 beds that it previously leased. The purchase price of approximately $15.8 million includes the assumption of a $9.5 million, 6% fixed rate mortgage that matures in October 2007. The revenues, operating expenses and working capital of the purchased center are consolidated in GHC’s historical results. The transaction results in an annual reduction to lease expense of approximately $1.5 million and an increase to depreciation expense and interest expense of approximately $0.5 million and $0.6 million, respectively.

     On January 31, 2005, GHC terminated the lease of a State of New Jersey skilled nursing facility having 186 beds. Upon termination, the center was classified as a discontinued operation; consequently, its results of operations in the current and prior year periods have been classified as discontinued operations in the unaudited condensed consolidated statements of operations. The annual revenues and pretax income of this center approximate $12.3 million and $1.4 million, respectively.

     Sale of Assets

     On December 1, 2004, GHC sold its two remaining eldercare centers based in the State of Wisconsin for net cash proceeds of $4.6 million. These centers are classified as assets held for sale in the condensed consolidated balance sheet at September 30, 2004.

(4) Long-Term Debt

     Long-term debt at March 31, 2005 and September 30, 2004 consists of the following (in thousands):

	March 31, 2005	September 30, 2004

Senior credit facility – term loan	$—	$134,075
Senior subordinated notes	201,475	225,000
Convertible senior subordinated debentures	180,000	—
Mortgages and other secured debt	42,387	43,996

	423,862	403,071
Less:
Current portion of long-term debt	(4,121)	(27,230)

Long-term debt	$419,741	$375,841

     Senior credit facility. On December 1, 2003, GHC entered into a senior credit facility that provided for a fully drawn $185.0 million term loan and a revolving credit facility of $75.0 million. In March 2005, in connection with the offering of the convertible senior subordinated debentures, GHC entered into an amended and restated senior credit agreement pursuant to which the Company refinanced the indebtedness under its existing senior credit agreement. The Company repaid all outstanding borrowings under the term loan portion of the senior credit facility and expanded the borrowing capacity of the $75.0 million revolving credit portion of the senior credit facility.

     The senior credit agreement previously provided for a revolving credit facility, with sub limits for swing line loans, letters of credit and term loans. The amended and restated senior credit agreement provides for a $125.0 million revolving credit facility, with sub limits for the issuance of letters of credit and for swing line loans. However, so long as GHC is not in default and if it finds lenders that are willing to commit, the amended and restated senior credit agreement allows GHC to add up to $50.0 million of additional available credit under the revolver, subject to the approval of GHC’s Board of Directors. Each of GHC’s material U.S. subsidiaries provided guarantees of the indebtedness under the amended and restated senior credit agreement. GHC and the guarantors pledged substantially all of their personal property to secure the obligations under the amended and restated senior credit agreement, subject to certain exceptions agreed upon with the lenders. In addition, the mortgages that GHC and its subsidiaries provided under the prior credit agreement continue to secure the amended and restated senior credit agreement, but GHC is not required to provide additional mortgages except under certain limited circumstances. The amended and restated senior credit agreement has a five year term.

     GHC pays interest monthly on the outstanding loans under the amended and restated senior credit agreement at either a base rate plus a margin or at the London Interbank Offered Rate (LIBOR) plus a margin. Initially, that margin will be 0.50% for base rate loans and 1.50% for LIBOR loans. The margin will be adjusted, from time to time, depending on GHC’s leverage ratio. For LIBOR loans, the margin range is from 1.00% to 2.00%. For base rate loans, the margin range is from 0.00% to 1.00%. GHC pays a commitment fee to the lenders on the unused portion of the revolving credit facility equal to 0.50% of the unused amount; that percentage will drop to 0.375% if GHC’s leverage ratio drops below 2.25:1.00.

     The agreements and instruments governing the amended and restated senior credit agreement contain various restrictive covenants that, among other things, restrict the ability of GHC and its subsidiaries that guarantee the indebtedness under the amended and restated senior credit agreement to: incur more debt; pay dividends; purchase GHC common stock or make other distributions; make payments in respect of subordinated debt; make certain investments; create liens; enter into transactions with affiliates; make acquisitions, merge or consolidate; and transfer or sell assets.

     The amended and restated senior credit agreement requires that GHC maintain compliance with certain financial covenants as defined in the agreement, including a senior leverage ratio, a total leverage ratio and a fixed charge coverage ratio. There is also a limitation on the amount of capital expenditures that GHC may make.

     Senior subordinated notes. In October 2003, GHC issued 8% senior subordinated notes in an aggregate principal amount of $225.0 million due in 2013. Interest is payable semi-annually in April and October. In July 2004, upon the expiration of an exchange offer, $224.0 million aggregate principal amount of senior subordinated notes registered under the Securities Act of 1933, as amended, were exchanged for the unregistered notes issued in October 2003. The aggregate principal amount of $1.0 million of unregistered notes was not exchanged and remains outstanding. Each of GHC’s subsidiaries that guarantees the indebtedness under the amended and restated senior credit agreement also guarantees the senior subordinated notes. The guarantees will be released at such time that such subsidiary ceases to be a guarantor under the amended and restated senior credit agreement or all of the senior subordinated notes are no longer outstanding.

     The indenture governing the senior subordinated notes contains various restrictive covenants that, among other things, restrict the ability of GHC and its subsidiaries that guarantee the senior subordinated notes to: incur more debt; pay dividends; purchase GHC common stock or make other distributions; make payments in respect of subordinated debt; make certain investments; create liens; enter into transactions with affiliates; make acquisitions, merge or consolidate; and transfer or sell assets.

     In February 2005, GHC’s Board of Directors authorized the repurchase of a portion of GHC’s 8% senior subordinated notes due 2013 from time to time commencing in March 2005. There were $23.5 million of senior subordinated notes repurchased as of March 31, 2005. The debt repurchases resulted in a prepayment premium of $2.4 million, which is included in loss on early extinguishment of debt.

     Convertible senior subordinated debentures. In March 2005, GHC completed a private placement of $180.0 million aggregate principal amount of its 2.5% convertible senior subordinated debentures due 2025 to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Interest is payable semi-annually in March and September. Each of GHC’s subsidiaries that guarantees the indebtedness under the senior subordinated notes also guarantees the convertible senior subordinated debentures. The guarantees will be released at such time that such subsidiary ceases to be a guarantor under the senior subordinated notes, all of the senior subordinated notes are no longer outstanding, or on March 20, 2012.

     The debentures may be converted into cash and, depending on the circumstances at the time of conversion, shares of GHC common stock. The initial conversion rate for the debentures will be equivalent to 18.4493 shares of common stock per $1,000 principal amount of the debentures (which is based upon an initial conversion price equivalent to approximately $54.20 per share), subject to adjustment under certain circumstances. The holders of the convertible senior subordinated debentures may convert their debentures into shares of GHC common stock prior to the stated maturity at their option only under the following circumstances: (1) if, after June 30, 2005, the closing price of GHC common stock exceeds 130% of the conversion price then in effect for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter; (2) during the five business days immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of debentures for each day of such period was less than 95% of the product of the closing price of GHC common stock and the applicable conversion rate then in effect, subject to certain exceptions; (3) the debentures have been called for redemption; (4) upon the occurrence of specified corporate transactions; or (5) upon the occurrence of certain designated events.

     Subject to certain exceptions, once debentures are tendered for conversion, the value, or conversion value, of the cash and shares of GHC common stock, if any, to be received by a holder converting $1,000 principal amount of the debentures will be determined by multiplying the applicable conversion rate by the ten trading day average closing price of GHC common stock. GHC will deliver the conversion value to holders as follows: (i) an amount in cash, referred to as the principal return, equal to the lesser of (x) the aggregate conversion value of the debentures to be converted and (y) the aggregate principal amount of the debentures to be converted, (ii) if the aggregate conversion value of the debentures to be converted is greater than the principal return, an amount in whole shares, referred to as the net shares, equal to such aggregate conversion value less the principal return, referred to as the net share amount, and (iii) an amount in cash in lieu of any fractional shares of GHC common stock. The number of net shares to be paid will be determined by dividing the net share amount by the ten trading day average closing price of GHC common stock.

     GHC may not redeem the convertible senior subordinated debentures before March 20, 2010. The holders of the convertible senior subordinated debentures may require GHC to purchase all or a portion of their debentures at any of three specified dates during the life of the debentures, with the first such date being March 15, 2012, or upon the occurrence of certain designated events for cash at a repurchase price equal to the principal amount plus accrued and unpaid interest plus, in the case of certain designated events that occur on or prior to March 20, 2010, a make whole premium, if any, payable solely in shares of GHC common stock.

     GHC used (i) approximately $20.1 million of the proceeds of the offering to repurchase shares of its common stock from the initial purchasers of the debentures in negotiated transactions concurrently with the offering, (ii) approximately $119.7 million of the proceeds to repay the remaining outstanding borrowings under the term loan portion of its senior credit facility, and (iii) the balance for general corporate purposes, including repurchases of the Company’s senior subordinated notes.

     The following pro forma financial information is presented as if the above noted financing transactions occurred on October 1, 2004. The pro forma adjustments assume proceeds of the $180.0 million offering of the 2.5% convertible senior subordinated debentures were used to (i) pay $5.6 million of related financing costs, (ii) repay $119.7 million of outstanding borrowings under the term loan portion of the senior credit facility, (iii) purchase $20.1 million of our common stock and (iv) purchase $34.6 million of our 8% senior subordinated notes. The pro forma data is for informational purposes only and does not purport to represent the results of future periods. The pro forma data reflects adjustments based upon available information and certain assumptions that management of GHC considers reasonable. No changes in operating revenues or expenses have been made to reflect the results of any modifications to operations that might have been made had the financing transactions been completed on the aforesaid effective dates for purposes of the pro forma results. The following pro forma information is presented in thousands, except per share information:

	Six months ended March 31, 2005
	As reported	Pro forma
Net revenues	$853,593	$853,593
Income from continuing operations	23,956	25,218
Diluted earnings per share — from continuing operations	1.16	1.26

     Mortgages and other secured debts. At March 31, 2005 and September 30, 2004, GHC had $42.4 million and $44.0 million, respectively, of other secured debt consisting principally of revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development. These loans are secured by the underlying real and personal property of individual eldercare centers and have fixed or variable rates of interest ranging from 2.8% to 11.0%, with a weighted average interest rate of 6.4% and 7.4% at March 31, 2005 and September 30, 2004, respectively. On November 30, 2004, GHC prepaid an $11.0 million, 11% fixed rate mortgage. GHC paid the lenders a $0.3 million penalty in connection with the prepayment. On January 31, 2005, GHC acquired the land and building of a State of New Jersey skilled nursing facility assuming a $9.5 million, 6% fixed rate mortgage that matures in October 2007.

(5) Earnings Per Share

     The computation of basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The computation of basic weighted average common shares for the six months ended March 31, 2004 is based upon the number of GHC shares distributed by NCI on December 1, 2003 in connection with the spin-off, assuming such distribution took place on October 1, 2003. Therefore, the basic weighted average common shares presented for the six months ended March 31, 2004 are labeled “pro forma”. The computation of diluted net income per common share is calculated by dividing net income by the sum of the weighted average basic common shares and potentially dilutive securities. GHC applies the treasury stock method in calculating potentially dilutive securities which assumes that the proceeds from the exercise of all GHC stock options are used to repurchase GHC common stock at the average market price for the period. For the three and six months ended March 31, 2005, GHC’s outstanding stock options yielded 273,824 and 233,171, respectively, potentially dilutive securities, in comparison to the three and six months ended March 31, 2004, in which GHC’s outstanding stock options yielded 44,823 and 23,385, respectively, potentially dilutive securities For the three and six months ended March 31, 2005, GHC’s unvested restricted stock yielded an additional 429,536 and 353,485, respectively, potentially dilutive securities under the modified treasury stock method in comparison to the three and six months ended March 31, 2004, in which GHC’s unvested restricted stock yielded 70,373 and 59,567, respectively, potentially dilutive securities.

(6) Comprehensive Income

     The following table sets forth the computation of comprehensive income for the three and six months ended March 31, 2005 and 2004 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004

Net income	$13,467	$5,574	$24,315	$11,580
Net unrealized loss on restricted investments in marketable securities	(1,120)	(430)	(1,437)	(312)
Minimum pension liability	(289)	—	(289)	—

Total comprehensive income	$12,058	$5,144	$22,589	$11,268

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

     The Company has classified several businesses as held for sale or closed. In 2002, GHC identified, and has since sold, all of its eldercare centers located in the states of Florida, Wisconsin and Illinois. In addition to these assets, since fiscal 2002 GHC has identified other eldercare centers in various states, one rehabilitation therapy services clinic, two physician service practices and its ambulance and diagnostics businesses as held for sale or closed due to under-performance.

     Consolidated interest expense has been allocated to discontinued operations for all periods presented based on allocated debt expected to be repaid in connection with the sale of the assets. The amount of after-tax interest expense allocated to discontinued operations in the three and six months ended March 31, 2005 was $0.1 million and $0.2 million, respectively. For the three and six months ended March 31, 2004 after-tax interest expense allocated to discontinued operations was $0.2 million and $0.4 million, respectively.

     GHC has separately classified an aggregate of $3.9 million and $8.8 million of carrying value associated with its assets held for sale in its unaudited condensed consolidated balance sheets at March 31, 2005 and September 30, 2004, respectively. GHC’s assets held for sale are classified in the unaudited condensed consolidated balance sheets within both current and non-current assets. The current portion of assets held for sale represents those assets for which the Company has binding agreements of sale.

     The following table sets forth net revenues and the components of income (loss) from discontinued operations for the three and six months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Net revenues	$1,930	$11,686	$8,453	$25,870

Net operating income (loss) of discontinued businesses	$359	$(966)	$1,088	$(2,770)
Loss on discontinuation or sale of businesses	(635)	—	(484)	(583)
Income tax benefit (expense)	112	389	(245)	1,351

(Loss) income from discontinued operations, net of taxes	$(164)	$(577)	$359	$(2,002)

     The loss on discontinuation of businesses represents the write-down of assets to estimated net realizable value.

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

     Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “All other services and corporate costs” category of revenues and EBITDA represents operating information of business units below the prescribed quantitative thresholds that trigger segment reporting requirements, and the Company’s corporate support functions. The operating business units in this category derive revenues from the following services: management services, respiratory health services, physician services, hospitality services, staffing services and other healthcare related services. The “Other adjustments” category consists of certain expenses that have not been allocated to the Company’s reportable segments or the “All other services and corporate costs” category. This approach to segment reporting is consistent with the Company’s internal financial reporting and the information used by the chief operating decision maker regarding the performance of the Company’s reportable and non-reportable segments.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2005	2004	2005	2004

Revenues:
Inpatient services — external	$409,772	$336,244	$763,908	$664,050
Rehabilitation services:
External	32,871	31,080	65,066	59,015
Intersegment	20,225	19,841	40,005	37,515
All other services:
External	11,923	11,357	24,619	21,926
Intersegment	15,147	15,410	28,994	40,555
Elimination of intersegment revenues	(35,372)	(35,251)	(68,999)	(78,070)

Total net revenues	454,566	378,681	853,593	744,991

EBITDA (1):
Inpatient services	56,259	38,242	105,768	79,384
Rehabilitation services	3,724	6,055	6,189	8,648
All other services and corporate costs	(15,225)	(14,952)	(32,738)	(29,438)
Loss on early extinguishment of debt	(4,289)	(655)	(4,832)	(828)

Total EBITDA	40,469	28,690	74,387	57,766

Capital and other:
Depreciation and amortization expense	(13,206)	(11,464)	(24,525)	(23,028)
Interest expense	(6,261)	(7,528)	(12,893)	(13,349)
Income tax expense	(7,897)	(3,929)	(14,379)	(8,672)
Equity in net income of unconsolidated affiliates	679	466	1,790	1,024
Minority interests	(153)	(84)	(424)	(159)

Income from continuing operations	13,631	6,151	23,956	13,582
(Loss) income from discontinued operations, net of taxes	(164)	(577)	359	(2,002)

Net income	$13,467	$5,574	$24,315	$11,580

(1)	GHC defines EBITDA as earnings from continuing operations before equity in net income of unconsolidated affiliates, minority interests, interest expense, income taxes, depreciation and amortization. EBITDA can be calculated through GHC’s unaudited condensed consolidated statements of operations by adding back interest expense, income taxes, depreciation and amortization, equity in net income of unconsolidated affiliates and minority interests costs to GHC’s income from continuing operations.

     Total assets by segment at March 31, 2005 and September 30, 2004 were as follows (in thousands):

	March 31, 2005	September 30, 2004

Inpatient services	$931,287	$865,440
Rehabilitation therapy services	38,063	36,212
All other	360,073	342,511

Total assets	$1,329,423	$1,244,163

(9) Restricted Investments in Marketable Securities

     At March 31, 2005 and September 30, 2004, the Company reported restricted investments in marketable securities of $107.8 million and $95.0 million, respectively. The Company’s restricted investments are held by Liberty Health Corporation, LTD. (LHC), GHC’s wholly owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, GHC and LHC are precluded from freely transferring funds through inter-company loans, advances or cash dividends.

     The Company’s restricted investments in marketable securities are classified in the unaudited condensed consolidated balance sheets within both current and non-current assets. The current portion of restricted investments in marketable securities represents an estimate of the level of outstanding self-insured losses the Company expects to pay in the succeeding 12 months.

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

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004

Net income — as reported	$13,467	$5,574	$24,315	$11,580
Deduct: Total stock-based employee compensation determined under fair value based method for all stock option awards, net of related tax effects	(625)	(669)	(1,394)	(1,883)

Net income — pro forma	$12,842	$4,905	$22,921	$9,697

Earnings per share:
Basic – as reported	$0.67	$0.28	$1.22	$0.58
Basic – pro forma	0.64	0.25	1.15	0.49
Diluted – as reported	$0.65	$0.28	$1.18	$0.58
Diluted – pro forma	0.62	0.24	1.11	0.48

     The fair value of stock options granted is estimated at the grant date using the Black-Scholes option-pricing model, which requires the use of highly subjective assumptions, including expected stock price volatility. The assumptions used in preparing the estimates were as follows:

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004

Volatility	39.30%	41.90%	33.73%	40.13%
Expected life (in years)	8.9	9.7	8.9	9.7
Rate of return	4.27%	4.66%	4.27%	4.66%
Dividend yield	0.00%	0.00%	0.00%	0.00%

(11) New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. On April 14, 2005, the Securities and Exchange Commission issued rules to allow companies to adopt the standard at the beginning of the fiscal year that begins after June 15, 2005, and, thus, will be effective for GHC beginning October 1, 2005. GHC is currently evaluating the option valuation methodologies, transition alternatives and assumptions in light of SFAS 123R, and therefore cannot estimate the impact of its adoption at this time. Adoption of the expensing requirements of SFAS 123R will increase GHC’s operating expenses. The new methodologies and assumptions may be different than those currently employed by GHC in disclosing the impact of applying the fair value-based method under SFAS 123 to outstanding and unvested awards. See note 10 – “Stock Option Plan” for information related to the pro forma effects of stock-based employee compensation on GHC’s reported results assuming application of the fair value recognition provisions of SFAS 123.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. In particular, SAB 107 provides guidance related to share-based payment transactions with non employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Managements Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. The Company is currently assessing the impact of SAB 107 on its implementation and adoption of SFAS 123R.

     In March, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FIN 46 (R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to address whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. The determination of whether an implicit variable interest exists should be based on whether the reporting enterprise may absorb the variability of the VIE or potential VIE. This FSP is effective, for entities to which the interpretations of FIN 46(R) have been applied, in the first reporting period beginning after March 3, 2005, or GHC’s quarter ended June 30, 2005. GHC has not yet determined the impact of adopting FSP FIN 46 (R)-5, if any, on its consolidated financial statements and related disclosures.

     At their March 2005 meeting, the Emerging Issues Task Force (EITF) reaffirmed its position regarding Issue No. 04-5 (EITF 04-05), “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.” The tentative conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-5, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46(R), “Consolidation of Variable Interest Entities”, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In addition, the EITF has concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. EITF 04-05 has not been finalized and no effective date has been announced. The EITF acknowledged that the tentative conclusions reached in EITF 04-05 conflict with certain aspects of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (SOP 78-9). The EITF requested that the FASB consider amending the guidance in SOP 78-9 to be consistent with the tentative conclusions reached in EITF 04-5. The FASB discussed this request at its meeting in November 2004 and agreed to propose an amendment to SOP 78-9 to address that inconsistency. The EITF’s tentative conclusions will be reconsidered at its meeting in June 2005, at which time a final consensus is expected to be reached. Depending on the outcome of the discussions of the EITF in future meetings, the outcome could impact whether or not the Company consolidates investment partnerships it holds a general partner interest in.

(12) Commitments and Contingencies

     GHC is a party to litigation and regulatory investigations arising in the ordinary course of business. Management does not believe the results of such litigation or regulatory investigations, even if the outcome is unfavorable, would have a material adverse effect on the financial position of GHC.

     At March 31, 2005 GHC has:

•	extended $4.1 million in working capital lines of credit to certain jointly owned and managed companies, of which $2.2 million was unused;

•	posted $3.0 million of outstanding letters of credit to guarantee the performance to third parties of various trade activities;

•	provided $0.3 million of financial guarantees related to loan commitments of two jointly owned and managed companies; and

•	contractual commitments of approximately $5.6 million related to its internal construction program.

(13) Condensed Consolidating Financial Statements of Genesis HealthCare Corporation and Subsidiaries

     The following condensed consolidating financial statements of GHC and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

     These unaudited condensed consolidating financial statements have been prepared on the same basis of accounting as the consolidated financial statements. GHC is the borrower under the senior credit facility, the senior subordinated notes and the convertible senior subordinated debentures described in note 4 – “Long-Term Debt” and incurs interest expense thereunder. In April 2004, GHC filed a registration statement on Form S-4 with the Securities and Exchange Commission in connection with the exchange offer relating to the senior subordinated notes. In July 2004, upon the expiration of the exchange offer, $224.0 million aggregate principal amount of senior subordinated notes registered under the Securities Act of 1933, as amended, were exchanged for the unregistered notes issued in October 2003. The aggregate principal amount of $1.0 million of unregistered notes was not exchanged and remains outstanding. In March 2005, GHC completed the private placement of its 2.5% convertible senior subordinated debentures due 2025 to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The Company has agreed to file a registration statement with the Securities and Exchange Commission to register the resale of the convertible senior subordinated debentures and the relating guarantees and underlying common stock. The senior subordinated notes and the convertible senior subordinated debentures are fully and unconditionally guaranteed on a joint and several basis by certain 100% owned subsidiaries of GHC (Guarantors). Non-guarantor subsidiaries do not guarantee the senior subordinated notes or the convertible senior subordinated debentures and principally consist of LHC, GHC’s wholly owned insurance captive, and certain separately mortgaged eldercare centers (Non-guarantors). The following tables present the unaudited condensed consolidating financial statements of GHC (Parent), the Guarantors and the Non-guarantors.

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2005
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Assets:
Current assets	$135,900	$253,116	$37,566	$(5,529)	$421,053
Property and equipment, net	23,908	686,216	7,308	—	717,432
Other long-term assets	95,704	33,375	77,889	(16,030)	190,938
Investments in subsidiaries	302,479	—	—	(302,479)	—
Intercompany receivables	532,606	—	—	(532,606)	—

Total assets	$1,090,597	$972,707	$122,763	$(856,644)	$1,329,423

Liabilities and shareholders’ equity:
Current liabilities	$61,342	$115,832	$61,627	$(9,264)	$229,537
Intercompany payables	—	522,604	10,002	(532,606)	—
Long-term debt	387,347	24,687	12,150	(4,443)	419,741
Other long-term liabilities	55,363	(538)	38,775	—	93,600
Shareholders’ equity	586,545	310,122	209	(310,331)	586,545

Total liabilities and shareholders’ equity	$1,090,597	$972,707	$122,763	$(856,644)	$1,329,423

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Assets:
Current assets	$127,796	$188,928	$45,139	$(1,490)	$360,373
Property and equipment, net	21,489	657,866	16,156	—	695,511
Other long-term assets	93,319	38,701	72,334	(16,075)	188,279
Investments in subsidiaries	255,979	—	—	(255,979)	—
Intercompany receivables	547,964	—	—	(547,964)	—

Total assets	$1,046,547	$885,495	$133,629	$(821,508)	$1,244,163

Liabilities and shareholders’ equity:
Current liabilities	$90,174	$76,724	$46,152	$(5,272)	$207,778
Intercompany payables	—	520,640	27,324	(547,964)	—
Long-term debt	341,596	26,500	12,188	(4,443)	375,841
Other long-term liabilities	46,011	421	45,346	—	91,778
Shareholders’ equity	568,766	261,210	2,619	(263,829)	568,766

Total liabilities and shareholders’ equity	$1,046,547	$885,495	$133,629	$(821,508)	$1,244,163

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$1,576	$478,468	$9,894	$(35,372)	$454,566
Equity in net income (loss) of subsidiaries	34,465	—	—	(34,465)	—
Operating expenses	29,555	403,616	9,624	(35,308)	407,487
Lease expense	332	6,208	70	—	6,610
Depreciation and amortization expense	2,345	10,840	21	—	13,206
Interest expense	5,723	318	299	(79)	6,261

Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(1,914)	57,486	(120)	(34,450)	21,002
Income tax (benefit) expense	(14,445)	22,541	(35)	(164)	7,897

Income before equity in net income of unconsolidated affiliates and minority interests	12,531	34,945	(85)	(34,286)	13,105
Equity in net income of unconsolidated affiliates	936	—	—	(257)	679
Minority interests	—	(1)	—	(152)	(153)

Income (loss) from continuing operations	13,467	34,944	(85)	(34,695)	13,631
Loss from discontinued operations	—	(119)	(45)	—	(164)

Net income (loss)	$13,467	$34,825	$(130)	$(34,695)	$13,467

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$3,394	$393,590	$16,948	$(35,251)	$378,681
Equity in net income of subsidiaries	23,253	—	—	(23,253)	—
Operating expenses	24,247	339,656	14,542	(35,251)	343,194
Lease expense	480	6,317	—	—	6,797
Depreciation and amortization expense	1,845	8,942	677	—	11,464
Interest expense	6,483	804	241	—	7,528

Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(6,408)	37,871	1,488	(23,253)	9,698
Income tax (benefit) expense	(11,303)	14,843	580	(191)	3,929

Income before equity in net income of unconsolidated affiliates and minority interests	4,895	23,028	908	(23,062)	5,769
Equity in net income of unconsolidated affiliates	662	135	—	(331)	466
Minority interests	17	58	—	(159)	(84)

Income from continuing operations	5,574	23,221	908	(23,552)	6,151
Loss from discontinued operations	—	(568)	(9)	—	(577)

Net income	$5,574	$22,653	$899	$(23,552)	$5,574

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2005
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$2,926	$892,953	$26,713	$(68,999)	$853,593
Equity in net income of subsidiaries	64,353	—	—	(64,353)	—
Operating expenses	54,729	754,647	25,018	(68,769)	765,625
Lease expense	837	12,744	—	—	13,581
Depreciation and amortization expense	4,370	19,970	185	—	24,525
Interest expense	11,760	746	539	(152)	12,893

Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(4,417)	104,846	971	(64,431)	36,969
Income tax (benefit) expense	(26,429)	40,825	386	(403)	14,379

Income (loss) before equity in net income of unconsolidated affiliates and minority interests	22,012	64,021	585	(64,028)	22,590
Equity in net income of unconsolidated affiliates	2,303	—	—	(513)	1,790
Minority interests	—	(1)	—	(423)	(424)

Income from continuing operations	24,315	64,020	585	(64,964)	23,956
Income (loss) from discontinued operations, net of taxes	—	621	(262)	—	359

Net income	$24,315	$64,641	$323	$(64,964)	$24,315

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$6,831	$786,838	$29,392	$(78,070)	$744,991
Equity in net income (loss) of subsidiaries	45,126	—	—	(45,126)	—
Operating expenses	47,086	675,971	28,121	(78,070)	673,108
Lease expense	1,073	13,044	—	—	14,117
Depreciation and amortization expense	3,741	18,044	1,243	—	23,028
Interest expense	11,427	1,449	473	—	13,349

Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(11,370)	78,330	(445)	(45,126)	21,389
Income tax (benefit) expense	(21,448)	30,542	(174)	(248)	8,672

Income (loss) before equity in net income of unconsolidated affiliates and minority interests	10,078	47,788	(271)	(44,878)	12,717
Equity in net income of unconsolidated affiliates	1,502	—	—	(478)	1,024
Minority interests	—	—	—	(159)	(159)

Income (loss) from continuing operations	11,580	47,788	(271)	(45,515)	13,582
Loss from discontinued operations, net of taxes	—	(1,934)	(68)	—	(2,002)

Net income (loss)	$11,580	$45,854	$(339)	$(45,515)	$11,580

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2005
(IN THOUSANDS)

			Non-
	Parent	Guarantors	guarantors	Consolidated

Net cash (used in) provided by operating activities	$(62,112)	107,837	13,171	$58,896
Net cash used in investing activities	(2,451)	(24,612)	(8,888)	(35,951)
Net cash provided by (used in) financing activities	9,939	(26,531)	(6,257)	(22,849)

Net (decrease) increase in cash and equivalents	$(54,624)	56,694	(1,974)	$96

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2004
(IN THOUSANDS)

			Non-
	Parent	Guarantors	guarantors	Consolidated

Net cash (used in) provided by operating activities	$(29,749)	$105,314	$798	$76,363
Net cash used in investing activities	(11,843)	(43,873)	(111)	(55,827)
Net cash provided by (used in) financing activities	167,637	(69,495)	(1,511)	96,631

Net increase (decrease) in cash and equivalents	$126,045	$(8,054)	$(824)	$117,167

(14) Subsequent Events

     Debt Repurchase

     In April 2005, GHC repurchased an additional $47.3 million of its 8% senior subordinated notes resulting in a prepayment premium of $5.0 million, which will be recognized as a loss on early extinguishment of debt in the third quarter of fiscal 2005.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We are one of the largest providers of healthcare and support services to the elderly in the United States. Within our network of geographically concentrated facilities, we offer services focusing on the primary medical, physical and behavioral issues facing the medically complex elderly population. We are focused on qualitative and quantitative clinical performance measures in order to enhance and improve continuously the care provided in our facilities. Through our physicians, nurses, therapists and other members of our interdisciplinary medical care team, we apply a comprehensive approach to the complex needs facing the elderly, which we believe has resulted in our above-industry average occupancy levels and an enhanced level of Medicare and private paying patients. We receive higher rates of reimbursement from Medicare and private paying patients. For the six months ended March 31, 2005, the average occupancy level in our inpatient facilities was approximately 90%, and approximately 47% of our net revenues were from Medicare, private pay and other non-Medicaid patients.

     Approximately 89% of our net revenues are generated through inpatient services. Our inpatient services business is offered through a network of skilled nursing and assisted living centers primarily located in the eastern United States. Our eldercare centers are concentrated in the states of Pennsylvania, New Jersey, Maryland and Massachusetts. We currently own, lease, manage or jointly own 214 eldercare facilities, consisting of 178 skilled nursing facilities, 23 assisted living facilities and 13 transitional care units together totaling 26,304 beds.

     Our rehabilitation therapy business, which represents approximately 8% of our net revenues, provides an extensive range of rehabilitation therapy services to the elderly, including speech pathology, physical therapy and occupational therapy in our eldercare regional market concentrations. These services are provided by approximately 4,400 licensed rehabilitation therapists and assistants employed or contracted by us at substantially all of the eldercare facilities we operate, as well as by contract to third-party healthcare facilities operated by other providers and through our 13 outpatient rehabilitation agencies. We also provide other complementary healthcare services, the revenues for which are included in all other services revenues in our segment financial information.

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

     Government funded programs, principally Medicaid and Medicare, provide approximately 75% of our revenue. Over the past five years, changes in funding from these government sources has had a significant impact on our cash flows and profitability. Through trade and other organizations, we actively participate in partnership with other healthcare providers to pursue strategies to minimize any potentially adverse impact of government funding proposals. We believe the continuation of government funding at levels sufficient to operate our business profitably is our greatest financial risk.

     Labor costs, including salaries, wages and benefits, account for approximately 70% of our total operating expenses. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. In recent years, we and our industry have experienced shortages in qualified professional clinical staff. While in our inpatient services segment we have been able to retain the services of an adequate number of qualified personnel to staff our facilities and sites of services, we have used expensive temporary nursing agency services to supplement staffing, particularly in fiscal 2001 and 2002. In fiscal 2003, we implemented programs to improve staff scheduling and retention, and to reduce reliance on overtime compensation and temporary nursing agency services. Our efforts resulted in a significant reduction in our reliance on temporary nursing agency services, without a significant change in overall nursing hours per patient day. However, if a shortage of nurses or other health care workers occurred in the geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs, without a corresponding increase in the level of government funded reimbursement. Beginning in fiscal 2004 and continuing into fiscal 2005, we and our industry are experiencing a shortage of qualified rehabilitation therapists. As the demand for these services continues to exceed the supply of available therapists, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals while utilizing outside contractors for these services at premium rates. Although we have been able to retain adequate levels of qualified therapists to maintain our standards of quality care in the services we provide, the shortage of qualified therapists has impacted negatively our ability to generate incremental therapy business.

     For a description of the material challenges and risks of the Company, including an analysis of industry trends and the effect of recent legislation on our operations, see “Risk Factors — Risks Related to Our Business” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

     On July 30, 2004, the Centers for Medicare and Medicaid Services (CMS) published notice of the fiscal year 2005 prospective payment system rates that became effective October 1, 2004 and which are in effect through September 30, 2005. The fiscal year 2005 rules provide for a 2.8% increase in the annual inflation update factor and continue the current payment system with certain payment add-ons that were authorized to compensate for non-therapy ancillaries.

     The proposed Federal Budget that was released in February 2005 contains provisions to cut Medicare funding for skilled nursing facilities by more than $1.5 billion for fiscal year 2006 by issuing regulations implementing refinements to the current resource utilization group classification payment system. We refer to the anticipated refinement to the resource utilization group classification system as “RUGs refinement.” CMS has indicated it will soon publish a notice of proposed rule-making proposing RUGs refinement. The notice will permit a 60-day public comment period. By law, fiscal year skilled nursing facility Medicare prospective payment system rates must be published annually by August 1. Although we are unable to predict with certainty the extent of the impact of RUGs refinement on our financial condition and operating results, we believe it could result in a significant reduction in our EBITDA and net income.

     The proposed Federal Budget for 2006 also proposes to reduce by 30% the amount that Medicare reimburses skilled nursing facilities and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles. The proposal is to phase in the reduction over a three-year period at 10% per year. Based on our current volume of Medicare bad debts, this proposed rule would respectively reduce our EBITDA and net income by $1.7 million and $1.0 million in the first year, respectively. We cannot currently determine if, or when, this proposal will be implemented.

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

     Many state fiscal years are from July 1 to June 30. These states are currently preparing their budgets for the coming year. State budget pressures in recent years have translated into reductions in the rate of state spending growth in certain jurisdictions. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which we operate. In each of the major states where we provide services, we are working with trade groups, consultants and government officials to address responsibly the particular funding issues.

     Among the alternative Medicaid funding approaches that states have explored, and in many states implemented, are nursing home provider assessments as tools for leveraging increased Medicaid matching funds. Such initiatives are authorized under the law. Provider assessment plans generate additional federal matching funds to the states for Medicaid reimbursement purposes, and implementation of a provider assessment plan requires approval by CMS in order to qualify for federal matching funds. These plans usually take the form of a bed tax or a quality assessment fee, which is imposed uniformly across classes of providers within the state. In turn, the state utilizes the additional federal matching funds generated by the tax to pay increased reimbursement rates to the providers, which often include a repayment of a portion of the provider tax based on the provider’s percentage of Medicaid patients.

     Nursing home provider assessments have been implemented in seven states where we operate (Massachusetts, West Virginia, Rhode Island, North Carolina, New Hampshire, Pennsylvania and New Jersey). Legislation authorizing a provider assessment is under active consideration in Connecticut. In January 2005, CMS approved the Pennsylvania provider assessment. The Pennsylvania provider assessment, which is retroactive to July 1, 2003 and will expire on June 30, 2007, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the Pennsylvania provider assessment resulted in increased revenue, EBITDA and net income of $42.0 million, $6.1 million and $3.7 million, respectively in the quarter ended March 31, 2005, of which, $30.9 million of revenue, $5.4 million of EBITDA and $3.3 million of net income relates to periods prior to the current fiscal year. In February 2005, CMS approved the New Jersey provider assessment. The New Jersey provider assessment, which is retroactive to July 1, 2004 and will expire on June 30, 2006, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the New Jersey provider assessment resulted in increased revenue, EBITDA and net income of $12.8 million, $3.0 million and $1.8 million, respectively in the quarter ended March 31, 2005, of which $4.3 million of revenue, $1.0 million of EBITDA and $0.6 million of net income relates to periods prior to the current fiscal year.

     The proposed Federal Budget for 2006 includes proposed reform of the Medicaid program to cut a total of $60.0 billion in projected Medicaid expenditure growth over 10 years, including a provision that would reduce the maximum amount of provider taxes that a state may impose on providers for purposes of qualifying for federal matching funds from 6% of a state’s Medicaid outlay to 3%. No predictions can be made as to the ultimate outcome of this budget proposal or the future of provider tax plan provisions.

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

Significant Transactions and Events

     Issuance of Convertible Senior Subordinated Debentures

     In March 2005, we completed a private placement of $180.0 million aggregate principal amount of our 2.5% convertible senior subordinated debentures due 2025 to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. We used (i) approximately $20.1 million of the proceeds of the offering to repurchase shares of our common stock from the initial purchasers of the debentures in negotiated transactions concurrently with the offering, (ii) approximately $119.7 million of the proceeds to repay the remaining outstanding borrowings under the term loan portion of our senior credit facility, and (iii) the balance for general corporate purposes, including debt repurchases described below.

     Senior Credit Facility Amendment

     In March 2005, in connection with the offering of the convertible senior subordinated debentures, we entered into an amended and restated senior credit agreement pursuant to which we refinanced the indebtedness under our existing senior credit agreement. We repaid all outstanding borrowings under the term loan portion of the senior credit facility and expanded the borrowing capacity of the revolving credit portion.

     The senior credit agreement previously provided for a revolving credit facility of $75.0 million, with sub limits for swing line loans, letters of credit and term loans. The amended and restated senior credit agreement provides for a $125.0 million revolving credit facility, with sub limits for the issuance of letters of credit and for swing line loans.

     Share Repurchase

     In February 2005, our Board of Directors authorized an increase to the size of our previously established share repurchase program from $25.0 million to $50.0 million of our common stock. Share repurchases may take place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. There were 520,000 shares of common stock repurchased at a cost of $20.8 million as of March 31, 2005.

     Debt Repurchase

     In February 2005, our Board of Directors authorized the repurchase of a portion of our 8% senior subordinated notes due 2013 from time to time commencing in March 2005. There were $23.5 million of 8% senior subordinated notes repurchased as of March 31, 2005. The debt repurchases resulted in a prepayment premium of $2.4 million, which is included in loss on early extinguishment of debt. In April 2005, we repurchased an additional $47.3 million of 8% senior subordinated notes resulting in a prepayment premium of $4.7 million, which will be recognized as a loss on early extinguishment of debt in the third quarter of fiscal 2005.

     Amendment to 2003 Stock Incentive Plan

     At our 2005 Annual Meeting of Shareholders held in February 2005, our shareholders approved an amendment to the 2003 Stock Incentive Plan to increase the number of shares of common stock available for issuance under the 2003 Stock Incentive Plan from 750,000 to 1,000,000.

     Recognition of Pennsylvania and New Jersey Provider Assessments

     Provider assessments generate additional federal matching funds to the states for Medicaid reimbursement purposes, and implementation of a provider assessment plan requires approval by CMS in order to qualify for federal matching funds. These plans usually take the form of a bed tax or a quality assessment fee, which is imposed uniformly across classes of providers within the state. In turn, the state utilizes the additional federal matching funds generated by the tax to pay increased reimbursement rates to the providers, which often include a repayment of a portion of the provider tax based on the provider’s percentage of Medicaid patients.

     In January 2005, CMS approved the Pennsylvania provider assessment. The Pennsylvania provider assessment, which is retroactive to July 1, 2003 and will expire on June 30, 2007, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the Pennsylvania provider assessment resulted in increased revenue and net income of $42.0 million and $3.7 million, respectively in the quarter ended March 31, 2005, of which, $30.9 million of revenue and $3.3 million of net income relates to periods prior to the current fiscal year.

     In February 2005, CMS approved the New Jersey provider assessment. The New Jersey provider assessment, which is retroactive to July 1, 2004 and will expire on June 30, 2006, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the New Jersey provider assessment resulted in increased revenue and net income of $12.8 million and $1.8 million, respectively in the quarter ended March 31, 2005, of which, $4.3 million of revenue and $0.6 million of net income relates to periods prior to the current fiscal year.

     Purchase of Joint Venture Interests

     Effective January 1, 2005, we acquired our joint venture partner’s interest in a Commonwealth of Massachusetts skilled nursing facility having 123 beds. Prior to that acquisition, we owned a 50% interest in the facility and managed its operations. Upon completion of the transaction, we owned 100% of the facility and began consolidating the revenues, expenses, assets and liabilities of the facility on January 1, 2005. The aggregate consideration consisted of cash of $0.5 million to acquire the remaining partnership interests and the assumption of approximately $6.0 million of debt, all of which was repaid at the closing of the transaction. The facility’s annual revenues and pretax income are expected to approximate $10.1 million and $1.1 million, respectively. The facility had total assets of approximately $10.4 million at the date of acquisition.

     Acquisition of Previously Leased ElderCare Center and Lease Termination

     In January 2005, we acquired the land and building of a State of New Jersey skilled nursing facility having 136 beds that we previously leased. The purchase price of approximately $15.8 million includes the assumption of a 6%, $9.5 million fixed rate mortgage that matures in October 2007. The revenues, operating expenses and working capital of the purchased center are consolidated in our historical results. The transaction results in an annual reduction to lease expense of approximately $1.5 million and an increase to depreciation expense and interest expense of approximately $0.5 million and $0.6 million, respectively.

     In January 2005, we terminated the lease of a State of New Jersey skilled nursing facility having 186 beds. Upon termination, the center was classified as a discontinued operation; consequently, its results of operations in the current and prior year periods have been classified as discontinued operations in the unaudited condensed consolidated statements of operations. The annual revenues and pretax income of this center approximate $12.3 million and $1.4 million, respectively.

     Sale of Assets

     On December 1, 2004, we sold our two remaining eldercare centers based in the State of Wisconsin for net cash proceeds of $4.6 million. These centers are classified as assets held for sale in the condensed consolidated financial statements at and for the year ended September 30, 2004.

     Spin-off

     On December 1, 2003, NeighborCare, Inc. (NCI) completed the distribution (the spin-off) of our common stock. The spin-off was effected by way of a pro-rata tax free distribution of our common stock to holders of NCI’s common stock on December 1, 2003 at a rate of 0.5 shares of our stock for each share of NCI stock owned as of October 15, 2003.

     In connection with the spin-off, we and NCI have agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin-off. In addition, we and NCI have entered into certain mutually beneficial commercial arrangements. Specifically, we and NCI entered into a separation and distribution agreement, a tax sharing agreement, a transition services agreement, a group purchasing agreement, an employee benefits agreement, a pharmacy services agreement, as amended, a pharmacy benefit management agreement, as amended, and a durable medical equipment agreement.

Results of Operations

Factors Affecting Comparability of Financial Information

     Our unaudited condensed consolidated statements of operations for the first two months (through November 30, 2003) of the six months ended March 31, 2004 have been prepared on a basis which reflects our historical financial statements assuming that the operations of NCI contributed in the spin-off were organized as a separate legal entity which owned certain net assets of NCI.

     The allocation methodology followed in preparing the consolidated financial statements prior to the December 1, 2003 spin-off may not necessarily reflect the results of operations, cash flows or financial position of us in the future, or what the results of operations, cash flows or financial position would have been had we been a separate stand-alone public entity for all periods presented.

     Management believes that the unaudited condensed consolidated statement of operations for the six months ended March 31, 2005 is generally comparable to the unaudited condensed consolidated statement of operations for the six months ended March 31, 2004, with the exception of interest expense and depreciation and amortization expense. This lack of comparability is due to the restructuring of our capital structure following the spin-off and the related incremental interest costs and amortization of deferred financing fees in connection with our new financing arrangements.

Reasons for Non-GAAP Financial Disclosure

     The following discussion includes EBITDA which is a non-GAAP financial measure. For purposes of SEC Regulation G, a non-GAAP financial measure is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented. In this regard, GAAP refers to accounting principles generally accepted in the United States of America. Pursuant to the requirements of Regulation G, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

     EBITDA should be considered in addition to, not a substitute for, or superior to, GAAP financial measures.

     The following table reconciles net income to EBITDA (in thousands).

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2005	2004	2005	2004

Net income	$13,467	$5,574	$24,315	$11,580
Add back:
Loss (income) from discontinued operations, net of taxes	164	577	(359)	2,002
Equity in net income of unconsolidated affiliates	(679)	(466)	(1,790)	(1,024)
Minority interests	153	84	424	159
Income tax expense	7,897	3,929	14,379	8,672
Interest expense	6,261	7,528	12,893	13,349
Depreciation and amortization expense	13,206	11,464	24,525	23,028

EBITDA	$40,469	$28,690	$74,387	$57,766

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     In the current quarter, revenues were $454.6 million, an increase of $75.9 million, or 20.0%, over the same period in the prior year. Of this growth, inpatient services revenue increased by $73.5 million, external rehabilitation therapy services revenue increased by $1.8 million and other businesses revenue increased by $0.6 million.

     The $73.5 million of revenue growth in our inpatient services segment is primarily attributed to increased payor rates. In aggregate, payor rates contributed $76.5 million of additional revenue versus the prior year quarter, with $67.9 million of such increase occurring in the Medicaid payor category, $54.8 million of which was due to the cumulative recognition of the New Jersey and Pennsylvania provider assessments, with $45.0 million of such provider assessments pertaining to periods prior to the current quarter. An additional $3.2 million of the Medicaid rate increase is due to recognition of New Hampshire provider assessments. The balance of Medicaid rate increases (approximately 6.0%) resulted from both increased acuity levels and scheduled rate increases. A 5.8% increase in our average Medicare rate, attributed to the October 1, 2004 upward Medicare rate adjustments of 2.8% and higher Medicare patient acuity, was the primary reason for the remainder of the overall rate increase. Approximately $2.5 million of the overall revenue increase is due to the step acquisition of an eldercare center, which we previously jointly owned and managed. We purchased our joint venture partners’ ownership interests in the center and, beginning in January 2005, we own and consolidate 100% of the operation. The preceding were partially offset by a $3.7 million revenue decline as the result of the current year quarter having one less day than the prior “leap” year quarter and a $2.3 million revenue decline resulting from a reduction in overall occupancy . Overall occupancy declined to 90.2% in the current quarter from 91.1% in the same period in the prior year. Total patient days decreased 19,173 to 1,654,499 in the current quarter compared to 1,673,672 in the same period of the prior year. A 10,256 patient day increase attributed to the step acquisition of an eldercare center was offset by a decline of 18,392 patient days as the result of the current year quarter having one less day than the prior “leap” year quarter and an 11,037 patient day decline in the occupancy of our centers which were included in both reporting periods.

     Increased revenue volume generated by ongoing customer contracts was the primary reason for the $1.8 million increase in external rehabilitation therapy services revenue.

     The $0.6 million increase in other business revenue resulted from $2.3 million of increases primarily due to increased volume in our respiratory therapy services business, increased management fee revenues and increased investment income resulting from higher cash and investment levels. The preceding were partially offset by $1.7 million of revenue declines due to decreased external business volume in our non-core hospitality, physicians services and staffing services businesses.

     For the current quarter, net income increased to $13.5 million from $5.6 million in the same period in the prior year. Revenue increases of $75.9 million, as previously discussed, were partially offset by $11.8 million of increased salaries, wages and benefits and $45.0 million of higher other operating expenses. Of the $11.8 million of increased salaries, wages and benefits, $1.2 million is attributed to the step acquisitions of an eldercare center, approximately $1.6 million is attributed to the replacement of higher cost temporary agency nurses with internally employed nurses, with the balance of the increase due to normal inflationary growth in wage and benefits in both our inpatient services segment and rehabilitation therapy services segment and increased rehabilitation therapy services business volume. Of the $45.0 million of increased other operating expenses, $47.0 million is attributed to increased provider assessments primarily for New Jersey and Pennsylvania, with $37.2 million of such provider assessments pertaining to periods prior to the current quarter, $1.6 million is attributed to increased utilization of temporary agencies with our rehabilitation services business as a result of an industry-wide shortage of therapists and $0.8 million is attributed to the step acquisition of an eldercare center. These increases in other operating expenses were offset by approximately $1.9 million of reduced costs attributed to the replacement of higher cost temporary agency nurses with internally employed nurses and $3.7 million of reduced bad debt expense due to improvement in the collection of older accounts receivable. The balance of the increase in other operating expenses of approximately $1.2 million is largely attributed to normal inflationary increases in cost. General and administrative costs increased by $3.8 million primarily due to higher adverse claims development associated with our self-insured general and professional liability and workers’ compensation programs. Net income was further reduced from increases in early extinguishment of debt costs, depreciation and amortization expense and income tax expense as further discussed below. Net income increased due to lower interest expense, lower after-tax losses of discontinued operations and higher earnings of less than 100% owned subsidiaries, each of which is further discussed below.

     For the current quarter, EBITDA increased $11.8 million to $40.5 million compared with $28.7 million in the same period of the prior year. Inpatient services EBITDA increased $18.0 million, of which $9.1 million was due to the first-time recognition of provider tax assessments for New Jersey and Pennsylvania, with $7.8 million of such provider tax assessments pertaining to prior periods. Approximately $8.4 million of the increase resulted from the previously discussed increase in payor rates, reduced utilization of external nursing agencies and reduced bad debt expense offset by inflationary increases in cost. An additional $0.5 million of the increase was due to the step acquisition of an eldercare center. EBITDA of our rehabilitation therapy services segment declined $2.3 million with $2.2 million of combined external and intersegment revenue increases being offset by $2.7 million of higher labor related costs, $1.6 million of increased utilization of temporary agencies and $0.2 million of increased other costs. The increase in rehabilitation therapy labor and temporary agency costs is primarily being driven by high market demand for a limited pool of qualified therapists. Increased loss on early extinguishment of debt in the current quarter decreased EBITDA by $3.6 million. Of the $4.3 million loss on early extinguishment of debt recognized in the current quarter, $1.2 million is due to the write-off of unamortized financing fees on the fully repaid term loan component of our senior credit facility and $0.7 million is due to the repayment of 8% subordinated debt. In addition, prepayment premiums approximating 10% of the $23.5 million of repaid 8% subordinated debt resulted in $2.4 million of debt extinguishment charges. The remaining decrease in EBITDA of $0.3 million in the current quarter is principally attributed to changes in EBITDA of our other services businesses and corporate costs.

     Capital Costs and Other

     Depreciation and amortization expense increased by $1.7 million to $13.2 million in the current quarter compared to $11.5 million for the same period in the prior year. The increase is principally attributed to $1.3 million of adjustments to depreciation expense that were recorded in the current quarter following modifications to the useful lives assigned to certain fixed assets.

     Lease expense decreased by $0.2 million to $6.6 million in the current quarter, compared to $6.8 million for the same period in the prior year, primarily due to the purchase of six previously leased facilities, offset by increases in lease costs.

     Interest expense decreased by $1.3 million in the current quarter to $6.2 million, compared to $7.5 million for the same period in the prior year, principally due to the repayment of debt since the year ago quarter.

     Income tax expense in the current year quarter is estimated using an effective tax rate of approximately 39.8%, offset by the recognition of a $0.7 million tax refund. Income tax in the prior year quarter was estimated using an effective tax rate of 39.0%. Income tax expense includes the provision of taxes on both equity in net income of unconsolidated affiliates and minority interests.

     Income (loss) from discontinued operations, net of taxes, was a loss of $0.2 million in the current quarter and a loss of $0.6 million in the prior year quarter. The change is primarily due to the relative results of operations of those businesses identified as discontinued operations.

     Operating results of our less than 100% owned subsidiaries in the current quarter improved compared to the same period in the prior year, resulting in a combined increase of $0.1 million in equity in net income of unconsolidated affiliates and minority interests.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

     In the current year to date period, revenues were $853.6 million, an increase of $108.6 million, or 14.6%, over the same period in the prior year. Of this growth, inpatient services revenue increased by $99.9 million, external rehabilitation therapy services revenue increased by $6.0 million and other businesses revenue increased by $2.7 million.

     The $99.9 million of revenue growth in our inpatient services segment is primarily attributed to increased payor rates and acquisitions. In aggregate, payor rates contributed $97.3 million of additional revenue versus the prior year to date period, with $83.6 million of such increase occurring in the Medicaid payor category, $54.8 million of which was due to the cumulative recognition of the New Jersey and Pennsylvania provider assessments, with $35.3 million of such provider assessments pertaining to periods prior to fiscal 2005. An additional $6.1 million of the Medicaid rate increase is due to recognition of New Hampshire provider assessments. The balance of Medicaid rate increases (approximately 6.8%) resulted from both increased acuity levels and scheduled rate increases. A 5.7% increase in our average Medicare rate, attributed to the October 1, 2004 upward Medicare rate adjustments of 2.8% and higher Medicare patient acuity, was the primary reason for the remainder of the overall rate increase. Approximately $9.2 million of the overall revenue increase is due to step acquisitions of three eldercare centers, which we previously jointly owned and managed. We purchased our joint venture partners’ ownership interests in the centers and currently we own and consolidate 100% of the operations. Increased Medicare Part B volume resulted in $2.1 million of increased revenues. The preceding were partially offset by a $3.7 million revenue decline as the result of the current year to date period having one less day than the same period in the prior “leap” year and a $4.8 million revenue decline resulting from a reduction in overall occupancy. Overall occupancy declined to 90.3% in the current year to date period from 91.2% in the same period in the prior year. Total patient days decreased 1,370 to 3,339,413 in the current year to date period compared to 3,340,783 in the same period of the prior year. A 38,043 patient day increase attributed to step acquisitions of three eldercare centers was offset by a decline of 18,392 patient days as the result of the current year to date period having one less day than the prior “leap” year to date period and an 21,021 patient day decline in the occupancy of our centers which were included in both reporting periods.

     Increased revenue volume generated by ongoing customer contracts was the primary reason for the $6.0 million increase in external rehabilitation therapy services revenue.

     The $2.7 million increase in other business revenue resulted from $4.5 million of increases primarily due to increased volume in our respiratory therapy services business, increased management fee revenues, increased investment income resulting from higher cash and investment levels and increased revenue resulting from the change in fair market value of assets held in our deferred compensation plan. The preceding were partially offset by $1.8 million of revenue declines due to decreased external business volume in our non-core hospitality, physicians services and staffing services businesses.

     For the year to date period, net income increased to $24.3 million from $11.6 million in the same period in the prior year. Revenue increases of $108.6 million, as previously discussed, were partially offset by $31.2 million of increased salaries, wages and benefits and $53.4 million of higher other operating expenses. Of the $31.2 million of increased salaries, wages and benefits, $4.8 million is attributed to the step acquisitions of three eldercare centers, approximately $4.1 million is attributed to the replacement of higher cost temporary agency nurses with internally employed nurses, with the balance of the increase due to normal inflationary growth in wage and benefits in both our inpatient services segment and rehabilitation therapy services segment and increased rehabilitation therapy services business volume. Of the $53.4 million of increased other operating expenses, $48.6 million is attributed to increased provider assessments primarily for New Jersey and Pennsylvania, with $28.8 million of such provider assessments pertaining to periods prior to fiscal 2005, $3.5 million is attributed to increased utilization of temporary agencies with our rehabilitation services business as a result of an industry-wide shortage of therapists and $2.0 million is attributed to step acquisitions of three eldercare centers. An additional $2.8 million of increased operating expenses is due to an adjustment to reflect an estimate of previously unaccrued costs resulting from a weakness in our purchasing cut-off procedures. We have remediated the internal control weakness and believe that the correction is not material to any previously reported financial statements and is not material to earnings trends. These increases in other operating expenses were offset by approximately $4.8 million of reduced costs attributed to the replacement of higher cost temporary agency nurses with internally employed nurses and $5.4 million of reduced bad debt expense due to improvement in the collection of older accounts receivable. The balance of the increase in other operating expenses of approximately $6.7 million is largely attributed to normal inflationary increases in cost. General and administrative costs increased by $3.9 million primarily due to higher adverse claims development associated with our self-insured general and professional liability and workers’ compensation programs. Net income was further reduced from increases in early extinguishment of debt costs, depreciation and amortization expense and income tax expense as further discussed below. Net income increased due to lower lease expense, interest expense, lower after-tax losses of discontinued operations and higher earnings of less than 100% owned subsidiaries, each of which is further discussed below.

     For the year to date period, EBITDA increased $16.6 million to $74.4 million compared with $57.8 million in the same period of the prior year. Inpatient services EBITDA increased $26.4 million, of which $9.1 million was due to the first-time recognition of provider tax assessments for New Jersey and Pennsylvania, with $6.4 million of such provider tax assessments pertaining to periods prior to fiscal 2005. Approximately $2.0 million of the increase was due to step acquisitions of three eldercare centers with the remaining $15.3 million increase resulting from the previously discussed increase in payor rates, reduced utilization of external nursing agencies and reduced bad debt expense offset by inflationary increases in cost. EBITDA of our rehabilitation therapy services segment declined $2.5 million with $8.5 million of combined external and intersegment revenue increases being offset by $6.9 million of higher labor related costs, $3.5 million of increased utilization of temporary agencies and $0.6 million of increased other costs. The increase in rehabilitation therapy labor and temporary agency costs is primarily being driven by high market demand for a limited pool of qualified therapists. Increased loss on early extinguishment of debt in the current year to date period decreased EBITDA by $4.0 million. Of the $4.8 million loss on early extinguishment of debt recognized in the current year to date period $0.4 million is due to the write-off of unamortized financing fees for several repaid mortgages, $1.3 million is due to the full write-off of the term loan component of our senior credit facility and $0.7 million is due to the repayment of 8% subordinated debt. In addition, prepayment premiums approximating 10% of the $23.5 million of repaid 8% subordinated debt resulted in $2.4 million of debt extinguishment charges. The remaining decrease in EBITDA of $3.3 million in the current year to date period is principally attributed to changes in EBITDA of our other services businesses and corporate costs.

     Capital Costs and Other

     Depreciation and amortization expense increased by $1.5 million to $24.5 million in the current year to date period compared to $23.0 million for the same period in the prior year. The increase is principally attributed to $1.3 million of adjustments to depreciation expense that were recorded in the current year following modifications to the useful lives assigned to certain fixed assets.

     Lease expense decreased by $0.5 million to $13.6 million in the current year to date period, compared to $14.1 million for the same period in the prior year, primarily due to the purchase of six previously leased facilities, offset by increases in lease costs.

     Interest expense decreased by $0.5 million in the current year to date period to $12.9 million, compared to $13.3 million for the same period in the prior year, principally due to the repayment of debt since the year ago period.

     Income tax expense in the current year to date period is estimated using an effective tax rate of approximately 39.8%, offset by the recognition of a $0.2 million tax credit and a $0.7 million tax refund. Income tax in the prior year to date period was estimated using an effective tax rate of 39.0%. Income tax expense includes the provision of taxes on both equity in net income of unconsolidated affiliates and minority interests.

     Income (loss) from discontinued operations, net of taxes, was income of $0.4 million in the current year to date period and a loss of $2.0 million in the prior year to date period. The change is primarily due to the relative results of operations of those businesses identified as discontinued operations.

     Operating results of our less than 100% owned subsidiaries in the current year-to-date period improved compared to the same period in the prior year, resulting in a combined increase of $0.5 million in equity in net income of unconsolidated affiliates and minority interests.

Liquidity and Capital Resources

     Working Capital and Cash Flows

     Reference to our unaudited condensed consolidated balance sheets and statements of cash flows will facilitate understanding of the discussion that follows.

     Our operating cash flow has been used to fund trade accounts receivable, fund capital expenditures, service our indebtedness and make selective acquisitions. Funding trade accounts receivable is necessary because, on average, the customers and payors for our services do not pay us as quickly as we pay our vendors and employees for their services. Our cash flow from operations for the six months ended March 31, 2005 and 2004 were $58.9 million and $76.4 million, respectively. The $17.5 million decline in cash flow from operations primarily resulted from $38.9 million in reduced cash flow resulting from growth in accounts receivable and the timing of payments to vendors and employees, with the remaining $21.4 million improvement in operating cash flow primarily resulted from growth in operations and the net benefits of the Pennsylvania and New Jersey provider assessment. Significant growth in both accounts receivable and accounts payable is attributed to accrued but unpaid portions of the Pennsylvania and New Jersey provider assessments which added approximately $48.0 million and $38.6 million to our accounts receivable and accounts payable balances at March 31, 2005, respectively. All of the accrued provider assessment receivables and payables were received and paid subsequent to March 31, 2005.

     Our investing activities principally consist of capital expenditures and asset acquisitions and dispositions. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in computer hardware and software. For the foreseeable future, we expect to incur capital expenditure costs at levels significantly above the levels incurred in prior years as we intend to increase our investment in both physical plant and information systems. For fiscal 2005, capital expenditures are anticipated to be within the range of $50.0 million to $60.0 million. Capital expenditures were $23.1 million and $14.8 million for the six months ended March 31, 2005 and 2004, respectively. Investing activities for the six months ended March 31, 2005 and 2004 also include proceeds received from the sale of eldercare centers of $5.3 million and $7.8 million, respectively, principally from the sale of eldercare centers located in the state of Wisconsin. We do not expect to receive significant cash proceeds from asset sales in fiscal 2005. In the six months ended March 31, 2005, approximately $5.3 million of net cash was used principally to purchase a previously leased skilled nursing facility, and in the six months ended March 31, 2004, $48.8 million of cash was used to purchase five previously leased eldercare centers and to restructure nine lease agreements in an effort to reduce future lease payments. Investing activities for the six months ended March 31, 2005 and 2004 also include $14.2 million and $0.3 million, respectively, of net purchases of restricted marketable securities held by our wholly owned insurance captive.

     Cash flows from financing activities for the six months ended March 31, 2005 are reflective of a significant number of financing transactions that occurred in the most recent quarter of fiscal 2005. In March 2005, we issued $180.0 million of 2.5% convertible senior subordinated debentures due 2025. After paying financing fees of approximately $5.5 million, we used (i) approximately $20.1 million of the net proceeds of the offering to repurchase shares of our common stock from the initial purchasers of the debentures in negotiated transactions concurrently with the offering, (ii) approximately $119.7 million of the net proceeds to repay the remaining outstanding borrowings under the term loan portion of our senior credit facility, and (iii) the balance for general corporate purposes, including $23.5 million of repurchases of our 8% senior subordinated notes due 2013. The debt repurchases resulted in a prepayment premium of $2.4 million, which is included in loss on early extinguishment of debt. Also impacting cash from net financing activities, in November 2004, we repaid approximately $14.0 million under the mandatory payment provisions of our then existing term loan under the senior credit facility. In November 2004, we prepaid an $11.0 million, 11% fixed rate mortgage and paid the lender a $0.3 million prepayment penalty. In January 2005, we repaid a $6.0 million mortgage that was assumed in the same period upon the step acquisition of a skilled nursing facility joint venture partnership.

     Cash from net financing activities for the six months ended March 31, 2004 was a net source of cash of $96.6 million, attributed to $400.7 million of net proceeds from our new financing arrangements following the spin-off, offset by the use of $218.5 million to repay indebtedness of NCI, $27.2 million to repay mortgage debt of five eldercare centers, $2.9 million of scheduled principal payments and $55.5 million of cash transferred to NCI in connection with the spin-off.

     We continually evaluate the most efficient use of our capital, including investments in our property and equipment, information systems, potential asset acquisitions or dispositions, purchasing, refinancing, exchanging or retiring certain of our outstanding debt securities to the extent permitted by our existing covenant restrictions. As part of such ongoing evaluation, our Board of Directors has authorized the repurchase of up to $50.0 million of our common stock and principal amounts of our 8% senior subordinated notes in accordance with the restrictions of our amended and restated senior credit agreement. Share and debt repurchases may take place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. There were 520,000 shares of common stock repurchased at a cost of $20.8 million as of March 31, 2005.

     We believe that the net cash provided by our operating activities, supplemented as necessary with cash reserves and borrowings available under our revolving credit facility described below will provide sufficient resources to meet our working capital requirements, debt service and other short-term and long-term liquidity needs.

     At March 31, 2005, we had restricted investments in marketable securities of $107.8 million, which are held by Liberty Health Corporation, LTD. (LHC), our wholly owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. As a result of such restrictions and encumbrances, we and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

     Transactions Occurring After March 31, 2005

     Debt Repurchase. In April 2005, we repurchased an additional $47.3 million of our 8% senior subordinated notes resulting in a prepayment premium of $5.0 million, which will be recognized as a loss on early extinguishment of debt in the third quarter of fiscal 2005. As a result of this subsequent debt repurchase, our cash and debt levels were reduced to approximately $79.0 million and $377.0 million, respectively.

     Recent Financing Transactions

     Convertible senior subordinated debentures. In March 2005, we completed a private placement of $180.0 million aggregate principal amount of our 2.5% convertible senior subordinated debentures due 2025 to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Interest is payable semi-annually in March and September. Each of our subsidiaries that guarantees the indebtedness under the senior subordinated notes also guarantees the convertible senior subordinated debentures. The guarantees will be released at such time that such subsidiary ceases to be a guarantor under the senior subordinated notes, all of the senior subordinated notes are no longer outstanding, or on March 20, 2012.

     The debentures may be converted into cash and, depending on the circumstances at the time of conversion, shares of our common stock. The initial conversion rate for the debentures will be equivalent to 18.4493 shares of common stock per $1,000 principal amount of the debentures (which is based upon an initial conversion price equivalent to approximately $54.20 per share), subject to adjustment under certain circumstances. The holders of the convertible senior subordinated debentures may convert their debentures into shares of our common stock prior to the stated maturity at their option only under the following circumstances: (1) if, after June 30, 2005, the closing price of our common stock exceeds 130% of the conversion price then in effect for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter; (2) during the five business days immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of debentures for each day of such period was less than 95% of the product of the closing price of our common stock and the applicable conversion rate then in effect, subject to certain exceptions; (3) the debentures have been called for redemption; (4) upon the occurrence of specified corporate transactions; or (5) upon the occurrence of certain designated events.

     Subject to certain exceptions, once debentures are tendered for conversion, the value, or conversion value, of the cash and shares of our common stock, if any, to be received by a holder converting $1,000 principal amount of the debentures will be determined by multiplying the applicable conversion rate by the ten trading day average closing price of our common stock. We will deliver the conversion value to holders as follows: (i) an amount in cash, referred to as the principal return, equal to the lesser of (x) the aggregate conversion value of the debentures to be converted and (y) the aggregate principal amount of the debentures to be converted, (ii) if the aggregate conversion value of the debentures to be converted is greater than the principal return, an amount in whole shares, referred to as the net shares, equal to such aggregate conversion value less the principal return, referred to as the net share amount, and (iii) an amount in cash in lieu of any fractional shares of our common stock. The number of net shares to be paid will be determined by dividing the net share amount by the ten trading day average closing price of our common stock.

     We may not redeem the convertible senior subordinated debentures before March 20, 2010. The holders of the convertible senior subordinated debentures may require us to purchase all or a portion of their debentures at any of three specified dates during the life of the debentures, with the first such date being March 15, 2012, or upon the occurrence of certain designated events for cash at a repurchase price equal to the principal amount plus accrued and unpaid interest plus, in the case of certain designated events that occur on or prior to March 20, 2010, a make whole premium, if any, payable solely in shares of our common stock.

     In connection with the issuance of the convertible senior subordinated debentures, we have agreed with The Nasdaq Stock Market, Inc. not to take certain actions without prior shareholder approval if, as a result of such actions, greater than 19.99% of our common stock outstanding immediately prior to the issuance of the debentures would be issued.

     Amendment to Senior Credit Facility. In connection with the offering of the convertible senior subordinated debentures, we entered into an amended and restated senior credit agreement pursuant to which we refinanced the indebtedness under our existing senior credit agreement. We repaid all outstanding borrowings under the term loan portion of the senior credit facility and expanded the borrowing capacity of the revolving credit portion.

     The senior credit agreement previously provided for a revolving credit facility of $75.0 million with sub limits for swing line loans, letters of credit and term loans. The amended and restated senior credit agreement provides for a $125.0 million revolving credit facility, with sub limits for the issuance of letters of credit and for swing line loans. However, so long as we are not in default and if we find lenders that are willing to commit, the amended and restated senior credit agreement allows us to add up to $50.0 million of additional available credit under the revolver, subject to the approval of our Board of Directors. Each of our material U.S. subsidiaries provided guarantees of the indebtedness under the amended and restated senior credit agreement. We and the guarantors pledged substantially all of our personal property to secure the obligations under the amended and restated senior credit agreement, subject to certain exceptions agreed upon with the lenders. In addition, the mortgages that we and our subsidiaries provided under the prior credit agreement continue to secure the amended and restated senior credit agreement, but we are not required to provide additional mortgages except under certain limited circumstances. The amended and restated senior credit agreement has a five year term.

     We pay interest on the outstanding loans under the amended and restated senior credit agreement at either a base rate plus a margin or at the London Interbank Offered Rate (LIBOR) plus a margin. Initially, that margin will be 0.50% for base rate loans and 1.50% for LIBOR loans. The margin will be adjusted, from time to time, depending on our leverage ratio, as defined. For LIBOR loans, the margin range is from 1.00% to 2.00%. For base rate loans, the margin range is from 0.00% to 1.00%. We pay a commitment fee to the lenders on the unused portion of the revolving credit facility equal to 0.50% of the unused amount; that percentage will drop to 0.375% if our leverage ratio drops below 2.25:1.00.

     The agreements and instruments governing the amended and restated senior credit agreement contain various restrictive covenants that, among other things, restrict our ability to: incur more debt; pay dividends; purchase our common stock or make other distributions; make payments in respect of subordinated debt; make certain investments; create liens; enter into transactions with affiliates; make acquisitions, merge or consolidate; and transfer or sell assets.

     The amended and restated senior credit agreement requires that we maintain compliance with certain financial covenants as defined in the agreement, including a senior leverage ratio, a total leverage ratio and a fixed charge coverage ratio. There is also a limitation on the amount of capital expenditures that we may make.

     Contractual Obligations and Commitments

     We have future obligations for debt repayments and future minimum rentals under operating leases. The obligations as of March 31, 2005 are summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	Thereafter

Long-term debt	$423,862	$4,121	$15,609	$3,223	$400,909
Operating leases	139,753	22,146	39,916	30,063	47,628

	$563,615	$26,267	$55,525	$33,286	$448,537

     We have committed to exercise our option to purchase one of our currently leased eldercare centers in the State of New Hampshire for $4.1 million. The purchase option is contingent upon the lender’s consent for assumption of approximately $2.0 million of debt. In addition, we have entered into contractual commitments of approximately $5.6 million related to our internal construction program.

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

     We have extended $4.1 million in working capital lines of credit to certain jointly owned and managed companies, of which $2.2 million were unused at March 31, 2005. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

     We have posted $3.0 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on our consolidated balance sheet unless they are probable of being utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

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

Income Taxes

     For the six months ended March 31, 2005, we utilized $14.7 million in net operating loss carryforwards, and had estimated net operating loss carryforwards remaining of $171.3 million. For the reasons which follow, we do not believe that the tax benefits related to the net operating loss carryforwards are more likely than not to be realized and, therefore, they remain fully reserved. In addition to taxable income limitations, the tax benefits related to net operating loss carryforwards are subject to statutory limitations as well as contractual limitations between us and NCI. Moreover, the net operating loss carryforwards available to us will not be determinable until preparation of NCI’s federal tax return for its fiscal year ended September 30, 2004 is completed. This is expected to occur in the third quarter of fiscal 2005 and could materially reduce our estimated net operating loss carryforwards.

     During the six months ended March 31, 2005, we recognized a tax refund and a tax credit of $0.7 million and $0.2 million, respectively, which reduced our effective tax rate of 39.8% to 37.5%.

Critical Accounting Policies

     We consider an accounting policy to be critical if it is important to our financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. Our critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. We believe that the following represents our critical accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004:

•	Allowance for Doubtful Accounts;

•	Loss Reserves for Certain Self-Insured Programs;

•	Revenue Recognition / Contractual Allowances; and

•	Long-Lived Asset Impairments.

     During the current quarter, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.

New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. On April 14, 2005, the Securities and Exchange Commission issued rules to allow companies to adopt the standard at the beginning of the fiscal year that begins after June 15, 2005 and, thus, will be effective for us beginning October 1, 2005. We are currently evaluating the option valuation methodologies, transition alternatives and assumptions in light of SFAS 123R, and therefore cannot estimate the impact of our adoption at this time. Adoption of the expensing requirements of SFAS 123R will increase our operating expenses. The new methodologies and assumptions may be different than those currently employed by us in disclosing the impact of applying the fair value-based method under SFAS 123 to outstanding and unvested awards. See note 10 – “Stock Option Plan” for information related to the pro forma effects of stock-based employee compensation on our reported results assuming application of the fair value recognition provisions of SFAS 123.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. In particular, SAB 107 provides guidance related to share-based payment transactions with non employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Managements Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of

SFAS No. 123R. We are currently assessing the impact of SAB 107 on our implementation and adoption of SFAS 123R.

     In March, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FIN 46 (R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to address whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. The determination of whether an implicit variable interest exists should be based on whether the reporting enterprise may absorb the variability of the VIE or potential VIE. This FSP is effective, for entities to which the interpretations of FIN 46(R) have been applied, in the first reporting period beginning after March 3, 2005, or our quarter ended June 30, 2005. We have not yet determined the impact of adopting FSP FIN 46 (R)-5, if any, on our consolidated financial statements and related disclosures.

     At their March 2005 meeting, the Emerging Issues Task Force (EITF) reaffirmed its position regarding Issue No. 04-5 (EITF 04-05), “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.” The tentative conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-5, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46(R), “Consolidation of Variable Interest Entities”, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In addition, the EITF has concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. EITF 04-05 has not been finalized and no effective date has been announced. The EITF acknowledged that the tentative conclusions reached in EITF 04-05 conflict with certain aspects of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (SOP 78-9). The EITF requested that the FASB consider amending the guidance in SOP 78-9 to be consistent with the tentative conclusions reached in EITF 04-5. The FASB discussed this request at its meeting in November 2004 and agreed to propose an amendment to SOP 78-9 to address that inconsistency. The EITF’s tentative conclusions will be reconsidered at its meeting in June 2005, at which time a final consensus is expected to be reached. Depending on the outcome of the discussions of the EITF in future meetings, the outcome could impact whether or not we consolidate investment partnerships we hold a general partner interest in.

Other

     We manage the operations of 43 eldercare centers and 13 transitional care units. Under a majority of these arrangements, we employ the operational staff of the managed business for ease of benefit administration and bill the related wage and benefit costs on a dollar-for-dollar basis to the owner of the managed property. In this capacity, we operate as an agent on behalf of the managed property owner and are not the primary obligor in the context of a traditional employee/employer relationship. Historically, we have treated these transactions on a “net basis”, thereby not reflecting the billed labor and benefit costs as a component of our net revenue or expenses. For the six months ended March 31, 2005, we billed our managed clients $56.6 million for such labor related costs compared to $55.1 million for the comparable period in the prior year.

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

Update on Laws Governing Health Information

      The security rules of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, went into effect on April 20, 2005. Further, on April 18, 2005, the Department of Health and Human Services, or DHHS, published its Proposed Rule on Enforcement of the HIPAA Administrative Simplification provisions, including the transaction standards, the security standards and the privacy rule. This proposed enforcement rule addresses, among other issues, DHHS’s policies for determining violations and calculating civil money penalties, how DHHS will address the statutory limitations on the imposition of civil money penalties, and various procedural issues. At this time, we believe we are in substantial compliance with the HIPAA requirements that are currently in effect, and we continue to make good faith efforts to address compliance.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to the impact of interest rate changes.

     At March 31, 2005, we have $8.0 million of debt subject to variable rates of interest. A one percent change in LIBOR would result in a change to our interest expense of $0.1 million annually.

     At March 31, 2005, we have $126.2 million of cash and equivalents that are affected by market rates of interest. A one percent change in the rate of interest would result in a change in interest income of $1.3 million annually.

     At March 31, 2005, we held $12.0 million of restricted investments in marketable securities that are affected by market rates of interest. A one percent change in the rate of interest would result in a change in interest income of $0.1 million annually.

ITEM 4: Controls and Procedures

     (a) Evaluation of disclosure controls and procedures.

     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

     We are currently documenting, evaluating the design effectiveness of and testing the internal controls of our significant processes over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, in order to allow our management to report on, and our Registered Independent Public Accounting Firm to attest to, our internal controls over financial reporting. The evaluation and testing requires significant costs and management time. In the course of our ongoing evaluation and testing, management has identified certain deficiencies and implemented remediation plans or is in the process of planning remediation for the deficiencies.

     Based on an evaluation of the effectiveness of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

     (b) Changes in internal controls.

     There was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: Legal Proceedings

     Haskell et al. v. Goldman Sachs & Co. et al

     NeighborCare, Inc., our former parent, is the defendant in an action brought by former investors in NeighborCare, Inc. on January 27, 2004 in the Supreme Court of New York, County of New York. The plaintiffs collectively held over $205.0 million in subordinated debentures prior to the filing by NeighborCare, Inc. and substantially all of our subsidiaries of a Chapter 11 bankruptcy petition in 2000. The claim alleges fraud and grossly negligent misrepresentation by defendants NeighborCare, Inc., Goldman Sachs & Co., Mellon Bank, N.A., Highland Capital Management, LP, and George V. Hager, Jr., our Chief Executive Officer (and former Chief Financial Officer of NeighborCare, Inc. prior to the spin-off), in connection with the Bankruptcy Court’s approval of the plan of reorganization confirmed by the Bankruptcy Court in 2001 which canceled the subordinated debentures. The plaintiffs seek to recover $200.0 million plus interest costs and fees. The action was removed to the United States Bankruptcy Court for the District of Delaware. In July 2004, we received notice from NeighborCare, Inc. indicating that it believes we are responsible for 50% of the legal fees related to this matter. In addition, Mellon Bank, N.A. has asserted a claim against Neighborcare, Inc. for indemnification for expenses and damages related to the former investors’ claim. On March 28, 2005, the Bankruptcy Court ruled that NeighborCare, Inc. would be obligated to reimburse Mellon Bank, N.A. for expenses and damages relating to the claim, other than any expenses or damages determined by the Bankruptcy Court to have resulted from Mellon Bank’s gross negligence or willful misconduct. On April 27, 2005 the Bankruptcy Court dismissed the plaintiff’s complaint against all named defendants. While we have advanced Neighborcare, Inc. 50% of the deductible under the insurance policy related to the former investors’ claim, we have not made a determination with respect to our ultimate liability, if any, relative to this case.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information with respect to common stock repurchased by us during the three months ended March 31, 2005:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Repurchased	per Share	or Programs (1)	Plans or Programs (1)
1/1/05 - 1/31/05	20,000	$35.41	20,000	$49,290,730
2/1/05 - 2/28/05	—	$—	—	$49,290,730
3/1/05 - 3/31/05	500,000	$40.15	500,000	$29,205,730

Total	520,000	$39.97	520,000

(1)	In November 2004, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock commencing in December 2004. In February 2005, our Board of Directors authorized an increase to our previously established share repurchase program from $25.0 million to $50.0 million of our common stock.

ITEM 3: Defaults Upon Senior Securities – None

ITEM 4: Submission of Matters to a Vote of Security Holders

     Pursuant to the election of the two directors listed below, George V. Hager, Jr. and Kevin M. Kelley were each elected as Class I directors to serve until the 2008 Annual Meeting of Shareholders and until their successors are duly elected and qualified. Robert H. Fish, Charles W. McQueary and Charlene Connolly Quinn continue to serve as Class II directors to serve until the 2006 Annual Meeting of Shareholders and John F. DePodesta, J. Michael Gallagher and Terry Allison Rappuhn continue to serve as Class III directors to serve until the 2007 Annual Meeting of Shareholders, each until their successors are duly elected and qualified.

     On February 23, 2005, we held our 2005 Annual Meeting of Shareholders. Proxies were solicited for the meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934.

     At the meeting, the following matters were voted on:

•	the election of George V. Hager, Jr. and Kevin M. Kelley to hold office for a term of three years and until each of their successors are duly elected and qualified; and

•	the amendment to the 2003 Stock Incentive Plan increasing the number of shares of Common Stock available for issuance under the 2003 Stock Incentive Plan from 750,000 to 1,000,000.

     A summary of the voting results follows:

	Votes For	Votes Against	Votes Withheld	Broker Non-votes
Election of George V. Hager, Jr.	15,711,745	—	2,141,247	—
Election of Kevin M. Kelley	16,935,335	—	917,657	—
Amendment to the 2003 Stock Incentive Plan	14,172,552	1,197,214	111,095	2,372,131

ITEM 5: Other Information - None.

ITEM 6: Exhibits

(a)	Exhibits

4.1	Indenture, dated as of March 2, 2005, with respect to the 2.5% Convertible Senior Subordinated Debentures due 2025 of Genesis HealthCare Corporation by and among Genesis HealthCare Corporation, the subsidiary guarantors named therein and The Bank of New York, as trustee.

4.2	Supplemental Indenture, dated March 16, 2005, with respect to the 8% Senior Subordinated Notes due 2013 of Genesis HealthCare Corporation by and among Genesis HealthCare Corporation, the subsidiary guarantors named therein and The Bank of New York, as trustee.

10.1	Amendment to 2003 Stock Incentive Plan of Genesis HealthCare Corporation, dated as of February 23, 2005.

10.2	Purchase Agreement, dated as of February 24, 2005, by and among Genesis HealthCare Corporation, the subsidiary guarantors named therein and the Initial Purchasers named therein.

10.3	Registration Rights Agreement, dated as of March 2, 2005, by and among Genesis HealthCare Corporation, the subsidiary guarantors named therein and Wachovia Capital Markets LLC, on behalf of the Initial Purchasers.

10.4	Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of March 2, 2005 among Genesis HealthCare Corporation, as Borrower, the Guarantors referred to therein, and the Lenders referred to therein, and Wachovia Capital Markets LLC as co-lead arranger and bookrunner, Wachovia Bank, National Association as administrative agent, General Electric Capital Corporation as co-lead arranger and documentation agent, Citicorp North America, Inc. as syndication agent and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services, Inc. as syndication agent (schedules and exhibits are omitted; Genesis HealthCare Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request).

31.1	Certification of George V. Hager, Jr., Chief Executive Officer, of the Company dated May 10, 2005 pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of James V. McKeon, Chief Financial Officer, of the Company dated May 10, 2005 pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of George V. Hager, Jr., Chief Executive Officer, of the Company dated May 10, 2005 pursuant to 18 U.S.C. Section 1350.

32.2	Certification of James V. McKeon, Chief Financial Officer, of the Company dated May 10, 2005 pursuant to 18 U.S.C. Section 1350.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesis HealthCare Corporation
/s/ James V. McKeon
Date: May 10, 2005	James V. McKeon,
Chief Financial Officer

/s/ George V. Hager, Jr.
Date: May 10, 2005	George V. Hager, Jr.,
Chief Executive Officer and Chairman of the Board