Form 10-Q
period 2005-06-30
GENESIS HEALTHCARE CORP
filed 2005-08-09
CIK 1236736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS.

As of August 5, 2005: 19,785,312 shares of the registrant’s common stock were outstanding, including 134,009 shares currently held in escrow to be issued in connection with a joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

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

Statements made in this report, and in our other public filings and releases, which are not historical facts, contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

•	statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our unaudited condensed consolidated financial statements, such as demographic trends and our ability to take advantage of such demographic trends; the expected impact of staffing and retention programs; our ability to meet our working capital requirements, debt service, and future cash needs; future earnings, capital expenditure, asset sales, debt and lease requirements; our potential extension of credit to our joint venture partners; the expected changes in and effects of government legislation and regulation on our business; the nature, timing and amount of provider tax assessments in the state of Connecticut; estimates in our pro forma financial data and critical accounting policies, including the adequacy of our allowance for doubtful accounts, any anticipated impact of long-lived asset impairments and our ability to provide for outstanding losses and loss expenses for our self-insured programs; the estimated impact of new accounting pronouncements upon adoption; and the estimated amount of net operating loss carryforwards available to us;

•	statements contained in “Quantitative and Qualitative Disclosures About Market Risk;” and

•	statements contained in the notes to our unaudited condensed consolidated financial statements and in “Legal Proceedings” regarding the effects of litigation.

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

Factors that could cause actual results to differ materially include, but are not limited to, the following, certain of which are discussed more fully in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004:

•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid, or the implementation of other measures to reduce the reimbursement for our services;

•	the expiration of enactments providing for additional governmental funding;

•	the impact of federal and state regulations;

•	changes in case mix, payor mix and payment methodologies;

•	competition in our businesses;

•	the need for extensive capital expenditures in order to modernize and improve our physical infrastructure;

•	the capital intensive nature of our inpatient services segment;

•	an increase in insurance costs and potential liability for losses not covered by, or in excess of, our insurance;

•	competition for, and availability of, qualified staff in the healthcare industry, and risks of potential labor strikes;

Back to Contents
•	our ability to control operating costs and generate sufficient cash flow to meet operational and financial requirements;

•	our ability, and the ability of our subsidiary guarantors, to fulfill debt obligations;

•	our covenants and restrictions contained in financing agreements which limit our discretion in the operation of our business;

•	the economic condition of, or changes in, the laws affecting our business in those markets in which we operate;

•	the impact of acquisitions, and our ability to integrate acquired businesses, on our operations and finances;

•	our ability to quantify and realize tax benefits relating to our estimated net operating loss carryforwards;

•	our ability to ensure and maintain an effective system of internal control over financial reporting;

•	the impact of implementing new information systems;

•	our charter documents and the Pennsylvania Business Corporation Law of 1988, as amended, which could delay or prevent a change of control;

•	the difficulty in evaluating certain of our financial information due to the spin-off;

•	the ability to engage successfully in acquisitions and other strategic transactions;

•	federal income tax liabilities and indemnification obligations related to the spin-off;

•	potential conflicts of interest as a result of continuing relationships with NCI; and

•	acts of God or public authorities, war, civil unrest, terrorism, fire, floods, earthquakes and other matters beyond our control.

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

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND SEPTEMBER 30, 2004
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2005	September 30, 2004

Assets:
Current assets:
Cash and equivalents	$113,253	$126,071
Current portion of restricted investments in marketable securities	33,775	29,887
Accounts receivable, net of allowances for doubtful accounts of $25,820 and $29,382, at June 30, 2005 and September 30, 2004, respectively	190,855	175,292
Prepaid expenses and other current assets	27,826	33,526
Current portion of assets held for sale	1,400	6,267

Total current assets	367,109	371,043

Property and equipment, net of accumulated depreciation of $144,148 and $114,162, at June 30, 2005 and September 30, 2004, respectively	723,990	695,511
Assets held for sale	2,511	2,511
Restricted investments in marketable securities	66,338	65,121
Other long-term assets	97,694	112,529

Total assets	$1,257,642	$1,246,715

Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long-term debt	$4,167	$27,230
Accounts payable and accrued expenses	158,922	157,006
Current portion of self-insurance liability reserves	33,775	29,887

Total current liabilities	196,864	214,123

Long-term debt	373,499	375,841
Self-insurance liability reserves	54,768	62,920
Other long-term liabilities	36,620	28,858
Commitments and contingencies
Shareholders’ equity:
Common stock - par $0.01, 45,000,000 shares authorized at June 30, 2005 and September 30, 2004, 20,368,172 and 20,011,795 shares issued at June 30, 2005 and September 30, 2004, respectively	204	200
Additional paid in capital	573,652	547,841
Retained earnings	52,460	20,504
Accumulated other comprehensive (loss) income	(440)	221
Treasury stock at cost, 616,600 shares at June 30, 2005	(25,158)	—
Common stock held in deferred compensation plan at cost, 156,780 and 158,394 shares at June 30, 2005 and September 30, 2004, respectively	(4,827)	(3,793)

Total shareholders’ equity	595,891	564,973

Total liabilities and shareholders’ equity	$1,257,642	$1,246,715

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Contents

     GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended

	June 30, 2005	June 30, 2004

Net revenues	$408,971	$375,273
Operating expenses:
Salaries, wages and benefits	251,945	242,219
Other operating expenses	89,031	74,914
General and administrative costs	23,602	20,666
Loss on early extinguishment of debt	6,933	425
Lease expense	6,538	6,919
Depreciation and amortization expense	12,723	11,337
Interest expense	5,096	6,854

Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	13,103	11,939
Income tax expense	4,775	4,874

Income before equity in net income of unconsolidated affiliates and minority interests	8,328	7,065
Equity in net income of unconsolidated affiliates	591	746
Minority interests	72	(170)

Income from continuing operations	8,991	7,641
Loss from discontinued operations, net of taxes	(1,350)	(919)

Net income	$7,641	$6,722

Per common share data:
Basic:
Income from continuing operations	$0.46	$0.38
Loss from discontinued operations	(0.07)	(0.05)
Net income	$0.39	$0.34
Weighted average shares	19,619,845	19,963,778

Diluted:
Income from continuing operations	$0.44	$0.38
Loss from discontinued operations	(0.07)	(0.05)
Net income	$0.38	$0.33
Weighted average shares	20,260,790	20,127,739

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Contents

     GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Nine months ended

	June 30, 2005	June 30, 2004

Net revenues	$1,262,564	$1,120,264
Operating expenses:
Salaries, wages and benefits	758,300	717,397
Other operating expenses	300,771	233,217
General and administrative costs	66,300	59,465
Loss on early extinguishment of debt	11,765	1,253
Lease expense	20,119	21,036
Depreciation and amortization expense	37,248	34,365
Interest expense	17,989	20,203

Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	50,072	33,328
Income tax expense	19,154	13,546

Income before equity in net income of unconsolidated affiliates and minority interests	30,918	19,782
Equity in net income of unconsolidated affiliates	2,381	1,770
Minority interests	(352)	(329)

Income from continuing operations	32,947	21,223
Loss from discontinued operations, net of taxes	(991)	(2,921)

Net income	$31,956	$18,302

Per common share data and pro forma per common share data (note 5):
Basic:
Income from continuing operations	$1.67	$1.07
Loss from discontinued operations	(0.05)	(0.15)
Net income	$1.62	$0.92
Weighted average shares	19,758,715	19,928,517
Diluted:
Income from continuing operations	$1.61	$1.06
Loss from discontinued operations	(0.05)	(0.15)
Net income	$1.56	$0.91
Weighted average shares	20,445,706	20,043,453

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Contents

     GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(IN THOUSANDS)

	Nine months ended

	June 30, 2005	June 30, 2004

Cash flows from operating activities:
Net income	$31,956	$18,302
Net charges included in operations not requiring funds	81,116	59,482
Changes in assets and liabilities:
Accounts receivable	(22,734)	(1,362)
Accounts payable and accrued expenses	12,972	20,718
Other, net	7,277	3,024

Total adjustments	78,631	81,862

Net cash provided by operating activities	110,587	100,164

Cash flows from investing activities:
Capital expenditures	(40,045)	(21,030)
Net purchases of restricted marketable securities	(5,476)	(6,261)
Purchase of eldercare centers and lease amendments	(7,208)	(48,976)
Proceeds from sales of eldercare assets	6,664	15,074
Other, net	67	2,571

Net cash used in investing activities	(45,998)	(58,622)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	180,000	410,000
Repayment of long-term debt	(224,575)	(280,304)
Debt issuance costs and debt prepayment premium	(14,303)	(9,337)
Purchase of common stock for treasury	(25,158)	—
Proceeds from exercise of stock options	6,629	—
Net transactions with NCI, prior to the spin-off	—	(55,548)

Net cash (used in) provided by financing activities	(77,407)	64,811

Net (decrease) increase in cash and equivalents	$(12,818)	$106,353
Cash and equivalents:
Beginning of period	126,071	8,791

End of period	$113,253	$115,144

Supplemental disclosure of cash flow information:
Interest paid	$22,192	$18,475
Taxes paid	4,776	2,872
Non-cash financing activities:
Capital leases	$3,638	$—
Assumption of debt	15,533	34,014

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

GHC provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. At June 30, 2005, GHC had 215 owned, leased, managed and jointly owned eldercare centers with 26,418 beds. Revenues of GHC’s owned and leased centers constitute approximately 90% of GHC’s revenues, and are presented in GHC’s segment information as inpatient services revenues. Management fees earned from eldercare centers that are managed and/or jointly owned by GHC are included in all other revenues presented in GHC’s segment information. See note 8 — “Segment Information.”

GHC provides an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy. These services are provided by approximately 4,600 licensed rehabilitation therapists and assistants employed or contracted at substantially all of the eldercare centers operated by GHC, as well as by contract to healthcare facilities operated by others and through any one of GHC’s 13 certified outpatient rehabilitation agencies. After the elimination of intercompany revenues, the rehabilitation therapy services segment constitutes approximately 8% of GHC’s revenues.

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

In connection with the spin-off, NCI and GHC have agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin-off. In addition, NCI and GHC have entered into certain mutually beneficial commercial arrangements. Specifically, NCI and GHC entered into a separation and distribution agreement, a tax sharing agreement, as amended, a transition services agreement, as amended, a group purchasing agreement, an employee benefits agreement, a pharmacy services agreement, as amended, a pharmacy benefit management agreement, as amended, and a durable medical equipment agreement.

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

Back to Contents

	Nine months ended June 30, 2004

	As reported	Pro forma

Net revenues	$1,120,264	$1,120,264
Income from continuing operations	21,223	20,044
Diluted earnings per share — from continuing operations	1.06	1.00

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

Prior to the spin-off, substantially all of GHC’s cash accounts were linked to NCI’s centralized cash management system. Accordingly, substantially all cash generated from or used in GHC’s operations had been transferred to and from NCI. For instance, NCI funded nearly all routine and capital cash disbursements on behalf of GHC. Likewise, on a daily basis, GHC transferred its cash receipts directly to the concentrated bank account of NCI. The net transactions with NCI as reflected in the unaudited condensed consolidated statements of cash flows for the nine months ended June 30, 2004 represent these cash activities between NCI and GHC. Prior to the spinoff, the financing activities between NCI and GHC were in the form of equity capital advances and there were no formal repayment or interest arrangements.

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

Correction of Errors

During the nine months ended June 30, 2005, the Company identified and corrected certain errors in previously issued consolidated financial statements. Management evaluated the quantitative and qualitative impact of the corrections, individually and in the aggregate, on previously reported periods, on the current fiscal year and on earnings trends. Based upon this evaluation, management concluded the errors are not material to the Company’s consolidated financial statements taken as a whole and has recognized the errors in the period such errors were identified.

During the three months ended June 30, 2005, the Company identified that it was not properly accounting for its deferred compensation plan in accordance with Emerging Issues Task Force (EITF) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (EITF No. 97-14). GHC employee compensation deferrals are invested in a rabbi trust, which is a funding vehicle used to protect deferred compensation benefits from various events, excluding bankruptcy or insolvency. The accounting treatment for assets invested in a rabbi trust under EITF No. 97-14 differs depending upon the level of restrictions placed on a participant’s ability to diversify deferred compensation that is invested in Company stock. In its application of EITF 97-14, the Company recognized that GHC common stock held in its rabbi trust was not properly classified as a component of shareholders’ equity at cost; and GHC common stock held in its rabbi trust was improperly marked to market each reporting period, resulting in an inappropriate recognition of unrealized gains and losses from fluctuations in the market value of GHC’s common stock. The correction to previously issued financial statements resulted in a decrease to revenues of $3.0 million, a decrease to other long-term assets of $8.2 million and a decrease to shareholders’ equity of $7.0 million. To conform to the current period presentation, GHC decreased other long-term assets and shareholders’ equity $3.8 million, respectively, at September 30, 2004.

Back to Contents

During the three months ended March 31, 2005, the Company recorded a $1.3 million increase to depreciation expense and accumulated depreciation resulting from corrections to the useful lives assigned to certain fixed assets. The cumulative error principally relates to the period beginning after the Company’s adoption of fresh start reporting, or October 1, 2001 through March 31, 2005.

During the three months ended December 31, 2004, the Company recorded an increase to accounts payable and other operating expenses of $2.8 million to reflect an estimate of previously unaccrued costs resulting from a weakness in the Company’s purchasing cut-off procedures. The Company has remediated the internal control weakness.

Other

During the nine months ended June 30, 2005, GHC recognized a tax refund and tax credits of $0.7 million and $0.8 million, respectively, which reduced the Company’s effective tax rate of 39.6% to 36.8%.

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

On July 28, 2005, the Centers for Medicare and Medicaid Services (CMS) released the final fiscal 2006 skilled nursing facility prospective payment rules, including refinement to the resource utilization group classification system (RUGs refinement). Effective October 1, 2005, the current skilled nursing facility prospective payment rates will be increased by a 3.1% annual inflation update factor. Effective January 1, 2006, the rules establish nine new payment classifications, alter the case-mix weights for the remaining 44 RUG payment categories and adjust upward the nursing component of each reimbursement schedule. Efforts are underway to quantify the impact of the final rules. GHC’s initial assessment is that while the final rules are an improvement over the proposed rules, the new 53 RUG payment categories will have a negative impact on the Company’s financial condition and results of operations once fully implemented. Specifically, effective October 1, 2005, GHC estimates its Medicare rates will increase by $10 per patient day. Starting January 1, 2006, GHC estimates that its Medicare rates could be reduced as much as $20 per patient day as a result of RUGs refinement. Thus, it is estimated that GHC’s Medicare rates could decline by $10 per patient day from its current Medicare per diems effective January 1, 2006.

It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on GHC’s business and the business of the customers served by GHC’s rehabilitation therapy business. Accordingly, there can be no assurance that the impact of any future healthcare legislation or regulation will not further adversely affect GHC’s business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. GHC’s financial condition and results of operations will be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled. GHC’s bad debt expense for the three and nine months ended June 30, 2005 and 2004 was $2.5 million, $8.4 million, $4.5 million and $15.8 million, respectively.

Back to Contents

Use of Estimates

The Company has made a number of estimates relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Some of the more significant estimates impact accounts receivable, long-lived assets and loss reserves for self-insured programs. It is at least reasonably possible that GHC will revise its estimates significantly in the near term. Any subsequent differences arising are recorded in the period in which they are determined.

(3)	Significant Transactions and Events

Amendments to NCI Agreements

On June 9, 2005, GHC and NCI entered into Amendment No. 1 to the Tax Sharing Agreement, dated as of December 1, 2003 (the tax sharing amendment), and Amendment No. 1 to the Transition Services Agreement, dated as of December 1, 2003 (the transition services amendment). On June 9, 2005, the Company and NeighborCare Pharmacy Services, Inc., NCI’s subsidiary (NCPS), entered into Amendment No. 2 (the 2005 pharmacy services amendment) to the Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services, dated as of December 1, 2003 (the pharmacy services agreement), as amended on May 7, 2004 (the 2004 pharmacy services amendment).

A summary of the amendments is provided below. The agreements are described in more detail in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

Tax Sharing Amendment. The tax sharing amendment prohibits NCI or its successors from changing or amending any combined tax returns for periods ending on or before September 30, 2001 without the Company’s consent. In addition, the Company was granted a joint right, in the event of a change in control of NCI, to represent members of combined tax returns in any tax proceeding directly relating to the net operating loss (NOL) carryforward available to the Company and, pursuant to this joint right, the Company and NCI agreed that neither will file any amended tax returns, enter into any settlement agreement with the Internal Revenue Service or take any other action that could be reasonably expected to have an adverse impact on the other party without the other party’s consent. Consent shall not be unreasonably withheld or delayed. As defined in the tax sharing amendment, a “change in control” occurs, generally, at any time when individuals serving on NCI’s board of directors as of June 9, 2005 no longer constitute at least a majority of the NCI board. The tax sharing amendment also increases the percentage of the NOL carryforward limitation that NCI must allocate to the Company.

Transition Services Amendment. Pursuant to the transition services amendment, the Company and NCI adjusted the pricing of transition services provided by the Company to NCI for the period prior to January 1, 2005 and during the three month period ended March 31, 2005. In addition, the Company agreed to discount the cost to NCI of transition services provided during the five month period ending September 1, 2005; provided that such discount shall not exceed actual cost. The amount of the discount reduces in the event of NCI’s continued use of the transition services of the Company, including but not limited to, NCI’s failure to vacate the data center owned by the Company by certain specified dates. The Company also agreed to bear any severance costs associated with NCI’s termination of transition services. Both the Company and NCI further agreed to release one another from any claims relating to adjustments for cash amounts due one another as of December 1, 2003.

Pharmacy Services Amendment. The 2005 pharmacy services amendment reinstates the provision in the pharmacy services agreement pursuant to which the Company and NCPS agreed to negotiate any adjustments in pricing at least 180 days prior to December 1, 2008. The 2004 pharmacy services amendment had accelerated by nine months the Company’s ability to renegotiate pricing.

Issuance and Registration of Convertible Senior Subordinated Debentures

In March 2005, GHC completed a private placement of $180.0 million aggregate principal amount of its 2.5% convertible senior subordinated debentures due 2025 to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. After paying financing fees of approximately $5.5 million, GHC used (i) approximately $20.1 million of the net proceeds of the offering to repurchase shares of its common stock from the initial purchasers of the debentures in negotiated transactions concurrently with the offering, (ii) approximately $119.7 million of the net proceeds to repay the remaining outstanding borrowings under the term loan portion of its senior credit facility, and (iii) the balance for general corporate purposes, including debt repurchases described below. In June 2005, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of the convertible senior subordinated debentures and the relating guarantees and underlying common stock.

Back to Contents

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

Prior to the amendment, the existing senior credit agreement provided for a revolving credit facility of $75.0 million, with sub limits for swing line loans, letters of credit and term loans. The amended and restated senior credit agreement provides for a $125.0 million revolving credit facility, with sub limits for the issuance of letters of credit and for swing line loans.

Share Repurchase

In February 2005, GHC’s Board of Directors authorized an increase to the size of its previously established share repurchase program from $25.0 million to $50.0 million of the Company’s common stock. Share repurchases may take place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. Under this program, there were 616,600 shares of common stock repurchased at a cost of $25.2 million through June 30, 2005.

Debt Repurchase

In February 2005, GHC’s Board of Directors authorized the repurchase of a portion of GHC's 8% senior subordinated notes due 2013 from time to time commencing in March 2005. There were $70.9 million of 8% senior subordinated notes repurchased through June 30, 2005. The debt repurchases resulted in a year to date prepayment premium of $7.4 million, which is included in loss on early extinguishment of debt.

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

Back to Contents

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

Back to Contents

(4)	Long-Term Debt

Long-term debt at June 30, 2005 and September 30, 2004 consists of the following (in thousands):

	June 30, 2005	September 30, 2004

Senior credit facility – term loan	$—	$134,075
Senior subordinated notes	154,150	225,000
Convertible senior subordinted debentures	180,000	—
Mortgages and other secured debt	43,516	43,996

	377,666	403,071
Less:
Current portion of long-term debt	(4,167)	(27,230)

Long-term debt	$373,499	$375,841

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

GHC pays interest monthly on the outstanding loans under the amended and restated senior credit agreement at either a base rate plus a margin or at the London Interbank Offered Rate (LIBOR) plus a margin. Initially, that margin will be 0.50% for base rate loans and 1.50% for LIBOR loans. The margin will be adjusted, from time to time, depending on GHC’s leverage ratio. For base rate loans, the margin range is from 0.00% to 1.00%. For LIBOR loans, the margin range is from 1.00% to 2.00%. GHC pays a commitment fee to the lenders on the unused portion of the revolving credit facility equal to 0.50% of the unused amount; that percentage will drop to 0.375% if GHC’s total leverage ratio drops below 2.25:1.00, as defined.

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

In February 2005, GHC’s Board of Directors authorized the repurchase of a portion of GHC's 8% senior subordinated notes due 2013 from time to time commencing in March 2005. There were $70.9 million of senior subordinated notes repurchased through June 30, 2005. The debt repurchases resulted in a prepayment premium of $7.4 million, which is included in loss on early extinguishment of debt.

Convertible senior subordinated debentures. In March 2005, GHC completed a private placement of $180.0 million aggregate principal amount of its 2.5% convertible senior subordinated debentures due 2025 to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Interest is payable semi-annually in March and September. Each of GHC’s subsidiaries that guarantees the indebtedness under the senior subordinated notes also guarantees the convertible senior subordinated debentures. The guarantees will be released at such time that such subsidiary ceases to be a guarantor under the senior subordinated notes, all of the senior subordinated notes are no longer outstanding, or on March 20, 2012. In June 2005, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of the convertible senior subordinated debentures and the relating guarantees and underlying common stock.

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

Back to Contents

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

	Nine months ended June 30, 2005

	As reported	Pro forma

Net revenues	$1,262,564	$1,262,564
Income from continuing operations	32,947	34,209
Diluted earnings per share — from continuing operations	1.61	1.72

Mortgages and other secured debts. At June 30, 2005 and September 30, 2004, GHC had $43.5 million and $44.0 million, respectively, of other secured debt consisting principally of revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development, as well as capital lease obligations. These loans are secured by the underlying real and personal property of individual eldercare centers and have fixed or variable rates of interest ranging from 3.0% to 11.0%, with a weighted average interest rate of 6.4% and 7.4% at June 30, 2005 and September 30, 2004, respectively. On November 30, 2004, GHC prepaid an $11.0 million, 11% fixed rate mortgage. GHC paid the lenders a $0.3 million penalty in connection with the prepayment. On January 31, 2005, GHC acquired the land and building of a State of New Jersey skilled nursing facility assuming a $9.5 million, 6% fixed rate mortgage that matures in October 2007. On June 30, 2005, GHC amended the lease of one of its facilities located in the State of New Hampshire to include a purchase agreement of the facility to be exercised at the end of the lease term on April 30, 2007. The amdended lease is being accounted for as a capital lease, resulting in a $2.1 million capital lease obligation at June 30, 2005.

(5)	Earnings Per Share

The computation of basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The computation of basic weighted average common shares for the nine months ended June 30, 2004 is based upon the number of GHC shares distributed by NCI on December 1, 2003 in connection with the spin-off, assuming such distribution took place on October 1, 2003. Therefore, the basic weighted average common shares presented for the nine months ended June 30, 2004 are labeled “pro forma”. The computation of diluted net income per common share is calculated by dividing net income by the sum of the weighted average basic common shares and potentially dilutive securities. GHC applies the treasury stock method in calculating potentially dilutive securities which assumes that the proceeds from the exercise of all GHC stock options are used to repurchase GHC common stock at the average market price for the period. For the three and nine months ended June 30, 2005, GHC’s outstanding stock options yielded 273,472 and 281,784, respectively, potentially dilutive securities, in comparison to the three and nine months ended June 30, 2004, in which GHC’s outstanding stock options yielded 67,649 and 38,444, respectively, potentially dilutive securities. For the three and nine months ended June 30, 2005, GHC’s unvested restricted stock yielded an additional 367,473 and 405,207, respectively, potentially dilutive securities under the modified treasury stock method in comparison to the three and nine months ended June 30, 2004, in which GHC’s unvested restricted stock yielded 96,312 and 76,492, respectively, potentially dilutive securities. Basic and diluted weighted average common shares outstanding were reduced by GHC common stock held in its deferred compensation plan. For the three and nine months ended June 30, 2005, total weighted average common shares were reduced by 208,501 and 186,877, respectively, for GHC common stock held in this plan.

Back to Contents

(6)	Comprehensive Income

The following table sets forth the computation of comprehensive income for the three and nine months ended June 30, 2005 and 2004 (in thousands):

	Three months ended June 30,		Nine months ended June 30,

	2005	2004	2005	2004

Net income	$7,641	$6,722	$31,956	$18,302
Net unrealized gain (loss) on restricted investments in marketable securities	1,065	(375)	(372)	(688)
Minimum pension liability	—	—	(289)	—

Total comprehensive income	$8,706	$6,347	$31,295	$17,614

(7)	Assets Held for Sale and Discontinued Operations

In the normal course of business, GHC continually evaluates the performance of its operating units, with an emphasis on selling or closing under-performing or non-strategic assets. GHC accounts for discontinued operations and assets held for sale under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS 144). Under SFAS 144, discontinued businesses, including assets held for sale, are removed from the results of continuing operations. The results of operations in the current and prior year periods, along with any cost to exit such businesses, are classified as discontinued operations in the consolidated statements of operations.

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

Consolidated interest expense has been allocated to discontinued operations for all periods presented based on allocated debt expected to be repaid in connection with the sale of the assets. The amount of after-tax interest expense allocated to discontinued operations in the three and nine months ended June 30, 2005 was $0.1 million and $0.3 million, respectively. For the three and nine months ended June 30, 2004 after-tax interest expense allocated to discontinued operations was $0.2 million and $0.5 million, respectively.

GHC has separately classified an aggregate of $3.9 million and $8.8 million of carrying value associated with its assets held for sale in its unaudited condensed consolidated balance sheets at June 30, 2005 and September 30, 2004, respectively. GHC’s assets held for sale are classified in the unaudited condensed consolidated balance sheets within both current and non-current assets. The current portion of assets held for sale represents those assets for which the Company has binding agreements of sale.

Back to Contents

The following table sets forth net revenues and the components of loss from discontinued operations for the three and nine months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,

	2005	2004	2005	2004

Net revenues	$1,038	$9,384	$9,491	$35,254

Net operating loss of discontinued businesses	$(1,520)	$(1,539)	$(432)	$(4,309)
Loss on discontinuation or sale of businesses	(754)	—	(1,237)	(583)
Income tax benefit	924	620	678	1,971

Loss from discontinued operations, net of taxes	$(1,350)	$(919)	$(991)	$(2,921)

The loss on discontinuation of businesses represents the write-down of assets to estimated net realizable value.

(8)	Segment Information

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “All other services and corporate costs” category of revenues and EBITDA represents operating information of business units below the prescribed quantitative thresholds that trigger segment reporting requirements, and the Company’s corporate support functions. The operating business units in this category derive revenues from the following services: management services, respiratory health services, physician services, hospitality services, staffing services and other healthcare related services. The “Loss on early extinguishment of debt” category has not been allocated to the Company’s reportable segments or the “All other services and corporate costs” category. This approach to segment reporting is consistent with the Company’s internal financial reporting and the information used by the chief operating decision maker regarding the performance of the Company’s reportable and non-reportable segments.

Back to Contents

	Three months ended June 30,		Nine months ended June 30,

(in thousands)	2005	2004	2005	2004

Revenues:
Inpatient services - external	$366,974	$333,499	$1,130,882	$997,549
Rehabilitation services:
External	32,511	30,957	97,577	89,972
Intersegment	20,312	19,422	60,317	56,937
All other services:
External	9,486	10,817	34,105	32,743
Intersegment	14,852	15,443	43,846	55,998
Elimination of intersegment revenues	(35,164)	(34,865)	(104,163)	(112,935)

Total net revenues	408,971	375,273	1,262,564	1,120,264

EBITDA (1):
Inpatient services	52,638	40,872	158,406	120,256
Rehabilitation services	2,306	4,637	8,495	13,285
All other services and corporate costs	(17,089)	(14,954)	(49,827)	(44,392)
Loss on early extinguishment of debt	(6,933)	(425)	(11,765)	(1,253)

Total EBITDA	30,922	30,130	105,309	87,896

Capital and other:
Depreciation and amortization expense	(12,723)	(11,337)	(37,248)	(34,365)
Interest expense	(5,096)	(6,854)	(17,989)	(20,203)
Income tax expense	(4,775)	(4,874)	(19,154)	(13,546)
Equity in net income of unconsolidated affiliates	591	746	2,381	1,770
Minority interests	72	(170)	(352)	(329)

Income from continuing operations	8,991	7,641	32,947	21,223
Loss from discontinued operations, net of taxes	(1,350)	(919)	(991)	(2,921)

Net income	$7,641	$6,722	$31,956	$18,302

(1)	GHC defines EBITDA as earnings from continuing operations before equity in net income of unconsolidated affiliates, minority interests, interest expense, income taxes, depreciation and amortization. EBITDA can be calculated through GHC’s unaudited condensed consolidated statements of operations by adding back interest expense, income taxes, depreciation and amortization, equity in net income of unconsolidated affiliates and minority interests costs to GHC’s income from continuing operations.

Total assets by segment at June 30, 2005 and September 30, 2004 were as follows (in thousands):

	June 30, 2005	September 30, 2004

Inpatient services	$895,949	$871,785
Rehabilitation therapy services	38,057	36,212
All other	323,636	338,718

Total assets	$1,257,642	$1,246,715

Back to Contents

(9)	Restricted Investments in Marketable Securities

At June 30, 2005 and September 30, 2004, the Company reported restricted investments in marketable securities of $100.1 million and $95.0 million, respectively. The Company’s restricted investments are held by Liberty Health Corporation, LTD. (LHC), GHC’s wholly owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, GHC and LHC are precluded from freely transferring funds through inter-company loans, advances or cash dividends.

The Company’s restricted investments in marketable securities are classified in the unaudited condensed consolidated balance sheets within both current and non-current assets. The current portion of restricted investments in marketable securities represents an estimate of the level of outstanding self-insured losses the Company expects to pay in the succeeding 12 months.

(10)	Stock Option Plan

GHC applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. See note 12 – “New Accounting Pronouncements” regarding the issuance of SFAS No. 123R.

The following table illustrates the effect on net income (in thousands, except per share data) if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,		Nine months ended June 30,

	2005	2004	2005	2004

Net income - as reported	$7,641	$6,722	$31,956	$18,302
Deduct: Total stock-based employee
compensation determined under fair
value based method for all stock option
awards, net of related tax effects	(367)	(833)	(1,377)	(2,057)

Net income - pro forma	$7,274	$5,889	$30,579	$16,245

Earnings per share:
Basic – as reported	$0.39	$0.34	$1.62	$0.92
Basic – pro forma	0.37	0.30	1.55	0.82
Diluted – as reported	$0.38	$0.33	$1.56	$0.91
Diluted – pro forma	0.36	0.29	1.50	0.81

Back to Contents

The fair value of stock options granted is estimated at the grant date using the Black-Scholes option-pricing model, which requires the use of highly subjective assumptions, including expected stock price volatility. The assumptions used in preparing the estimates were as follows:

	Three months ended June 30,		Nine months ended June 30,

	2005	2004	2005	2004

Volatility	39.43%	41.32%	35.32%	40.39%
Expected life (in years)	5.0	5.0	5.0	5.0
Risk free rate of return	3.36%	3.36%	3.36%	3.36%
Dividend yield	0.00%	0.00%	0.00%	0.00%

(11)	Income Taxes

Based on NCI’s consolidated federal tax return for the period ended September 30, 2004 that was filed in June 2005, GHC estimates its net operating loss (NOL) carryforward at June 30, 2005 to be approximately $128.0 million with a total annual utilization limitation of $33.0 million. Such NOL carryforward may need to be adjusted based on any return amendments or settlement of any federal tax audit of NCI’s tax years ending on or before that date. This could materially reduce GHC’s estimated NOL carryforward. The amount and timing of any realized tax benefit resulting from the utilization of the NOL carryforward is also a function of future taxable income, multiple change of ownership limitations imposed by Section 382 of the Internal Revenue Code of 1986, as amended, contractual limitations imposed by the tax sharing agreement with NCI, as amended, and the term of the carryforward period. As a consequence, the NOL carryforward is subject to a 100% valuation allowance. GHC will continue to monitor the realizability of its NOL carryforward and make appropriate adjustments as and when necessary.

(12)	New Accounting Pronouncements

Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, or October 1, 2006 for GHC. The Company does not expect this statement to have a material impact on its consolidated financial statements.

Share Based Payments

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. On April 14, 2005, the Securities and Exchange Commission issued rules to allow companies to adopt the standard at the beginning of the fiscal year that begins after June 15, 2005, and, thus, will be effective for GHC beginning October 1, 2005. GHC is currently evaluating the option valuation methodologies, transition alternatives and assumptions in light of SFAS 123R, and therefore cannot estimate the impact of its adoption at this time. Adoption of the expensing requirements of SFAS 123R will increase GHC’s operating expenses. The ultimate amount of increased operating expenses will be dependent on the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors. The Company has begun, but has not completed, evaluating the impact of adopting SFAS 123R on its results of operations. The Company currently determines the fair value of stock-based compensation using a Black-Scholes option-pricing model. In connection with evaluating the impact of adopting SFAS 123R, the Company is also considering the potential implementation of different valuation models to determine the fair market value of stock-based compensation, although no decision has been yet made. The new methodologies and assumptions may be different than those currently employed by GHC in disclosing the impact of applying the fair value-based method under SFAS 123 to outstanding and unvested awards. See note 10 – “Stock Option Plan” for information related to the pro forma effects of stock-based employee compensation on GHC’s reported results assuming application of the fair value recognition provisions of SFAS 123.

Back to Contents

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

General Partner Control of Limited Partnerships

In June 2005, the Emerging Issues Task Force reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). This consensus applies to voting right entities not within the scope of FIN 46(R) in which the investor is the general partner(s) in a limited partnership or functional equivalent. The EITF consensus is that the general partner(s) in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements. The general partner(s) may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner through substantive kick-out rights that can be exercised without having to show cause; or (b) substantive participating rights in managing the partnership. This guidance became immediately effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, or October 1, 2006 for the Company. The Company has begun, but has not completed, evaluating the impact of applying the provisions of EITF No. 04-5 to its existing unconsolidated joint venture partnerships, but does not expect the adoption will have a material impact on its consolidated financial statements.

(13)	Commitments and Contingencies

GHC is a party to litigation and regulatory investigations arising in the ordinary course of business. Management does not believe the results of such litigation or regulatory investigations, even if the outcome is unfavorable, would have a material adverse effect on the financial position of GHC.

At June 30, 2005 GHC has:

•	extended $4.1 million in working capital lines of credit to certain jointly owned and managed companies, of which $2.2 million was unused;

Back to Contents

•	posted $3.0 million of outstanding letters of credit to guarantee the performance to third parties of various trade activities;

•	provided $0.3 million of financial guarantees related to loan commitments of one jointly owned and managed company; and

•	contractual commitments of approximately $2.5 million related to its internal construction program.

(14)	Condensed Consolidating Financial Statements of Genesis HealthCare Corporation and Subsidiaries

The following condensed consolidating financial statements of GHC and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

These unaudited condensed consolidating financial statements have been prepared on the same basis of accounting as the consolidated financial statements. GHC is the borrower under the senior credit facility, the senior subordinated notes and the convertible senior subordinated debentures described in note 4 – “Long-Term Debt” and incurs interest expense thereunder. In April 2004, GHC filed a registration statement on Form S-4 with the Securities and Exchange Commission in connection with the exchange offer relating to the senior subordinated notes. In July 2004, upon the expiration of the exchange offer, $224.0 million aggregate principal amount of senior subordinated notes registered under the Securities Act of 1933, as amended, were exchanged for the unregistered notes issued in October 2003. The aggregate principal amount of $1.0 million of unregistered notes was not exchanged and remains outstanding. In March 2005, GHC completed the private placement of its 2.5% convertible senior subordinated debentures due 2025 to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. In June 2005, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of the convertible senior subordinated debentures and the relating guarantees and underlying common stock. The senior subordinated notes and the convertible senior subordinated debentures are fully and unconditionally guaranteed on a joint and several basis by certain 100% owned subsidiaries of GHC (Guarantors). Non-guarantor subsidiaries do not guarantee the senior subordinated notes or the convertible senior subordinated debentures and principally consist of LHC, GHC’s wholly owned insurance captive, and certain separately mortgaged eldercare centers (Non-guarantors). The following tables present the unaudited condensed consolidating financial statements of GHC (Parent), the Guarantors and the Non-guarantors.

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
JUNE 30, 2005
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Assets:
Current assets	$117,082	$215,603	$38,882	$(4,458)	$367,109
Property and equipment, net	23,600	693,053	7,337	—	723,990
Other long-term assets	88,687	30,050	70,265	(22,459)	166,543
Investments in subsidiaries	359,827	—	—	(359,827)	—
Intercompany receivables	462,415	—	—	(462,415)	—

Total assets	$1,051,611	$938,706	$116,484	$(849,159)	$1,257,642

Liabilities and shareholders' equity:
Current liabilities	$66,123	$90,104	$49,167	$(8,530)	$196,864
Intercompany payables	—	452,888	9,527	(462,415)	—
Long-term debt	339,247	26,564	12,131	(4,443)	373,499
Other long-term liabilities	50,350	(743)	41,781	—	91,388
Shareholders' equity	595,891	369,893	3,878	(373,771)	595,891

Total liabilities and shareholders' equity	$1,051,611	$938,706	$116,484	$(849,159)	$1,257,642

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Assets:
Current assets	$127,796	$199,598	$45,139	$(1,490)	$371,043
Property and equipment, net	21,489	657,866	16,156	—	695,511
Other long-term assets	89,526	34,376	72,334	(16,075)	180,161
Investments in subsidiaries	255,978	—	—	(255,978)	—
Intercompany receivables	547,964	—	—	(547,964)	—

Total assets	$1,042,753	$891,840	$133,629	$(821,507)	$1,246,715

Liabilities and shareholders' equity:
Current liabilities	$90,174	$83,069	$46,152	$(5,272)	$214,123
Intercompany payables	—	520,640	27,324	(547,964)	—
Long-term debt	341,596	26,500	12,188	(4,443)	375,841
Other long-term liabilities	46,010	422	45,346	—	91,778
Shareholders' equity	564,973	261,209	2,619	(263,828)	564,973

Total liabilities and shareholders' equity	$1,042,753	$891,840	$133,629	$(821,507)	$1,246,715

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005
(IN THOUSANDS)
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$1,134	$430,423	$12,578	$(35,164)	$408,971
Equity in net income of subsidiaries	30,791	—	—	(30,791)	—
Operating expenses	32,677	357,706	16,194	(35,066)	371,511
Lease expense	347	6,191	—	—	6,538
Depreciation and amortization expense	2,479	10,145	99	—	12,723
Interest expense	4,554	376	250	(84)	5,096

Income (loss) before income tax (benefit) expense,
equity in net income of unconsolidated
affiliates and minority interests	(8,132)	56,005	(3,695)	(30,805)	13,103
Income tax (benefit) expense	(15,016)	21,404	(1,572)	(41)	4,775

Income (loss) before equity in net income of
unconsolidated affiliates and minority interests	6,884	34,601	(2,393)	(30,764)	8,328
Equity in net income of unconsolidated affiliates	757	—	—	(166)	591
Minority interests	—	—	—	72	72

Income (loss) from continuing operations	7,641	34,601	(2,393)	(30,858)	8,991
Loss from discontinued operations, net of taxes	—	(1,348)	(2)	—	(1,350)

Net income (loss)	$7,641	$33,253	$(2,395)	$(30,858)	$7,641

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$3,319	$390,618	$16,201	$(34,865)	$375,273
Equity in net income of subsidiaries	23,356	—	—	(23,356)	—
Operating expenses	22,856	333,792	16,416	(34,840)	338,224
Lease expense	463	6,456	—	—	6,919
Depreciation and amortization expense	2,006	8,694	637	—	11,337
Interest expense	6,051	636	231	(64)	6,854

Income (loss) before income tax (benefit) expense,
equity in net income of unconsolidated
affiliates and minority interests	(4,701)	41,040	(1,083)	(23,317)	11,939
Income tax (benefit) expense	(10,610)	15,999	(422)	(93)	4,874

Income (loss) before equity in net income of
unconsolidated affiliates and minority interests	5,909	25,041	(661)	(23,224)	7,065
Equity in net income of unconsolidated affiliates	813	—	—	(67)	746
Minority interests	—	—	—	(170)	(170)

Income (loss) from continuing operations	6,722	25,041	(661)	(23,461)	7,641
Income (loss) from discontinued operations, net of taxes	—	(1,006)	87	—	(919)

Net income (loss)	$6,722	$24,035	$(574)	$(23,461)	$6,722

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2005
(IN THOUSANDS)
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$4,060	$1,323,376	$39,291	$(104,163)	$1,262,564
Equity in net income of subsidiaries	95,144	—	—	(95,144)	—
Operating expenses	87,406	1,112,354	41,212	(103,836)	1,137,136
Lease expense	1,184	18,935	—	—	20,119
Depreciation and amortization expense	6,849	30,115	284	—	37,248
Interest expense	16,314	1,122	789	(236)	17,989

Income (loss) before income tax (benefit) expense,
equity in net income of unconsolidated
affiliates and minority interests	(12,549)	160,850	(2,994)	(95,235)	50,072
Income tax (benefit) expense	(41,445)	62,229	(1,186)	(444)	19,154

Income (loss) before equity in net income of
unconsolidated affiliates and minority interests	28,896	98,621	(1,808)	(94,791)	30,918
Equity in net income of unconsolidated affiliates	3,060	—	—	(679)	2,381
Minority interests	—	(1)	—	(351)	(352)

Income (loss) from continuing operations	31,956	98,620	(1,808)	(95,821)	32,947
Loss from discontinued operations, net of taxes	—	(727)	(264)	—	(991)

Net income (loss)	$31,956	$97,893	$(2,072)	$(95,821)	$31,956

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$10,150	$1,177,456	$45,593	$(112,935)	$1,120,264
Equity in net income of subsidiaries	68,482	—	—	(68,482)	—
Operating expenses	69,942	1,009,764	44,537	(112,911)	1,011,332
Lease expense	1,536	19,500	—	—	21,036
Depreciation and amortization expense	5,747	26,738	1,880	—	34,365
Interest expense	17,478	2,085	704	(64)	20,203

Income (loss) before income tax (benefit) expense,
equity in net income of unconsolidated
affiliates and minority interests	(16,071)	119,369	(1,528)	(68,442)	33,328
Income tax (benefit) expense	(32,058)	46,541	(596)	(341)	13,546

Income (loss) before equity in net income of
unconsolidated affiliates and minority interests	15,987	72,828	(932)	(68,101)	19,782
Equity in net income of unconsolidated affiliates	2,315	—	—	(545)	1,770
Minority interests	—	—	—	(329)	(329)

Income (loss) from continuing operations	18,302	72,828	(932)	(68,975)	21,223
Income (loss) from discontinued operations, net of taxes	—	(2,940)	19	—	(2,921)

Net income (loss)	$18,302	$69,888	$(913)	$(68,975)	$18,302

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2005
(IN THOUSANDS)
	Parent	Guarantors	Non-guarantors	Consolidated

Net cash (used in) provided by operating activities	$(84,651)	$189,521	$5,717	$110,587
Net cash used in investing activities	(3,490)	(41,927)	(581)	(45,998)
Net cash provided by (used in) financing activities	25,733	(96,391)	(6,749)	(77,407)

Net (decrease) increase in cash and equivalents	$(62,408)	$51,203	$(1,613)	$(12,818)

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Consolidated

Net cash (used in) provided by operating activities	$(75,176)	$168,564	$6,776	$100,164
Net cash used in investing activities	(8,314)	(44,152)	(6,156)	(58,622)
Net cash provided by (used in) financing activities	196,667	(129,945)	(1,911)	64,811

Net increase (decrease) in cash and equivalents	$113,177	$(5,533)	$(1,291)	$106,353

(15)	Subsequent Events

        In August 2005, GHC repurchased an additional 21,773 shares of its common stock at a cost of $0.9 million.

Back to Contents

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the largest providers of healthcare and support services to the elderly in the United States. Within our network of geographically concentrated facilities, we offer services focusing on the primary medical, physical and behavioral issues facing the medically complex elderly population. We are focused on qualitative and quantitative clinical performance measures in order to enhance and improve continuously the care provided in our facilities. Through our physicians, nurses, therapists and other members of our interdisciplinary medical care team, we apply a comprehensive approach to the complex needs facing the elderly, which we believe has resulted in our above-industry average occupancy levels and an enhanced level of Medicare and private paying patients. We receive higher rates of reimbursement from Medicare and private paying patients. For the nine months ended June 30, 2005, the average occupancy level in our inpatient facilities was approximately 90%, and approximately 47% of our net revenues were from Medicare, private pay and other non-Medicaid patients.

Approximately 90% of our net revenues are generated through inpatient services. Our inpatient services business is offered through a network of skilled nursing and assisted living centers primarily located in the eastern United States. Our eldercare centers are concentrated in the states of Pennsylvania, New Jersey, Maryland and Massachusetts. We currently own, lease, manage or jointly own 215 eldercare facilities, consisting of 179 skilled nursing facilities, 23 assisted living facilities and 13 transitional care units together totaling 26,412 beds.

Our rehabilitation therapy business, which represents approximately 8% of our net revenues, provides an extensive range of rehabilitation therapy services to the elderly, including speech pathology, physical therapy and occupational therapy in our eldercare regional market concentrations. These services are provided by approximately 4,600 licensed rehabilitation therapists and assistants employed or contracted by us at substantially all of the eldercare facilities we operate, as well as by contract to third-party healthcare facilities operated by other providers and through our 13 outpatient rehabilitation agencies. We also provide other complementary healthcare services, the revenues for which are included in all other services revenues in our segment financial information.

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

Labor costs, including salaries, wages and benefits, account for approximately 71% of our total operating expenses. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. In recent years, we and our industry have experienced shortages in qualified professional clinical staff. While in our inpatient services segment we have been able to retain the services of an adequate number of qualified personnel to staff our facilities and sites of services, we have used expensive temporary nursing agency services to supplement staffing, particularly in fiscal 2001 and 2002. In fiscal 2003, we implemented programs to improve staff scheduling and retention, and to reduce reliance on overtime compensation and temporary nursing agency services. Our efforts resulted in a significant reduction in our reliance on temporary nursing agency services, without a significant change in overall nursing hours per patient day. However, if a shortage of nurses or other health care workers occurred in the geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs, without a corresponding increase in the level of government funded reimbursement. Beginning in fiscal 2004 and continuing into fiscal 2005, we and our industry are experiencing a shortage of qualified rehabilitation therapists. As the demand for these services continues to exceed the supply of available therapists, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals while utilizing outside contractors for these services at premium rates. Although we have been able to retain adequate levels of qualified therapists to maintain our standards of quality care in the services we provide, the shortage of qualified therapists has impacted negatively our ability to generate incremental therapy business.

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

On July 28, 2005, CMS released the final fiscal 2006 skilled nursing facility prospective payment rules, including refinement to the resource utilization group classification system (RUGs refinement). Effective October 1, 2005, the current skilled nursing facility prospective payment rates will be increased by a 3.1% annual inflation update factor. Effective January 1, 2006, the rules establish nine new payment classifications, alter the case-mix weights for the remaining 44 RUG payment categories and adjust upward the nursing component of each reimbursement schedule. Efforts are underway to quantify the impact of the final rules. Our initial assessment is that while the final rules are an improvement over the proposed rules, the new 53 RUG payment categories will have a negative impact on our financial condition and results of operations once fully implemented. Specifically, effective October 1, 2005, we estimate our Medicare rates will increase by $10 per patient day. Starting January 1, 2006, we estimate that our Medicare rates could be reduced as much as $20 per patient day as a result of RUGs refinement. Thus, it is estimated that our Medicare rates could decline by $10 per patient day from our current Medicare per diems effective January 1, 2006.

The proposed Federal Budget for 2006 also proposes to reduce by 30% the amount that Medicare reimburses skilled nursing facilities and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles. As proposed by CMS, the reduction would be phased-in over a three-year period at 10% per year. Based on our current volume of Medicare bad debts, this proposed rule would reduce our EBITDA and net income by $1.7 million and $1.0 million in the first year, respectively. We cannot currently determine if, or when, this proposal will be implemented.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, referred to as the Medicare Modernization Act (MMA), may have an impact on institutional pharmacy services provided in the long-term setting. The law constitutes a significant overhaul of the Medicare system, including provisions to provide subsidies to insurers and managed care organizations, and establishes mechanisms to allow private healthcare coverage plans to compete with Medicare initially on a pilot basis.

Back to Contents

The MMA suspended application of the $1,500 payment caps (therapy caps) on Medicare Part B rehabilitation through December 31, 2005. The therapy caps in place effective September 1, 2003 imposed payment limits to services provided by independent therapists as well as to those provided by outpatient rehabilitation facilities and other forms of rehabilitation agencies. Extension of the moratorium removes a significant financial threat to our therapy business for the short term. No assurances can be made or given that Congress will extend the moratorium on application of the therapy caps beyond calendar year 2005. As mandated by the law, the General Accounting Office is conducting a study of alternatives to the therapy caps. We are unable to predict the impact an implementation of therapy caps would have on our financial condition and operating results, but believe it has the potential to reduce our revenue, EBITDA and net income.

Effective January 1, 2006, under the MMA, Medicaid coverage of prescription drugs for Medicare beneficiaries who are also eligible for Medicaid will be shifted to the Medicare program (Medicare Part D). These residents are referred to as “dual eligibles.” This change could affect a significant percentage of residents in our nursing facilities.

As a result of shifting prescription drug coverage from Medicaid to Medicare through such private plans, the MMA could affect the ability of long-term care pharmacies to provide pharmacy service to our residents. CMS announced final regulations relating to the MMA on January 21, 2005, and provided specific sub-regulatory guidance for long-term care on March 16, 2005. The final regulations specifically require the new prescription drug plans and Medicare Advantage Plans that offer prescription drug coverage to provide convenient access to long-term care pharmacies and to offer standard contracts to all long-term care pharmacies within the plans’ service areas that meet performance standards to be specified by CMS. Currently, under contract, NCI provides services required by federal law for residents of our facilities and are reimbursed primarily through the Medicaid program. We do not yet know whether payment rates for the prescription drugs provided by these plans will be sufficient to cover the costs of the pharmacy needs of nursing home residents. Thus, there is a risk that the implementation of the MMA may disrupt pharmacy services to our facilities. Any such change or reduction in long-term care pharmacy services could create additional cost for us, reduce our ability to meet quality standards and disrupt service delivery to our residents.

Moreover, the MMA covers most prescription drugs, insulin and certain insulin supplies, and approved vaccines. However, certain drugs are excluded from coverage under the new Medicare benefit in Part D, including several drugs that are commonly prescribed for nursing home and other long-term care residents. As a result, there is a risk that if these prescription drug costs are not reimbursed under Medicaid or through Medicare, we will need to bear the cost of these drugs.

We have described only certain provisions of the MMA applicable to our business. There may be other provisions of the legislation that may impact our business by decreasing revenues or increasing operational expenses. The impact of this legislation depends upon a variety of factors, including patient mix and the implementing regulations. CMS continues to issue new regulations to implement the MMA, which we are in the process of reviewing. However, because of the broad scope and phased-implementation of key provisions in the MMA, we are not in a position to assess fully its impact on our business.

States have just completed legislative actions on their fiscal year 2006 state budgets. The initial budget plans called for reducing the growth of Medicaid nursing home expenditures in a number of states where we provide services. In certain instances, the budget plans proposed significant cuts in current nursing home funding. Advocacy efforts have been successful in modifying the final actions. In four states (New Hampshire, Massachusetts, Delaware and Virginia) full nursing home funding was restored; in four others (Connecticut, Maryland, New Jersey and Pennsylvania) substantial funding was restored. In a number of these states, the details for implementing fiscal year 2006 state Medicaid budgets are still in development. Absent these specifics, it is premature to predict the final outcome of these state budget considerations.

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

Back to Contents

Nursing home provider assessments have been implemented in seven states where we operate (Massachusetts, West Virginia, Rhode Island, North Carolina, New Hampshire, Pennsylvania and New Jersey). Legislation was recently enacted and signed into law in Connecticut to implement a provider assessment. As with other states, Connecticut must submit a Medicaid plan amendment and secure CMS approval before implementing its program. If enacted, the Connecticut provider assessment is expected to have a positive impact on our revenues and net income. In January 2005, CMS approved the Pennsylvania provider assessment. The Pennsylvania provider assessment, which is retroactive to July 1, 2003 and will expire on June 30, 2007, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the Pennsylvania provider assessment resulted in increased revenue, EBITDA and net income of $42.0 million, $6.1 million and $3.7 million, respectively in the quarter ended March 31, 2005, of which, $30.9 million of revenue, $5.4 million of EBITDA and $3.3 million of net income relates to periods prior to the current fiscal year. In February 2005, CMS approved the New Jersey provider assessment. The New Jersey provider assessment, which is retroactive to July 1, 2004 and will expire on June 30, 2006, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the New Jersey provider assessment resulted in increased revenue, EBITDA and net income of $12.8 million, $3.0 million and $1.8 million, respectively in the quarter ended March 31, 2005, of which $4.3 million of revenue, $1.0 million of EBITDA and $0.6 million of net income relates to periods prior to the current fiscal year.

The proposed Federal Budget for 2006 included proposed reform of the Medicaid program to cut a total of $60.0 billion in projected Medicaid expenditure growth over 10 years, including a provision that would reduce the maximum amount of provider taxes that a state may impose on providers for purposes of qualifying for federal matching funds from 6% of a state’s Medicaid outlay to 3%. Congress, during consideration of its first fiscal year 2006 congressional budget resolution, scaled back the proposed Medicaid reductions. The final enactment is a compromise establishing a Medicaid Commission authorized to make specific policy recommendations, while agreeing to defer Medicaid cuts during fiscal year 2006, and providing reconciliation instructions to Congress to make $10.0 billion in Medicaid reductions during fiscal years 2007 to 2011. The final resolution directed legislative committees to complete legislation, while finalizing the proposed changes by mid-September 2005. No predictions can be made as to the ultimate outcome of this budget proposal or the future of provider tax plan provisions. We cannot predict the impact that such decrease, if any, in spending by the federal government will have on our financial condition and results of operations.

It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on our business and the business of the customers served by our rehabilitation services business. Accordingly, there can be no assurance that the impact of any future healthcare legislation or regulation will not further adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations will be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled. Our bad debt expense for the three and nine months ended June 30, 2005 and 2004 was $2.5 million, $8.4 million, $4.5 million and $15.8 million, respectively.

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

Back to Contents

Significant Transactions and Events

Amendments to NCI Agreements

On June 9, 2005, we and NCI entered into the tax sharing amendment and the transition services amendment. On June 9, 2005, we and NeighborCare Pharmacy Services, Inc., NCI’s subsidiary (NCPS), entered into the 2005 pharmacy services amendment.

A summary of the amendments is provided below. The agreements are described in more detail in our annual report on Form 10-K for the fiscal year ended September 30, 2004.

Tax Sharing Amendment. The tax sharing amendment prohibits NCI or its successors from changing or amending any combined tax returns for periods ending on or before September 30, 2001 without our consent. In addition, we were granted a joint right, in the event of a change in control of NCI, to represent members of combined tax returns in any tax proceeding directly relating to the net operating loss (NOL) carryforward available to us and, pursuant to this joint right, we and NCI agreed that neither will file any amended tax returns, enter into any settlement agreement with the Internal Revenue Service or take any other action that could be reasonably expected to have an adverse impact on the other party without the other party’s consent. Consent shall not be unreasonably withheld or delayed. As defined in the tax sharing amendment, a “change in control” occurs, generally, at any time when individuals serving on NCI’s board of directors as of June 9, 2005 no longer constitute at least a majority of the NCI board. The tax sharing amendment also increases the percentage of the NOL carryforward limitation that NCI must allocate to us.

Transition Services Amendment. Pursuant to the transition services amendment, we and NCI adjusted the pricing of transition services provided by us to NCI for the period prior to January 1, 2005 and during the three month period ended March 31, 2005. In addition, we agreed to discount the cost to NCI of transition services provided during the five month period ending September 1, 2005; provided that such discount shall not exceed actual cost. The amount of the discount reduces in the event of NCI’s continued use of the transition services of us, including but not limited to, NCI’s failure to vacate the data center owned by us by certain specified dates. We also agreed to bear any severance costs associated with NCI’s termination of transition services. Both we and NCI further agreed to release one another from any claims relating to adjustments for cash amounts due one another as of December 1, 2003.

Pharmacy Services Amendment. The 2005 pharmacy services amendment reinstates the provision in the pharmacy services agreement pursuant to which we and NCPS agreed to negotiate any adjustments in pricing at least 180 days prior to December 1, 2008. The 2004 pharmacy services amendment had accelerated by nine months our ability to renegotiate pricing.

Issuance and Registration of Convertible Senior Subordinated Debentures

In March 2005, we completed a private placement of $180.0 million aggregate principal amount of our 2.5% convertible senior subordinated debentures due 2025 to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. We used (i) approximately $20.1 million of the proceeds of the offering to repurchase shares of our common stock from the initial purchasers of the debentures in negotiated transactions concurrently with the offering, (ii) approximately $119.7 million of the proceeds to repay the remaining outstanding borrowings under the term loan portion of our senior credit facility, and (iii) the balance for general corporate purposes, including debt repurchases described below. In June 2005, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of the convertible senior subordinated debentures and the relating guarantees and underlying common stock.

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

Back to Contents

The senior credit agreement previously provided for a revolving credit facility of $75.0 million, with sub limits for swing line loans, letters of credit and term loans. The amended and restated senior credit agreement provides for a $125.0 million revolving credit facility, with sub limits for the issuance of letters of credit and for swing line loans.

Share Repurchase

In February 2005, our Board of Directors authorized an increase to the size of our previously established share repurchase program from $25.0 million to $50.0 million of our common stock. Share repurchases may take place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. Under this program, there were 616,600 shares of common stock repurchased at a cost of $25.2 million through June 30, 2005.

Debt Repurchase

In February 2005, our Board of Directors authorized the repurchase of a portion of our 8% senior subordinated notes due 2013 from time to time commencing in March 2005. There were $70.9 million of 8% senior subordinated notes repurchased through June 30, 2005. The debt repurchases resulted in a year to date prepayment premium of $7.4 million, which is included in loss on early extinguishment of debt.

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

Back to Contents

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

In connection with the spin-off, we and NCI have agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin-off. In addition, we and NCI have entered into certain mutually beneficial commercial arrangements. Specifically, we and NCI entered into a separation and distribution agreement, a tax sharing agreement, as amended, a transition services agreement, as amended, a group purchasing agreement, an employee benefits agreement, a pharmacy services agreement, as amended, a pharmacy benefit management agreement, as amended, and a durable medical equipment agreement.

Back to Contents

Results of Operations

Factors Affecting Comparability of Financial Information

Our unaudited condensed consolidated statements of operations for the first two months (through November 30, 2003) of the nine months ended June 30, 2004 have been prepared on a basis which reflects our historical financial statements assuming that the operations of NCI contributed in the spin-off were organized as a separate legal entity which owned certain net assets of NCI.

The allocation methodology followed in preparing the consolidated financial statements prior to the December 1, 2003 spin-off may not necessarily reflect the results of operations, cash flows or financial position of us in the future, or what the results of operations, cash flows or financial position would have been had we been a separate stand-alone public entity for all periods presented.

Management believes that the unaudited condensed consolidated statement of operations for the nine months ended June 30, 2005 is generally comparable to the unaudited condensed consolidated statement of operations for the nine months ended June 30, 2004, with the exception of interest expense and depreciation and amortization expense. This lack of comparability is due to the restructuring of our capital structure following the spin-off and the related incremental interest costs and amortization of deferred financing fees in connection with our post spin-off financing arrangements.

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

EBITDA should be considered in addition to, not a substitute for, or superior to, GAAP financial measures.

The following table reconciles net income to EBITDA.

	Three months ended June 30,		Nine months ended June 30,

(in thousands)	2005	2004	2005	2004

Net income	$7,641	$6,722	$31,956	$18,302
Add back:
Loss from discontinued operations, net of taxes	1,350	919	991	2,921
Equity in net income of unconsolidated affiliates	(591)	(746)	(2,381)	(1,770)
Minority interests	(72)	170	352	329
Income tax expense	4,775	4,874	19,154	13,546
Interest expense	5,096	6,854	17,989	20,203
Depreciation and amortization expense	12,723	11,337	37,248	34,365

EBITDA	$30,922	$30,130	$105,309	$87,896

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

In the current quarter, revenues were $409.0 million, an increase of $33.7 million, or 9.0%, over the same period in the prior year. Of this growth, inpatient services revenue increased by $33.5 million, external rehabilitation therapy services revenue increased by $1.5 million and other businesses revenue decreased by $1.3 million.

The $33.5 million of revenue growth in our inpatient services segment is primarily attributed to increased payor rates. In aggregate, payor rates increased by $32.8 million versus the prior year quarter with $25.8 million of such increase occurring in the Medicaid payor category. The 2005 quarter reflects $9.0 million of provider tax assessments for the states of Pennsylvania, New Jersey and New Hampshire, whereas the 2004 quarter has no provider tax assessments for these states. In the current year quarter $4.3 million of revenues were recorded as a result of positive settlements of prior fiscal year Maryland Medicaid cost reports. The $12.5 million balance of Medicaid rate increases, which equate to a 7.5% increase, resulted from both increased acuity levels and legislative increases. A 5.1% increase in our average Medicare rate, attributed to the October 1, 2004 upward Medicare rate adjustments of 2.8% and higher Medicare patient acuity, was the primary reason for the remainder of the overall rate increase. Approximately $2.5 million of the overall revenue increase is due to the step acquisition of an eldercare center which we previously jointly owned and managed. We purchased our joint venture partners’ ownership interests in the center and, beginning in January 2005, we own and consolidate 100% of the operation. Remaining net revenue increases of $1.4 million were primarily due to increased quality mix resulting from combined insurance and Medicare census comprising 0.8% more of our skilled nursing facility census in the 2005 quarter versus the 2004 quarter. The preceding were partially offset by a $3.2 million revenue decline resulting from a decline in overall occupancy. Overall occupancy declined to 89.4% in the current quarter from 90.4% in the same period in the prior year. Total patient days decreased 4,499 to 1,657,401 in the current quarter compared to 1,661,900 in the same period of the prior year. A 10,389 patient day increase attributed to the step acquisition of an eldercare center was offset by a 14,888 patient day decline in our centers which were included in both reporting periods.

Increased revenue volume generated by ongoing customer contracts was the primary reason for the $1.5 million increase in external rehabilitation therapy services revenue. Due to a very competitive rehabilitation therapy market, we have had only limited opportunities to increase prices charged for rehabilitation services.

Back to Contents

The $1.3 million decrease in other business revenue primarily resulted from $2.2 million of reduced revenues in the current year quarter recognized within our deferred compensation plan's rabbi trust principally due to a correction in the way in which we account for GHC common stock held by the deferred compensation plan's rabbi trust and $0.5 million of decreased external business volume in our non-core hospitality, physicians services and staffing services businesses. The preceding were partially offset by $0.9 million of increased volume in our respiratory business, with the remaining $0.5 million increase primarily due to increased management fee revenues and increased investment income resulting from increased cash levels.

For the current quarter, net income increased to $7.6 million from $6.7 million in the same period in the prior year. Revenue increases of $33.7 million, as previously discussed, were partially offset by $9.7 million of increased salaries, wages and benefits and $14.1 million of higher other operating expenses. Of the $9.7 million of increased salaries, wages and benefits, $1.2 million is attributed to the step acquisition of an eldercare center, approximately $1.1 million is attributed to the replacement of higher cost temporary agency nurses with internally employed nurses, with the balance of the increase due to normal inflationary growth in wage and benefits in both our inpatient services segment and rehabilitation therapy services segment, increased inpatient nursing hours per patient day resulting from servicing higher acuity patients and increased rehabilitation therapy services business volume. Of the $14.1 million of increased other operating expenses, $7.6 million is attributed to the recognition of provider assessments, $1.0 million is attributed to increased utilization of temporary agencies with our rehabilitation services business as a result of an industry-wide shortage of therapists, $1.0 million is attributed to an increase in pharmacy and medical supply costs incurred to treat a higher acuity patient population, $0.7 million is attributed to the step acquisition of an eldercare center, $2.9 million is attributed to a change in the estimate in the prior year quarter for incurred but not reported general and professional liability claims and $0.5 million is attributed to increased training costs associated with employee injury reduction programs. These increases in other operating expenses were offset by approximately $1.2 million of reduced costs attributed to the replacement of higher cost temporary agency nurses with internally employed nurses and $2.0 million of reduced bad debt expense due to improvement in the collection of older accounts receivable. The balance of the increase in other operating expenses of approximately $3.6 million is largely attributed to normal inflationary increases in cost. General and administrative costs increased by $2.9 million with $0.5 million of the increase attributed to higher adverse claims development associated with our self-insured programs, $1.5 million attributed to increased strategic consulting costs, $0.6 million attributed to consulting costs incurred relative to matters associated with the Sarbanes-Oxley Act with the balance of the increase primarily resulting from inflationary increases in payroll costs. Net income was further reduced from increases in early extinguishment of debt costs, depreciation and amortization expense and higher after-tax losses of discontinued operations as further discussed below. Net income increased due to lower interest expense, lease expense, income tax expense and higher earnings of less than 100% owned subsidiaries, each of which is further discussed below.

For the current quarter, EBITDA increased $0.8 million to $30.9 million compared with $30.1 million in the same period of the prior year. Inpatient services EBITDA increased $11.8 million, of which $1.4 million was due to the recognition of provider tax assessments for New Jersey, Pennsylvania and New Hampshire and $4.3 million was due to positive settlements of prior fiscal year Maryland Medicaid cost reports. Approximately $5.5 million of the increase resulted from the previously discussed other increases in payor rates, increased quality mix, reduced utilization of external nursing agencies and reduced bad debt expense offset by the impact of increased nursing hours per patient day, decreased occupancy, increased pharmacy and medical supply costs and inflationary increases in cost. An additional $0.6 million of the increase was due to the step acquisition of an eldercare center. EBITDA of our rehabilitation therapy services segment declined $2.3 million with $2.4 million of combined external and intersegment revenue increases and $0.1 million of decreased other costs being offset by $3.8 million of higher labor related costs and $1.0 million of increased utilization of temporary agencies. The increase in rehabilitation therapy labor and temporary agency costs is primarily being driven by high market demand for a limited pool of qualified therapists. Increased loss on early extinguishment of debt in the current quarter decreased EBITDA by $6.5 million. Of the $6.9 million loss on early extinguishment of debt recognized in the current quarter, $1.5 million is due to the write-off of unamortized financing fees on the repayment of 8% subordinated debt and $0.4 million of commissions paid relative to such debt retirement. In addition, prepayment premiums on the repaid 8% subordinated debt resulted in $5.0 million of debt extinguishment charges. The remaining decrease in EBITDA of $2.2 million in the current quarter is principally attributed to a correction in the way in which we account for investments in GHC common stock held in our sponsored benefit plan.

Back to Contents

Capital Costs and Other

Lease expense decreased by $0.4 million to $6.5 million in the current quarter, compared to $6.9 million for the same period in the prior year, primarily due to the purchase of two previously leased facilities, offset by increases in lease costs.

Depreciation and amortization expense increased by $1.4 million to $12.7 million in the current quarter compared to $11.3 million for the same period in the prior year. The increase is principally attributed to additional depreciation expense on incremental capital additions.

Interest expense decreased $1.8 million in the current quarter to $5.1 million, compared to $6.9 million for the same period in the prior year, principally due to the restructuring of our debt portfolio in the March 2005 quarter and resulting decline in overall debt and the weighted average interest rate.

Income tax expense in the current year quarter was offset by tax credits of $0.3 million for an adjustment to our income tax liability following the filing of our fiscal 2004 tax return and $0.3 million from the recognition of an empowerment zone/urban renewal tax credit. In addition, income tax expense in the current year quarter includes a cumulative adjustment to bring the year to date effective tax rate to an estimated 39.6%. Income tax in the prior year was estimated using an effective tax rate of 39.0%. Income tax expense includes the provision of taxes on both equity in net income of unconsolidated affiliates and minority interests.

Loss from discontinued operations, net of taxes, was $1.4 million in the current year quarter and $0.9 million in the prior year quarter. The change is due to a $0.4 million (after-tax) write-down of assets classified as discontinued in the current year opposed to no such write-downs in the prior year.

Operating results of our less than 100% owned subsidiaries in the current year quarter improved compared to the same period in the prior year, resulting in a combined increase of $0.1 million in equity in net income of unconsolidated affiliates and minority interests.

Nine months ended June 30, 2005 Compared to Nine months ended June 30, 2004

In the current year to date period, revenues were $1,262.6 million, an increase of $142.3 million, or 12.7%, over the same period in the prior year. Of this growth, inpatient services revenue increased by $133.3 million, external rehabilitation therapy services revenue increased by $7.6 million and other businesses revenue increased by $1.4 million.

The $133.3 million of revenue growth in our inpatient services segment is primarily attributed to increased payor rates and acquisitions. In aggregate, payor rates increased by $129.2 million versus the prior year to date period with $109.4 million of such increase occurring in the Medicaid payor category. Approximately $68.0 million of the Medicaid rate increase was due to provider tax assessments for New Jersey, Pennsylvania and New Hampshire recorded in the current year to date period, with $37.1 million of such provider tax assessments pertaining to periods prior to fiscal 2005. The prior year to date period contains no provider tax assessments for these states. In the current year to date period $4.3 million of revenues were recorded as a result of positive settlements of prior fiscal year Maryland Medicaid cost reports. The $37.1 million balance of Medicaid rate increases, which equate to a 7.4% increase, resulted from both increased acuity levels and legislative increases. A 5.6% increase in our average Medicare rate, attributed to the October 1, 2004 upward Medicare rate adjustments of 2.8% and higher Medicare patient acuity, was the primary reason for the remainder of the overall rate increase. Approximately $12.1 million of the overall revenue increase is due to the step acquisition of three eldercare centers, which we previously jointly owned and managed. We purchased our joint venture partners’ ownership interests in the centers and currently we own and consolidate 100% of the operations. Increased Medicare Part B volume resulted in $2.4 million of increased revenues. Remaining net revenue increases of $1.7 million were primarily due to increased quality mix resulting from combined insurance and Medicare census comprising 0.4% more of our skilled nursing facility census in the current year to date period versus the prior year to date period. The preceding were partially offset by a $3.7 million revenue decline as the result of the current year to date period having one less day than the same period in the prior "leap" year and an $8.4 million revenue decline resulting from a decline in overall occupancy. Overall occupancy declined to 90.0% in the current year to date period from 90.9% in the same period in the prior year. Total patient days decreased 5,869 to 4,996,814 in the current year to date period compared to 5,002,683 in the same period of the prior year. A 48,953 patient day increase attributed to the step acquisitions of three eldercare centers was offset by a decline of 18,392 patient days as the result of the current year quarter having one less day than the prior year quarter and a 36,430 patient day decline in our centers which were included in both reporting periods.

Back to Contents

Increased revenue volume generated by ongoing customer contracts was the primary reason for the $7.6 million increase in external rehabilitation therapy services revenue.

The $1.4 million increase in other business revenue primarily resulted from $2.0 million of increased volume in our respiratory business and $2.3 million of increases primarily due to increased management fee revenues and increased investment income resulting from higher cash levels. The preceding were partially offset by $0.6 million of reduced investment income of our deferred compensation plan’s rabbi trust primarily due to a correction in the way in which we account for GHC common stock held by the deferred compensation plan’s rabbi trust and $2.3 million of decreased external business volume in our non-core hospitality, physicians services and staffing services businesses.

For the year to date period, net income increased to $32.0 million from $18.3 million in the same period in the prior year. Revenue increases of $142.3 million, as previously discussed, were partially offset by $40.9 million of increased salaries, wages and benefits and $67.6 million of higher other operating expenses. Of the $40.9 million of increased salaries, wages and benefits, $6.3 million is attributed to the step acquisitions of three eldercare centers, approximately $5.2 million is attributed to the replacement of higher cost temporary agency nurses with internally employed nurses, with the balance of the increase due to normal inflationary growth in wage and benefits in both our inpatient services segment and rehabilitation therapy services segment, increased inpatient nursing hours per patient day resulting from servicing higher acuity patients and increased rehabilitation therapy services business volume. Of the $67.6 million of increased other operating expenses, $56.1 million is attributed to increased provider assessments primarily for New Jersey, Pennsylvania and New Hampshire, with $28.8 million of such provider assessments pertaining to periods prior to fiscal 2005, $4.5 million is attributed to increased utilization of temporary agencies within our rehabilitation services business as a result of an industry-wide shortage of therapists, $1.7 million is attributed to an increase in pharmacy and medical supply costs incurred to treat a higher acuity patient population, $2.5 million is attributed to step acquisitions of three eldercare centers, $3.0 million is attributed to a change in the estimate in the prior year to date period for incurred but not reported general and professional liability claims and $1.3 million is attributed to increased training costs associated with employee injury reduction programs. An additional $2.8 million of increased operating expenses is due to an adjustment to reflect an estimate of previously unaccrued costs resulting from a weakness in our purchasing cut-off procedures. We have remediated the internal control weakness and believe that the correction is not material to any previously reported financial statements and is not material to earnings trends. These increases in other operating expenses were offset by approximately $6.0 million of reduced costs attributed to the replacement of higher cost temporary agency nurses with internally employed nurses and $7.4 million of reduced bad debt expense due to improvement in the collection of older accounts receivable. The balance of the increase in other operating expenses of approximately $9.1 million is largely attributed to normal inflationary increases in cost. General and administrative costs increased by $6.8 million with $3.6 million of the increase attributed to higher adverse claims development associated with our self-insured programs, $1.7 million attributed to increased strategic consulting costs, $0.9 million attributed to consulting costs incurred relative to matters associated with the Sarbanes-Oxley Act with the balance of the increase primarily resulting from inflationary increases in payroll costs. Net income was further reduced from increases in early extinguishment of debt costs, depreciation and amortization expense and income tax expense as further discussed below. Net income increased due to lower lease expense, lower interest expense, lower after-tax losses of discontinued operations and higher earnings of less than 100% owned subsidiaries, each of which is further discussed below.

Back to Contents

For the year to date period, EBITDA increased $17.4 million to $105.3 million compared with $87.9 million in the same period of the prior year. Inpatient services EBITDA increased $38.1 million, of which $11.9 million was due to provider tax assessments for New Jersey, Pennsylvania and New Hampshire, with $8.3 million of such provider tax assessments pertaining to periods prior to fiscal 2005. The positive settlement of prior year Maryland Medicaid cost reports was responsible for $4.3 million of the increase. Approximately $2.8 million of the increase was due to step acquisitions of three eldercare centers with the remaining $19.1 million increase resulting from the previously discussed other increases in payor rates, increased quality mix, reduced utilization of external nursing agencies and reduced bad debt expense offset by the impact of increased nursing hours per patient day, decreased occupancy, increased pharmacy and medical supply costs and inflationary increases in cost. EBITDA of our rehabilitation therapy services segment declined $4.8 million with $10.9 million of combined external and intersegment revenue increases being offset by $10.7 million of higher labor related costs, $4.5 million of increased utilization of temporary agencies and $0.5 million of increased other costs. The increase in rehabilitation therapy labor and temporary agency costs is primarily being driven by high market demand for a limited pool of qualified therapists. Increased loss on early extinguishment of debt in the current year to date period decreased EBITDA by $10.5 million. Of the $11.8 million loss on early extinguishment of debt recognized in the current year to date period, $0.4 million is due to the write-off of unamortized financing fees for several repaid mortgages, $1.3 million is due to the full write-off of unamortized financing fees for the term loan component of our senior credit facility, $2.3 million is due to the write-off of unamortized financing fees from the repayment of 8% subordinated debt and $0.4 million is due to commissions paid relative to the 8% subordinated debt. In addition, prepayment premiums on the repaid 8% subordinated debt resulted in $7.4 million of debt extinguishment charges. The remaining decrease in EBITDA of $5.4 million in the current year to date period is principally attributed to a correction in the way in which we account for investments in GHC common stock held in our sponsored benefit plan and changes in EBITDA of our other services businesses and corporate costs.

Capital Costs and Other

Lease expense decreased by $0.9 million to $20.1 million in the current year to date period, compared to $21.0 million for the same period in the prior year, primarily due to the purchase of six previously leased facilities, offset by increases in lease costs.

Depreciation and amortization expense increased by $2.9 million to $37.2 million in the current year to date period compared to $34.4 million for the same period in the prior year. The increase is principally attributed to $1.3 million of corrections to depreciation expense recorded in the current year following modifications to the useful lives assigned to certain fixed assets as well as additional depreciation expense on incremental capital additions.

Interest expense decreased $2.2 million in the current year to date period to $18.0 million, compared to $20.2 million for the same period in the prior year, principally due to the restructuring of our debt portfolio in the March 2005 quarter and resulting decline in overall debt and the weighted average interest rate.

Income tax expense in the current year period is estimated using an effective tax rate of approximately 39.6%, offset by the recognition of $0.5 million of tax credits, a $0.7 million tax refund and a $0.3 million adjustment to our income tax liability following the filing of our fiscal 2004 tax return. Income tax in the prior year was estimated using an effective tax rate of 39.0%. Income tax expense includes the provision of taxes on both equity in net income of unconsolidated affiliates and minority interests

Loss from discontinued operations, net of taxes, was $1.0 million in the current year to date period and $2.9 million in the prior year to date period. The change is due in part to a $0.7 million (after-tax) write-down of assets classified as discontinued in the current year to date period opposed to $0.3 million of such write-downs in the prior year to date period combined with the relative results of operations of those businesses identified as discontinued operations.

Operating results of our less than 100% owned subsidiaries in the current year to date period improved compared to the same period in the prior year, resulting in a combined increase of $0.6 million in equity in net income of unconsolidated affiliates and minority interests.

Back to Contents

Liquidity and Capital Resources

Working Capital and Cash Flows

Reference to our unaudited condensed consolidated balance sheets and statements of cash flows will facilitate understanding of the discussion that follows.

Our operating cash flow has been used to fund trade accounts receivable, fund capital expenditures, service our indebtedness and make selective acquisitions. Funding trade accounts receivable is necessary because, on average, the customers and payors for our services do not pay us as quickly as we pay our vendors and employees for their services. Our cash flow from operations for the nine months ended June 30, 2005 and 2004 were $110.6 million and $100.2 million, respectively. The $10.4 million increase in cash flow from operations primarily resulted from a $39.5 million improvement in operating cash flow primarily resulting from growth in operations and the net benefits of the Pennsylvania and New Jersey provider assessments offset by $29.1 million in reduced cash flow resulting from growth in accounts receivable and the timing of payments to vendors and employees.

Our investing activities principally consist of capital expenditures and asset acquisitions and dispositions. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in computer hardware and software. For the foreseeable future, we expect to incur capital expenditure costs at levels significantly above the levels incurred in prior years as we intend to increase our investment in both physical plant and information systems. For fiscal 2005, capital expenditures are anticipated to be within the range of $50.0 million to $60.0 million. Capital expenditures were $40.0 million and $21.0 million for the nine months ended June 30, 2005 and 2004, respectively. Investing activities for the nine months ended June 30, 2005 and 2004 also include proceeds received from the sale of eldercare centers of $6.7 million and $15.1 million, respectively, principally from the sale of eldercare centers located in the state of Wisconsin. We do not expect to receive significant cash proceeds from asset sales for the remainder of fiscal 2005. In the nine months ended June 30, 2005, approximately $7.2 million of net cash was used principally to purchase two previously leased skilled nursing facilities, and in the nine months ended June 30, 2004, $49.0 million of cash was used to purchase two centers in which we previously held a 50% joint venture interest, to purchase five previously leased eldercare centers and to restructure nine lease agreements in an effort to reduce future lease payments. Investing activities for the nine months ended June 30, 2005 and 2004 also include $5.5 million and $6.3 million, respectively, of net purchases of restricted marketable securities held by our wholly owned insurance captive.

Cash flows from financing activities for the nine months ended June 30, 2005 are reflective of a significant number of financing transactions that occurred in the second quarter of fiscal 2005. In March 2005, we issued $180.0 million of 2.5% convertible senior subordinated debentures due 2025. After paying financing fees of approximately $5.5 million, we used (i) approximately $20.1 million of the net proceeds of the offering to repurchase shares of our common stock from the initial purchasers of the debentures in negotiated transactions concurrently with the offering, (ii) approximately $119.7 million of the net proceeds to repay the remaining outstanding borrowings under the term loan portion of our senior credit facility, and (iii) the balance for general corporate purposes, including repurchases of our 8% senior subordinated notes due 2013. Through June 30, 2005, we repurchased $70.9 million of our 8% senior subordinated notes due 2013. The debt repurchases resulted in a prepayment premium of $7.4 million, which is included in loss on early extinguishment of debt. Also impacting cash from net financing activities, in November 2004, we repaid approximately $14.0 million under the mandatory payment provisions of our then existing term loan under the senior credit facility. In November 2004, we prepaid an $11.0 million, 11% fixed rate mortgage and paid the lender a $0.3 million prepayment penalty. In January 2005, we repaid a $6.0 million mortgage that was assumed in the same period upon the step acquisition of a skilled nursing facility joint venture partnership.

Cash from financing activities for the nine months ended June 30, 2004 was a net source of cash of $64.8 million, attributed to $400.7 million of net proceeds from our post spin-off financing arrangements, offset by the use of $218.5 million to repay indebtedness of NCI, $33.4 million to repay mortgage and bond debt of eight eldercare centers, $25.0 million of voluntary prepayment of the term loan portion of our senior credit facility, $3.4 million of scheduled principal payments and $55.5 million of cash transferred to NCI prior to and in connection with the spin-off.

Back to Contents

We continually evaluate the most efficient use of our capital, including investments in our property and equipment, information systems, potential asset acquisitions or dispositions, purchasing, refinancing, exchanging or retiring certain of our outstanding debt securities to the extent permitted by our existing covenant restrictions. As part of such ongoing evaluation, our Board of Directors has authorized the repurchase of up to $50.0 million of our common stock and principal amounts of our 8% senior subordinated notes in accordance with the restrictions of our amended and restated senior credit agreement. Share and debt repurchases may take place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. Through June 30, 2005, there were 616,600 shares of common stock repurchased at a cost of $25.2 million and $70.9 million of 8% senior subordinated note repurchases. In August 2005, we repurchased an additional 21,773 shares of our common stock at a cost of $0.9 million.

We believe that the net cash provided by our operating activities, supplemented as necessary with cash reserves and borrowings available under our revolving credit facility described below will provide sufficient resources to meet our working capital requirements, debt service and other short-term and long-term liquidity needs.

At June 30, 2005, we had restricted investments in marketable securities of $100.1 million, which are held by Liberty Health Corporation, LTD. (LHC), our wholly owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. As a result of such restrictions and encumbrances, we and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

Recent Financing Transactions

Convertible senior subordinated debentures. In March 2005, we completed a private placement of $180.0 million aggregate principal amount of our 2.5% convertible senior subordinated debentures due 2025 to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Interest is payable semi-annually in March and September. Each of our subsidiaries that guarantees the indebtedness under the senior subordinated notes also guarantees the convertible senior subordinated debentures. The guarantees will be released at such time that such subsidiary ceases to be a guarantor under the senior subordinated notes, all of the senior subordinated notes are no longer outstanding, or on March 20, 2012. In June 2005, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of the convertible senior subordinated debentures and the relating guarantees and underlying common stock.

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

Back to Contents

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

Prior to the amendment, the senior credit agreement provided for a revolving credit facility of $75.0 million, with sub limits for swing line loans, letters of credit and term loans. The amended and restated senior credit agreement provides for a $125.0 million revolving credit facility, with sub limits for the issuance of letters of credit and for swing line loans. However, so long as we are not in default and if we find lenders that are willing to commit, the amended and restated senior credit agreement allows us to add up to $50.0 million of additional available credit under the revolver, subject to the approval of our Board of Directors. Each of our material U.S. subsidiaries provided guarantees of the indebtedness under the amended and restated senior credit agreement. We and the guarantors pledged substantially all of our personal property to secure the obligations under the amended and restated senior credit agreement, subject to certain exceptions agreed upon with the lenders. In addition, the mortgages that we and our subsidiaries provided under the prior credit agreement continue to secure the amended and restated senior credit agreement, but we are not required to provide additional mortgages except under certain limited circumstances. The amended and restated senior credit agreement has a five year term.

We pay interest on the outstanding loans under the amended and restated senior credit agreement at either a base rate plus a margin or at the London Interbank Offered Rate (LIBOR) plus a margin. Initially, that margin will be 0.50% for base rate loans and 1.50% for LIBOR loans. The margin will be adjusted, from time to time, depending on our leverage ratio, as defined. For base rate loans, the margin range is from 0.00% to 1.00%. For LIBOR loans, the margin range is from 1.00% to 2.00%. We pay a commitment fee to the lenders on the unused portion of the revolving credit facility equal to 0.50% of the unused amount; that percentage will drop to 0.375% if our total leverage ratio drops below 2.25:1.00, as defined.

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

Back to Contents

Contractual Obligations and Commitments

We have future obligations for debt repayments and future minimum rentals under operating and capital leases. The obligations as of June 30, 2005 are summarized as follows (in thousands):

			Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	Thereafter

Long-term debt (including interest)	$589,660	$22,358	$53,161	$41,923	$472,218
Operating leases	135,635	21,985	38,944	28,686	46,020
Capital leases	3,334	1,249	2,085	—	—

	$728,629	$45,592	$94,190	$70,609	$518,238

In addition, we have entered into contractual commitments of approximately $2.5 million related to our internal construction program.

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

We have extended $4.1 million in working capital lines of credit to certain jointly owned and managed companies, of which $2.2 million were unused at June 30, 2005. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

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

Income Taxes

Net Operating Loss Carryforwards

Based on NCI’s consolidated federal tax return for the period ended September 30, 2004 that was filed in June 2005, we estimate our net operating loss (NOL) carryforward at June 30, 2005 to be approximately $128.0 million with a total annual utilization limitation of $33.0 million. Such NOL carryforward may need to be adjusted based on any return amendments or settlement of any federal tax audit of NCI’s tax years ending on or before that date. This could materially reduce our estimated NOL carryforward. The amount and timing of any realized tax benefit resulting from the utilization of the NOL carryforward is also a function of future taxable income, multiple change of ownership limitations imposed by Section 382 of the Internal Revenue Code of 1986, as amended, contractual limitations imposed by the tax sharing agreement with NCI, as amended, and the term of the carryforward period. As a consequence, the NOL carryforward is subject to a 100% valuation allowance. We will continue to monitor the realizability of our NOL carryforward and make appropriate adjustments as and when necessary.

Back to Contents

Other

During the nine months ended June 30, 2005, we recognized a tax refund and tax credits of $0.7 million and $0.8 million, respectively, which reduced our effective tax rate of 39.6% to 36.8%.

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

Back to Contents

New Accounting Pronouncements

Accounting Changes and Error Corrections

In May 2005, FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, or October 1, 2006 for us. We do not expect this statement to have a material impact on our consolidated financial statements.

Share Based Payments

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. On April 14, 2005, the Securities and Exchange Commission issued rules to allow companies to adopt the standard at the beginning of the fiscal year that begins after June 15, 2005, and, thus, will be effective for us beginning October 1, 2005. We are currently evaluating the option valuation methodologies, transition alternatives and assumptions in light of SFAS 123R, and therefore cannot estimate the impact of its adoption at this time. Adoption of the expensing requirements of SFAS 123R will increase our operating expenses. The ultimate amount of increased operating expenses will be dependent on the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors. We have begun, but have not completed, evaluating the impact of adopting SFAS 123R on our results of operations. We currently determine the fair value of stock-based compensation using a Black-Scholes option-pricing model. In connection with evaluating the impact of adopting SFAS 123R, we are also considering the potential implementation of different valuation models to determine the fair market value of stock-base compensation, although no decision has been yet made. The new methodologies and assumptions may be different than those currently employed by us in disclosing the impact of applying the fair value-based method under SFAS 123 to outstanding and unvested awards. See note 10 – “Stock Option Plan” for information related to the pro forma effects of stock-based employee compensation on our reported results assuming application of the fair value recognition provisions of SFAS 123.

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

Back to Contents

General Partner Control of Limited Partnerships

In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). This consensus applies to voting right entities not within the scope of FIN 46(R) in which the investor is the general partner(s) in a limited partnership or functional equivalent. The EITF consensus is that the general partner(s) in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements. The general partner(s) may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner through substantive kick-out rights that can be exercised without having to show cause; or (b) substantive participating rights in managing the partnership. This guidance became immediately effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, or October 1, 2006 for us. We have begun, but have not completed, evaluating the impact of applying the provisions of EITF No. 04-5 to our existing unconsolidated joint venture partnerships, but do not expect the adoption will have a material impact on our consolidated financial statements.

Other

We manage the operations of 44 eldercare centers and 13 transitional care units. Under a majority of these arrangements, we employ the operational staff of the managed business for ease of benefit administration and bill the related wage and benefit costs on a dollar-for-dollar basis to the owner of the managed property. In this capacity, we operate as an agent on behalf of the managed property owner and are not the primary obligor in the context of a traditional employee/employer relationship. Historically, we have treated these transactions on a “net basis”, thereby not reflecting the billed labor and benefit costs as a component of our net revenue or expenses. For the nine months ended June 30, 2005, we billed our managed clients $85.3 million for such labor related costs compared to $82.5 million for the comparable period in the prior year.

Back to Contents

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

At June 30, 2005, we have $8.0 million of debt subject to variable rates of interest. A one percent change in the rate of interest would result in a change to our interest expense of $0.1 million annually.

At June 30, 2005, we have $113.3 million of cash and equivalents that are affected by market rates of interest. A one percent change in the rate of interest would result in a change in interest income of $1.1 million annually.

At June 30, 2005, we held $12.0 million of restricted investments in marketable securities that are affected by market rates of interest. A one percent change in the rate of interest would result in a change in interest income of $0.1 million annually.

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

Haskell et al. v. Goldman Sachs & Co. et al

NeighborCare, Inc., our former parent, is the defendant in an action brought by former investors in NeighborCare, Inc. on January 27, 2004 in the Supreme Court of New York, County of New York. The plaintiffs collectively held over $205.0 million in subordinated debentures prior to the filing by NeighborCare, Inc. and substantially all of our subsidiaries of a Chapter 11 bankruptcy petition in 2000. The claim alleges fraud and grossly negligent misrepresentation by defendants NeighborCare, Inc., Goldman Sachs & Co., Mellon Bank, N.A., Highland Capital Management, LP, and George V. Hager, Jr., our Chief Executive Officer (and former Chief Financial Officer of NeighborCare, Inc. prior to the spin-off), in connection with the Bankruptcy Court's approval of the plan of reorganization confirmed by the Bankruptcy Court in 2001 which canceled the subordinated debentures. The plaintiffs seek to recover $200.0 million plus interest costs and fees. The action was removed to the United States Bankruptcy Court for the District of Delaware. In July 2004, we received notice from NeighborCare, Inc. indicating that it believes we are responsible for 50% of the legal fees related to this matter. In addition, Mellon Bank, N.A. has asserted a claim against NeighborCare, Inc. for indemnification for expenses and damages related to the former investors’ claim. On March 28, 2005, the Bankruptcy Court ruled that NeighborCare, Inc. would be obligated to reimburse Mellon Bank, N.A. for expenses and damages relating to the claim, other than any expenses or damages determined by the Bankruptcy Court to have resulted from Mellon Bank’s gross negligence or willful misconduct. On April 27, 2005 the Bankruptcy Court dismissed the plaintiff’s complaint against all named defendants. Defendants have appealed the Bankruptcy Court’s decision. While we have advanced NeighborCare, Inc. 50% of the deductible under the insurance policy related to the former investors’ claim, we have not made a determination with respect to our ultimate liability, if any, relative to this case.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to common stock repurchased by us during the three months ended June 30, 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

4/1/05 — 4/30/05	—	$—	—	$29,205,730
5/1/05 — 5/31/05	—	$—	—	$29,205,730
6/1/05 — 6/30/05	96,600	$45.16	96,600	$24,841,604

Total	96,600	$45.16	96,600

(1)	On November 16, 2004, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock commencing in December 2004. On February 23, 2005, our Board of Directors authorized an increase to our previously established share repurchase program from $25.0 million to $50.0 million of our common stock through December 31, 2006.

Back to Contents

ITEM 3:	Defaults Upon Senior Securities – None

ITEM 4:	Submission of Matters to a Vote of Security Holders - None

ITEM 5:	Other Information - None

ITEM 6:	Exhibits

(a)	Exhibits

	10.1 (1)	Amendment No. 1, dated as of June 9, 2005, to the Tax Sharing Agreement, dated as of December 1, 2003, by and between NeighborCare, Inc. (formerly Genesis Health Ventures, Inc.) and Genesis HealthCare Corporation.

	10.2 (1)	Amendment No. 1, dated as of June 9, 2005, to the Transition Services Agreement, dated as of December 1, 2003, by and between NeighborCare, Inc. (formerly Genesis Health Ventures, Inc.) and Genesis HealthCare Corporation.

	10.3 (1)	Amendment No. 2, dated as of June 9, 2005, to the Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services, dated as of December 1, 2003 and as amended on May 7, 2004, by and between NeighborCare Pharmacy Services, Inc. and Genesis HealthCare Corporation.

	31.1	Certification of George V. Hager, Jr., Chief Executive Officer, of the Company dated August 9, 2005 pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended.

	31.2	Certification of James V. McKeon, Chief Financial Officer, of the Company dated August 9, 2005 pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended.

	32.1	Certification of George V. Hager, Jr., Chief Executive Officer, of the Company dated August 9, 2005 pursuant to 18 U.S.C. Section 1350.

	32.2	Certification of James V. McKeon, Chief Financial Officer, of the Company dated August 9, 2005 pursuant to 18 U.S.C. Section 1350.

	(1)	Incorporated by reference to Genesis HealthCare Corporation’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2005.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesis HealthCare Corporation

Date: August 9, 2005	/s/ James V. McKeon

James V. McKeon,
Chief Financial Officer

Date: August 9, 2005	/s/ George V. Hager, Jr.

George V. Hager, Jr.,
Chief Executive Officer and Chairman of the Board