Form 10-K
period 2005-09-30
GENESIS HEALTHCARE CORP
filed 2005-12-14
CIK 1236736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES NO

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES NO

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

YES NO

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES NO

     The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant is $844,403,780.(1) As of December 1, 2005, 19,687,661 shares of the registrant’s common stock were outstanding, including 134,009 shares currently held in escrow to be issued in connection with the registrant’s joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.(2)

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

     Statements made in this report, and in our other public filings and releases, which are not historical facts, contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

•	statements contained in “Risk Factors;”

•	statements contained in “Business” concerning contract renewals, government regulations and the Medicare and Medicaid programs, reimbursement for services provided, demographic trends, strategy, competitive strengths, corporate integrity programs, insurance coverage and insurance reserves, environmental matters and legal proceedings;

•	statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our consolidated financial statements, such as demographic trends and our ability to take advantage of such demographic trends; the expected impact of staffing and retention programs; our ability to meet our working capital requirements, debt service, and future cash needs; capital sources and capital expenditure, debt and lease requirements; our potential extension of credit to our joint venture partners; the expected changes in and effects of government legislation, regulation and funding on our business; estimates in our pro forma financial data and critical accounting policies, including the adequacy of our allowance for doubtful accounts, any anticipated impact of long-lived asset impairments and our ability to provide for outstanding losses and loss expenses for self-insured programs and legal proceedings; and the estimated impact of new accounting pronouncements upon their adoption;

•	statements contained in “Quantitative and Qualitative Disclosures About Market Risk;” and

•	statements contained in “Legal Proceedings” regarding the effects of litigation.

     The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that these statements are not guarantees of future performance and that actual results and trends in the future may differ materially.

     Factors that could cause actual results to differ materially include, but are not limited to, the following:

•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid, including those described herein, or the implementation of other measures to reduce the reimbursement for our services;

•	the expiration of enactments providing for additional governmental funding;

•	the impact of federal and state regulations;

•	changes in case mix, payor mix and payment methodologies;

•	competition in our businesses;

•	the capital intensive nature of our inpatient services segment and the need for extensive capital expenditures in order to modernize and improve our physical infrastructure;

•	an increase in insurance costs and potential liability for losses not covered by, or in excess of, our insurance;

•	competition for, and availability of, qualified staff in the healthcare industry, and risks of potential labor strikes;

Back to Contents
•	our ability to control operating costs and generate sufficient cash flow to meet operational and financial requirements;

•	our ability, and the ability of our subsidiary guarantors, to fulfill debt obligations;

•	our covenants and restrictions contained in financing agreements which limit our discretion in the operation of our business;

•	the economic condition of, or changes in the laws affecting, our business in those markets in which we operate;

•	our ability to realize tax benefits relating to our estimated net operating loss carryforwards;

•	the increasing cost of being a publicly owned company and our ability to provide reasonable assurance of the effectiveness of our internal controls over financial reporting;

•	the impact of new accounting pronouncements;

•	the impact of implementing new information systems;

•	our charter documents and the Pennsylvania Business Corporation Law of 1988, as amended, which could delay or prevent a change of control;

•	the ability to implement and achieve certain performance improvement objectives in our rehabilitation therapy services segment;

•	the difficulty in evaluating certain of our financial information due to the spin-off;

•	the ability to engage successfully in acquisitions and other strategic transactions;

•	the impact of acquisitions, and our ability to integrate acquired businesses, on our operations and finances;

•	federal income tax liabilities and indemnification obligations related to the spin-off; and

•	acts of God or public authorities, war, civil unrest, terrorism, fire, floods, earthquakes and other matters beyond our control.

     In addition to these factors and any risks and uncertainties specifically identified in the text surrounding forward-looking statements, any statements in this report or the reports and other documents filed by us with the Securities and Exchange Commission that warn of risks or uncertainties associated with future results, events or circumstances also identify factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements.

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

Risks Related to Our Business

     Healthcare-related legislation has significantly impacted our business, and future legislation and regulations may negatively affect our financial condition and results of operations.

     Our inpatient services business currently receives approximately 82% of its revenues from Medicare and Medicaid. The healthcare industry is experiencing a strong trend toward cost containment, as the government seeks to impose lower reimbursement and resource utilization group rates, limit the scope of covered services and negotiate reduced payment schedules with providers. These cost containment measures generally have resulted in a reduced rate of growth in the reimbursement for the services that we provide relative to the increase in our cost to provide such services. Prior reductions in governmental reimbursement rates contributed to our predecessor company’s subsidiaries’ bankruptcy filings under Chapter 11 of the United States Code on June 22, 2000. Additional reductions in reimbursement rates for our services may further negatively impact our business, results of operations, financial condition and cash flow.

     Changes to Medicare and Medicaid reimbursement programs have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints resulting in a risk that the time period between submission of claims and payment could increase. Further, within the statutory framework of the Medicare and Medicaid programs, a substantial number of areas are subject to administrative rulings and interpretations which may further affect payments. In addition, during fiscal year 2006, legislation was enacted instructing Congress to reduce funding for state Medicaid programs by $10.0 billion for fiscal years 2007 through 2011. Congress has not agreed upon the proposed Medicaid reductions, and it remains unclear as to whether these budget issues will be resolved by the end of 2005. Federal and state governments may further reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers or other providers.

     Our revenues could be affected by changes to the Medicare program.

      On July 28, 2005, the Centers for Medicare and Medicaid Services (CMS) released the final fiscal 2006 skilled nursing facility prospective payment rules, including refinement to the resource utilization group (RUG) classification system (RUGs refinement). Effective October 1, 2005, the current skilled nursing facility prospective payment rates were increased by a 3.1% annual inflation update factor. Effective January 1, 2006, the rules discontinue certain payment add-ons and establish nine new payment classifications, alter the case-mix weights for the remaining 44 RUG payment categories and adjust upward the nursing component of most RUG payment categories. Excluding the additional 3.1% annual inflation factor, and after considering the distribution of our Medicare patient population under the new system, RUGs refinement is expected to reduce our Medicare payment rates approximately $9 per patient day beginning January 1, 2006, thereby reducing fiscal 2006 revenue and EBITDA approximately $7.5 million and reducing net income approximately $4.5 million.

     The proposed federal budget for 2006 also proposes to reduce by 30% the amount that Medicare reimburses skilled nursing facilities and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles. As proposed by CMS, the reduction would be phased-in over a three-year period at 10% per year. Based on our current volume of Medicare coinsurance bad debts, this proposed rule would reduce our EBITDA and net income by $1.8 million and $1.1 million in the first year, respectively. We cannot currently determine if, or when, this proposal will be implemented.

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003, referred to as the Medicare Modernization Act (MMA), constitutes a significant overhaul of the Medicare system, including provisions to

Back to Contents

provide subsidies to insurers and managed care organizations, and establishes mechanisms to allow private healthcare coverage plans to compete with Medicare initially on a pilot basis. The MMA may have a negative effect upon institutional pharmacy services provided in the long-term care setting. Effective January 1, 2006, under the MMA, Medicaid coverage of prescription drugs for Medicare beneficiaries who are also eligible for Medicaid will be shifted to the Medicare program (Medicare Part D). These residents are referred to as “dual eligibles.” This change could affect a significant percentage of residents in our nursing facilities.

     The MMA suspended application of $1,590 payment caps (therapy caps) on Medicare Part B rehabilitation through December 31, 2005. The therapy caps in place effective September 1, 2003 imposed payment limits to services provided by independent therapists as well as to those provided by outpatient rehabilitation facilities and other forms of rehabilitation agencies. Extension of the moratorium on application of the therapy caps removed a significant financial threat to our therapy business for the short term. CMS recently announced in its publication of the final 2006 physician fee schedules the implementation of the therapy caps effective January 1, 2006. The therapy caps will be increased to $1,740. While efforts have been made to introduce legislation in Congress to extend the moratorium, Congress has not approved this extension. No assurances can be made or given that Congress will extend the moratorium on application of the therapy caps beyond calendar year 2005. As mandated by the law, the General Accounting Office is conducting a study of alternatives to the therapy caps. We are unable to predict the impact an implementation of therapy caps would have on our financial condition and operating results, but believe it has the potential to reduce our revenue, EBITDA and net income.

     As a result of shifting prescription drug coverage from Medicaid to Medicare through such private plans, the MMA could affect the ability of long-term care pharmacies to provide pharmacy service to our residents. CMS announced final regulations relating to the MMA on January 21, 2005, and provided specific sub-regulatory guidance for long-term care on March 16, 2005. The final regulations specifically require the new prescription drug plans and Medicare Advantage Plans that offer prescription drug coverage to provide convenient access to long-term care pharmacies and to offer standard contracts to all long-term care pharmacies within the plans’ service areas that meet performance standards to be specified by CMS. Currently, under contract, Omnicare, Inc., through its wholly owned subsidiary, provides services required by federal law for residents of our facilities and are reimbursed primarily through the Medicaid program. We do not yet know whether payment rates for the prescription drugs provided by these plans will be sufficient to cover the costs of the pharmacy needs of nursing home residents. Thus, there is a risk that the implementation of the MMA may disrupt pharmacy services to our facilities. We have a special operating task force in place to help facilities with the transition to the new Medicare Part D benefit. Any such change or reduction in long-term care pharmacy services could create additional cost for us, reduce our ability to meet quality standards and disrupt service delivery to our residents.

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

     By law, Medicare reimbursement for physician and non-physician professional services (including Medicare Part B physical therapy, speech therapy and occupational therapy services) are based on fee schedules. CMS has published final payment rules for calendar year 2006. Unless Congress intervenes, CMS will impose a 4.4% reduction in average payments for all professional services effective January 1, 2006. The U.S. Senate has passed legislation substituting a 1.0% positive increase in favor of the 4.4% reduction. It remains uncertain whether Congress will finalize action in time to prevent the payment reductions. Although we are unable to predict the outcome of these measures, a reduction in payment for professional services would have an adverse effect on our business, results of operations, financial position and cash flows.

     Changes in the skilled nursing facility Medicare payment rates could adversely impact the liquidity of our service related business customers, resulting in their inability to pay us, or to pay us in a timely manner for our products and services. This factor, coupled with the adverse impact of skilled nursing facility rate changes to the

Back to Contents

liquidity of our inpatient services segment, could require us to borrow in order to fund our working capital needs, and in turn, cause us to become more highly leveraged.

     It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or other governmental initiatives on our business and the business of the customers served by our rehabilitation services business. Accordingly, there can be no assurance that the impact of any future healthcare legislation or regulation will not further adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations will be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

     Our revenues could be impacted by federal and state changes to Medicaid.

     Jointly financed by the federal and state governments, Medicaid is an essential part of the health coverage and financing system nationally and in every state. Combined federal and states’ Medicaid outlays are projected to approximate $322.0 billion in calendar year 2006 and account for nearly 16% of total national healthcare expenditures. Medicaid is the principal purchaser for approximately 47% of nursing home services purchased in the United States. Rapidly increasing Medicaid spending combined with slow state revenue growth and competing budgetary requirements has led many states to institute measures aimed at controlling spending growth. Historically, these budget pressures have translated into reductions in the rate of growth of state Medicaid spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which we operate, which could result in Medicaid rate adjustments that are below the average inflationary increase in our operating costs. States may be unable to continue to support financially growing Medicaid programs as currently structured. There is no assurance that federal assistance with the funding of these programs will in fact result, or continue.

     Medicaid funding is set annually. The Medicaid program is highly dependent upon levels of state and federal funding. In 2003, Congress passed temporary relief to states providing a 2.9% increase in the federal Medicaid Assistance Percentage for five quarters estimated to provide states $10.0 billion in Medicaid relief. That assistance terminated on June 30, 2004, however, reimbursement for inpatient nursing home services was in line with our expectations for fiscal year 2005. The final federal budget for 2006, while agreeing to defer Medicaid cost reductions for 2006, instructs Congress to make Medicaid cuts of $10.0 billion for fiscal years 2007 through 2011.

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

     Most states have completed legislative actions on their fiscal year 2006 state budgets. We expect our average Medicaid rate per patient day to increase between approximately 2% to 3% in our fiscal 2006.

     As part of the state budget process, a number of states have indicated a desire to divert individuals from placement in nursing homes through an expansion of home and community based services. Most of these efforts are being established under demonstration and waiver authority. To date, these alternative care programs have not significantly impacted our nursing home admissions.

     Among the alternative Medicaid funding approaches that states have explored, and in many states implemented, are nursing home provider assessments as tools for leveraging increased Medicaid matching funds. Provider assessment plans generate additional federal matching funds to the states for Medicaid reimbursement purposes, and implementation of a provider assessment plan requires approval by CMS in order to qualify for federal matching funds. These plans usually take the form of a bed tax or a quality assessment fee, which is imposed uniformly across classes of providers within the state. In turn, the state generally utilizes the additional federal matching funds generated by the tax to pay increased reimbursement rates to the providers, which often include a repayment of a portion of the provider tax based on the provider’s percentage of Medicaid patients. Nursing home provider assessments have been implemented in eight states where we operate (Massachusetts, West Virginia, Rhode Island, North Carolina, New Hampshire, Pennsylvania, New Jersey and Connecticut).

Back to Contents

     The Commonwealth of Pennsylvania has proposed a reduction in the reimbursement allowance under its provider assessment program effective July 1, 2005 through June 30, 2006. If the proposed reduction is made final as expected, the amount we must pay the Commonwealth under this program will exceed the amount we are reimbursed. In the quarter ended September 30, 2005, our revenue and EBITDA were reduced $0.6 million, and our net income was reduced $0.4 million or $0.02 per diluted share after giving effect to the reduced reimbursement. If the proposed reduction is made final as expected, our fiscal 2006 revenue and EBITDA would be reduced approximately $2.4 million, and our net income would be reduced approximately $1.4 million or $0.08 per diluted share.

     The proposed federal budget for 2006 included proposed reform of the Medicaid program to cut a total of $60.0 billion in projected Medicaid expenditure growth over 10 years, including a provision that would reduce the maximum amount of provider taxes that a state may impose on providers for purposes of qualifying for federal matching funds from 6% of a state’s Medicaid outlay to 3%. Congress, during consideration of its first fiscal year 2006 congressional budget resolution, scaled back the proposed Medicaid reductions. The final enactment is a compromise establishing a Medicaid Commission authorized to make specific policy recommendations, while agreeing to defer Medicaid cuts during fiscal year 2006, and providing reconciliation instructions to Congress to make $10.0 billion in Medicaid reductions during fiscal years 2007 to 2011. Congress has not agreed upon the proposed Medicaid reductions and it remains unclear as to whether these budget issues will be resolved by the end of 2005. No predictions can be made as to the ultimate outcome of this budget proposal or the future of provider tax plan provisions. We cannot predict the extent of the impact that such decrease, if any, in spending by the federal government will have on our business, results of operations, financial condition and cash flow.

     With the 1997 repeal of the Boren Amendment, which governed federal payment standards for Medicaid payments to skilled nursing facilities, there can be no assurance that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to skilled nursing facilities or that payments to skilled nursing facilities will be made on a timely basis.

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

     In the ordinary course of our business, and in response to regulatory inquiries, investigations and audits by federal and state agencies, our centers periodically receive statements of deficiencies regarding our Medicare and Medicaid requirements for participation. In response, the nursing center implements a plan of correction. This plan must be acceptable to the regulatory agency prior to its implementation. Often, the agency conducts a re-survey to confirm regulatory compliance. In the event that these deficiencies are deemed significant and/or are repeat deficiencies, the regulatory agency may impose other remedies.

     These actions may adversely affect a provider’s ability to continue to operate, the ability to provide certain services and/or eligibility to participate in the Medicare or Medicaid programs or to receive payments from other

Back to Contents

payors. Certain of our centers have received notices that, as a result of alleged deficiencies, federal and/or state agencies were taking steps to impose remedies. Additionally, actions taken against one center or service site may subject other centers or service sites under common control or ownership to adverse remedies.

     We are also subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce the referral of patients to a particular provider for medical products and services. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in reimbursement programs and/or civil and criminal penalties. Furthermore, some states restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as providers of, medical care. From time to time, we may seek guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with our practices.

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

     State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers. The Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the Balanced Budget Act expanded the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicaid program. While we believe that our business practices are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to change and interpretation. Investigations of alleged fraud could have an adverse effect on our business, results of operations, financial condition and cash flow.

     We are required to comply with laws governing the transmission and privacy of health information.

     HIPAA requires us to comply with standards for the use of identifiable health information within GHC and the sharing of identifiable health information with third parties, such as payors, business associates, residents and patients. The standards promulgated under HIPAA regulate the exchange of information in common healthcare transactions, the use of electronic signatures, the development of unique identifiers for providers, employers, health plans and individuals, the security and privacy of identifiable health information, and enforcement.

     In January 2004, CMS published a rule announcing the adoption of the National Provider Identifier as the standard unique health identifier for healthcare providers to use in filing and processing healthcare claims and other transactions. The rule became effective May 23, 2005, with a compliance date of May 23, 2007. Sanctions for failing to comply with the HIPAA health information practices provisions include criminal penalties and civil sanctions.

     Further, on April 18, 2005, the Department of Health and Human Services, or DHHS, published its Proposed Rule on Enforcement of the HIPAA Administrative Simplification provisions, including the transaction standards, the security standards and the privacy rule. This proposed enforcement rule addresses, among other issues, DHHS’s policies for determining violations and calculating civil money penalties, how DHHS will address the statutory limitations on the imposition of civil money penalties, and various procedural issues. Although HIPAA was ultimately intended to reduce administrative expenses and burdens faced within the healthcare industry, we believe that implementation of this law will result in additional costs. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us.

     State laws and regulations could affect our ability to grow.

     Several states in which we operate our business have adopted certificate of need or similar laws that generally require that a state agency approve certain acquisitions and determine the need for certain bed additions, new services and capital expenditures or other changes prior to the acquisition or addition of beds or services, the implementation of other changes or the expenditure of capital. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability to provide the service, to operate the centers, to complete the acquisition, addition or other change, and can also result in the imposition of sanctions or adverse action on the center’s license and adverse reimbursement action. There can be no assurance that we will be able to obtain state approval for all future projects requiring such approval or that such approvals will be timely.

Back to Contents

     Possible changes in the case mix of patients as well as payor mix and payment methodologies may significantly affect our profitability.

     The sources and amounts of our patient revenues will be determined by a number of factors, including licensed bed capacity and occupancy rates of our centers, the mix of patients and the rates of reimbursement among payors. Likewise, therapy services provided by our rehabilitation therapy services business will vary based upon payor and payment methodologies. Changes in the case mix of the patients as well as payor mix among private pay, Medicare and Medicaid will significantly affect our profitability. Particularly, any significant increase in our Medicaid population could have an adverse effect on our business, results of operations, financial condition and cash flow, especially if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates.

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

     As of September 30, 2005, we wholly owned or leased 158 skilled nursing and assisted living centers. Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment. Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers. In addition, the cost to replace our existing centers through acquisition or construction is substantially higher than the carrying value of our centers. We are undertaking a process to allocate more aggressively capital spending within our owned and leased centers in an effort to address issues that arise in connection with an aging physical plant.

     If factors, including factors indicated in these “Risk Factors” and other factors beyond our control, render us unable to direct the necessary financial and human resources to the maintenance, upgrade and modernization of our physical plant and equipment, our business, results of operations, financial condition and cash flow could be adversely impacted.

     An increase in insurance costs may adversely affect us, and we may be liable for losses not covered by or in excess of our insurance.

     An increasing trend in malpractice litigation claims, rising costs of eldercare malpractice litigation, losses associated with these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Also, a tightening of the reinsurance market has affected property, auto and excess liability insurance carriers. Accordingly, the costs of insurance premiums have increased.

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

     Health insurance premiums in the market rose sharply in recent years. Our business is labor intensive, and therefore health insurance costs represent a significant expense for us. In recent years, we have partially managed the increase in insurance premiums with changes in program offerings. Continuing increases substantially in excess of inflation could have a negative impact on our profitability, as further shifts in responsibility for these cost increases to the employee may not be possible.

     In addition, we are self-insured for certain of our workers’ compensation insurance, general and professional liability coverage and health insurance provided to our employees. Accordingly, we are liable for payments to be made under those plans. To the extent claims are greater than estimated, they could adversely affect our business, results of operations, financial condition and cash flow.

Back to Contents

     We could experience significant increases in our operating costs due to continued intense competition for qualified staff, minimum staffing laws in the healthcare industry and potential labor strikes.

     We and the healthcare industry continue to experience shortages in qualified professional clinical staff. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. As the demand for these services continually exceeds the supply of available and qualified staff, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has increased pressure on our operating margins. Lastly, increased attention to the quality of care provided in skilled nursing facilities has caused several states to mandate and other states to consider mandating minimum staffing laws that further increase the gap between demand for and supply of qualified individuals and lead to higher labor costs. While we have been able to retain the services of an adequate number of qualified personnel to staff our facilities appropriately and maintain our standards of quality care, there can be no assurance that continued shortages will not in the future affect our ability to attract and maintain an adequate staff of qualified healthcare personnel. A lack of qualified personnel at a facility could result in significant increases in labor costs and an increased reliance on expensive temporary professional staffing agencies at such facility or otherwise adversely affect operations at such facility. Any of these developments could adversely affect our business, results of operations, financial condition and cash flow.

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

     The agreements and instruments that govern our financing arrangements contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

•	incur more debt;

•	pay dividends, purchase company stock or make other distributions;

•	pay cash upon conversion of the debentures;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	make acquisitions;

Back to Contents
•	merge or consolidate; and

•	transfer or sell assets.

     Our ability to comply with these covenants is subject to various risks and uncertainties. In addition, events beyond our control could affect our ability to comply with and maintain the financial tests and ratios. Any failure by us to comply with and maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to, and the acceleration of the maturity of, and the termination of the commitments to make further extension of credit under, a substantial portion of our debt. If we were unable to repay debt to our senior lenders, these lenders could proceed against the collateral securing that debt. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business in our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.

     A significant portion of our business is concentrated in certain markets and the respective economic conditions or changes in the laws affecting our business in those markets could have a material adverse effect on our operating results.

     As of September 30, 2005, we receive approximately 80% of our inpatient services revenue from operations in Pennsylvania, New Jersey, Maryland, Massachusetts and West Virginia. The economic condition of these markets could affect the ability of our patients and third-party payors to reimburse us for our services through a reduction of disposable household income or the ultimate reduction of the tax base used to generate state funding of their respective Medicaid programs. An economic downturn, or changes in the laws affecting our business in these markets and in surrounding markets, could have an adverse effect on our business, results of operations, financial condition and cash flow.

     Realization of the tax benefit relating to our net operating loss carryforward is subject to numerous risks.

     We estimate our net operating loss carryforward is approximately $120.9 million at September 30, 2005 after giving effect to NCI’s consolidated federal tax return completed for the period ended September 30, 2004. However, such net operating loss carryforward may further need to be adjusted pending settlement of any federal tax audit of tax years ending on or before that date which could materially reduce, or even eliminate, our estimated net operating loss carryforward. The amount and timing of any realized tax benefit resulting from the utilization of the net operating loss carryforward is a function of future taxable income, multiple change of ownership limitations imposed by Section 382 of the Internal Revenue Code of 1986, as amended, contractual limitations imposed by the tax sharing agreement with NCI, and the term of the carryforward period.

     Recent legislation and the increasing costs of being publicly owned are likely to impact our future consolidated financial position and results of operations.

     In connection with the Sarbanes-Oxley Act of 2002, we are subject to rules requiring our management to report on the effectiveness of our internal controls over financial reporting, and further requiring our independent auditor to attest similarly to such effectiveness. If we fail to have effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and reliable financial information which could, in turn, have an adverse effect on our business, results of operations, financial condition and cash flows.

     Significant regulatory changes, including the Sarbanes-Oxley Act and rules and regulations promulgated as a result of the Sarbanes-Oxley Act, have increased, and in the future are likely to further increase, general and administrative costs. In order to comply with the Sarbanes-Oxley Act of 2002, the listing standards of the NASDAQ National Market, and rules implemented by the Securities and Exchange Commission (SEC), we have had to hire additional personnel and utilize additional outside legal, accounting and advisory services, and may continue to require such additional resources. Moreover, in the rapidly changing regulatory environment in which we now operate, there is significant uncertainty as to what will be required to comply with many of the new rules and regulations. As a result, we may be required to spend substantially more than we currently estimate, and may need to divert resources from other activities, as we develop our compliance plans.

     New accounting pronouncements or new interpretations of existing standards could require us to make adjustments in our accounting policies that could affect our financial statements.

     The Financial Accounting Standards Board, the SEC, or other accounting organizations or governmental entities issue new pronouncements

Back to Contents

or new interpretations of existing accounting standards that sometimes require us to change our accounting policies and procedures. Future pronouncements or interpretations could require us to change our policies or procedures and have a significant impact on our financial statements.

     Implementation of new information systems could negatively affect us.

     We are in the process of implementing certain new information systems to enhance operating efficiencies and provide more effective management of our business. Implementation of new systems carries risks such as project cost overruns and business interruptions. If we experience a material business interruption as a result of the implementation of new information systems or are unable to obtain the projected benefits of new systems, it could have an adverse effect on our business, results of operations, financial condition and cash flow.

     We may make acquisitions that could subject us to a number of operating risks.

     Although our tax sharing agreement, as amended, with NCI limits our ability to use our common stock for acquisitions and other similar strategic transactions, we anticipate that we may make acquisitions of, investments in, and strategic alliances with complementary businesses utilizing cash or debt financing to enable us to capitalize on our position in the geographic markets in which we operate and to expand our businesses geographically. However, implementation of this strategy entails a number of risks, including:

•	inaccurate assessment of undisclosed liabilities;

•	diversion of management’s attention from our existing operations;

•	difficulties in assimilating the operations of an acquired business or in realizing projected revenue synergies, efficiencies and cost savings; and

•	increase in our indebtedness and a limitation on our ability to access additional capital when needed.

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

Back to Contents

management in retaining its position and place it in a better position to resist changes that the shareholders may want to make if dissatisfied with the conduct of our business.

     Our future profitability could be impacted by our ability to achieve certain performance improvement objectives in our rehabilitation therapy services segment.

     Beginning in fiscal 2004 and throughout fiscal 2005, we and the rehabilitation therapy services sector are experiencing a shortage of qualified rehabilitation therapists. As the demand for these services continues to exceed the supply of available therapists, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals while utilizing outside contractors for these services at premium rates. Due to intense competition for customers, and through September 30, 2005, we were unable to pass the increase in therapist labor costs along to our customers in the form of price increases. We have undertaken a series of actions intended to improve the operating performance of our rehabilitation therapy services segment. If we are unsuccessful in achieving our performance improvement objectives, it could have an adverse effect on our business, results of operations, financial condition and cash flows.

Risks Related to Establishing Our Company Independently from NCI

     Portions of our historical financial information and our pro forma financial information may not be representative of our results as a separate company.

     Prior to our spin-off on December 1, 2003, our operations were conducted as part of the consolidated NCI entity and not as a stand-alone entity. Accordingly, the financial information included or incorporated by reference in this prospectus as of dates prior to the spin-off may not reflect the results of operations, financial condition and cash flows that would have been achieved had our company been operated independently during such periods and as of such dates presented.

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

     We entered into a tax sharing agreement, subsequently amended, with NCI which limits our ability to use our common stock for acquisitions and other similar strategic transactions. We are also subject to several restrictions (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that are designed to preserve the tax-free status of the spin-off. Under the tax sharing agreement, as amended, we are required to indemnify NCI against taxes and related losses resulting from actions we take that cause the spin-off to fail to qualify as a tax-free transaction. The amount of any such indemnification payment could be substantial. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions and Events — Distribution Transactions.” These restrictions may prevent us from entering into transactions which might be advantageous to us, such as issuing equity securities to satisfy our financing needs or acquiring businesses or assets by issuing equity securities. Many of our competitors are not subject to similar restrictions and therefore, may have a competitive advantage over us.

     We may be responsible for federal income tax liabilities that relate to the distribution of our common stock by NCI.

     We and NCI have made certain representations in connection with the private letter ruling NCI received from the Internal Revenue Service in connection with the spin-off, and we have agreed to restrictions on certain future actions designed to preserve the tax-free status of the spin-off.

     If the spin-off were found to be taxable by reason of any act (or failure to act) described in certain covenants contained in the spin-off documents, any acquisition of our equity securities or assets, or any breach of any of our representations in the spin-off documents or in the private letter ruling request, the spin-off would be taxable to NCI

Back to Contents

and may be taxable to holders of NCI common stock who received shares of our common stock in the spin-off. In such case, we would be required to indemnify NCI against any taxes and related losses. The amount of any such indemnification payment could be substantial. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions and Events — Distribution Transactions.”

     We may be required to satisfy certain indemnification obligations to NCI, or may not be able to collect on indemnification rights from NCI.

     Under the terms of a separation and distribution agreement, we and NCI each agreed to indemnify each other from and after the distribution with respect to the indebtedness, liabilities and obligations that are retained by our respective companies. These indemnification obligations could be significant, and we cannot presently determine the amount of indemnification obligations for which we will be liable or for which we will seek payment from NCI. Our ability to satisfy these indemnities, if we are called upon to do so, will depend upon our future financial performance. Similarly, NCI’s ability to satisfy any such obligations to us will depend on NCI’s future financial performance. We cannot assure you that we will have the ability to satisfy any substantial indemnification obligations to NCI. We also cannot assure you that if NCI is required to indemnify us for any substantial obligations, NCI will have the ability to satisfy those obligations.

     NCI, our single largest supplier of pharmaceutical products and services, was acquired by Omnicare, Inc. on July 28, 2005.

     NCI is the single largest supplier of pharmaceutical products and services to our skilled nursing and assisted living centers. While there are other qualified pharmacy suppliers, our multi-year contractual arrangement with NCI requires that NCI, through its subsidiary, NeighborCare Pharmacy Services, Inc., be the exclusive provider of pharmaceutical products and supplies, other than as required by law and certain payor- or resident-specific circumstances. As a result of the acquisition of NCI by Omnicare, Inc. on July 28, 2005, NCI is operating as a wholly owned subsidiary of Omnicare, Inc. We are not able to assess what impact, if any, the acquisition of NCI by Omnicare, Inc. will have on us. Each of NCI and Omnicare, Inc. is also exposed to many of the risks outlined herein, including the Medicare Modernization Act.

Back to Contents

PART I

ITEM 1:    BUSINESS

Description of Our Business

     Genesis HealthCare Corporation was incorporated in May 2003 as a Pennsylvania corporation. On December 1, 2003, NCI completed the distribution (the spin-off) of our common stock. Our common stock began trading publicly on theNASDAQ National Market System on December 2, 2003 under the symbol “GHCI.”

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

     Approximately 89% of our net revenues are generated through inpatient services. Our inpatient services are offered through a network of skilled nursing and assisted living centers primarily located in the eastern United States. We currently own, lease, manage or jointly own 213 eldercare facilities, consisting of 178 skilled nursing facilities, 22 assisted living facilities and 13 transitional care units collectively having 25,948 beds.

     Our rehabilitation therapy services business, which represents approximately 8% of our net revenues, provides an extensive range of rehabilitation therapy services to the elderly, including speech pathology, physical therapy and occupational therapy in our inpatient market concentrations.

     We also provide other complementary healthcare services, the revenues for which are included in all other services revenues in our segment financial information.

     Inpatient Services

     Our eldercare centers are located in the following 12 states: Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, North Carolina, Pennsylvania, Rhode Island, Vermont, Virginia and West Virginia. Approximately 72% of our beds are concentrated in the states of Pennsylvania, New Jersey, Maryland and Massachusetts.

     Through our physicians, nurses, therapists and other members of our interdisciplinary medical care team, we apply a comprehensive approach to the complex needs facing the elderly, which we believe has resulted in above industry average occupancy levels and an enhanced level of Medicare and private paying patients. We receive higher rates of reimbursement from Medicare and private paying patients. For the twelve months ended September 30, 2005, the average occupancy level in our inpatient facilities was approximately 90%, and approximately 46% of our net revenues were from Medicare and private paying patients.

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

Back to Contents

     Our assisted living centers’ staff provides assistance with general activities of living such as medication management, bathing, dressing and meal preparation. Our assisted living centers offer a variety of daily social and therapeutic activities.

     We have established and actively market programs for the elderly and other patients who require more complex levels of medical care. We focus on clinically complex elderly patients who need extensive therapies and treatments to stabilize health problems before returning home or transitioning into a permanent long-term care setting. Over 89% of patients come to our centers directly from an acute care hospital stay and have five or more health problems that affect their ability to carry out everyday activities. Half of the elders who enter our centers for post-acute care are discharged within 26 days while the average stay for a long-term care patient is 158 days. Private insurance companies and other third-party payors, including certain state Medicaid programs, have recognized that treating patients requiring complex medical care in centers such as those we operate is a cost-effective alternative to treatment in an acute care or rehabilitation hospital. We provide high acuity care at rates that we believe are substantially below the rates typically charged by acute care hospitals for comparable services.

     The following table reflects our average number of beds in service and our average occupancy levels for the periods presented. The average beds in service have not been adjusted to exclude discontinued operations; however, the occupancy data does exclude discontinued operations:

	Year Ended September 30,

	2005	2004	2003
Average Beds in Service:
Owned and Leased Facilities	20,521	20,805	22,758
Managed and Jointly-Owned Facilities	6,128	5,686	6,320
Occupancy Based on Average Beds in Service:
Owned and Leased Facilities	90%	91%	91%

     The following table reflects the payor mix of inpatient services revenues for the periods presented, and has been adjusted to exclude discontinued operations:

	Year Ended September 30,

	2005	2004	2003

Medicaid	54%	51%	50%
Medicare	28%	29%	28%
Private pay and other	18%	20%	22%

	100%	100%	100%

     Growth in the percentage of our Medicaid revenues is attributed to the recognition of provider assessments, which are accompanied by an increase in operating costs in the form of a provider tax.

See “— Revenue Sources” and “— Government Regulation.”

     Rehabilitation Therapy Services Segment

     We provide an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy in all of our inpatient market concentrations. These services are provided by approximately 4,700 licensed rehabilitation therapists and assistants employed or contracted by us at substantially all of the eldercare centers we operate, as well as by contract to healthcare facilities operated by others and through our

Back to Contents

13 certified outpatient rehabilitation agencies. For the fiscal year ended September 30, 2005, approximately 62% of our rehabilitation therapy services revenue was generated under contracts with unrelated third parties.

     Other Services

     We provide management services to 42 independently and jointly owned eldercare centers and 13 transitional care units, which are the eldercare centers jointly owned and/or managed referred to in “ — Inpatient Services” above, pursuant to management agreements that provide generally for the day-to-day responsibility for the operation and management of the centers. In turn, we receive management fees, depending on the agreement, computed as an overall fixed fee, a fixed fee per customer, a percentage of net revenues of the center plus an incentive fee, or a percentage of gross revenues of the center with some incentive clauses. The management agreements, including renewal option periods, are scheduled to terminate between 2005 and 2036, 27 of which are scheduled to terminate within the next twelve months. We expect to renew a majority of the terminating contracts.

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

See “— Revenue Sources.”

Our Strategy

     We continue to see increasing acuity in the patients we serve as more assisted living and other community and home based care setting alternatives have become available for those with lower health care needs and similar market forces drive sicker patients into the lower cost skilled nursing setting. Our strategy leverages this trend, by offering services to more medically complex elderly patients while addressing the growing demands for greater patient privacy and comfort in residential care. This strategy requires us to:

     Focus on quality care. We are focused on qualitative and quantitative clinical performance measures in order to enhance and continuously improve the care provided in our facilities. We continually seek to enhance our reputation for providing clinical outcomes in patient care and rehabilitation. Among other things, our management is financially incentivized by improvement in clinical performance, and we employ physician executives who are administratively and clinically accountable for clinical care and quality improvement.

     Focus on developing clinical specialties. Hospitals and physicians increasingly seek skilled nursing facilities with demonstrated capabilities to accept and care for complex patients following an acute hospital stay. The market has also sought qualified and experienced providers of care for individuals with Alzheimer’s disease and other forms of dementia. We have developed and effectively implemented branded programs in certain markets and facilities to address these needs, while assuring that core clinical services are provided at every facility.

     Focus on developing our resources. We are focused on the development of both our physical plant as well as the implementation of information systems to grow revenue and better monitor and manage our business. These efforts include facility modernization to improve occupancy and quality mix, the development of an integrated clinical, operational and financial system to improve administrative efficiency and operational performance, and the implementation of tools for more effective management of purchasing and nursing staff scheduling to reduce the use of premium staffing, including temporary agency services and overtime.

     Strengthen our presence in existing markets. We intend to expand our presence in our core markets through selective acquisitions of newer facilities with growth opportunities. Expansion of existing facility clusters and creation of new clusters in local markets will allow us to leverage existing operations and to achieve greater operating efficiencies.

Back to Contents

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

     High acuity capabilities. We focus on clinically complex elderly patients who require extensive therapies and treatments to stabilize health problems before returning home or transitioning into a permanent long-term care setting. Over 89% of our patients come to our facilities directly from an acute care hospital and require assistance to perform daily activities. Private insurance companies and other third-party payors have recognized that treating patients requiring complex care in eldercare facilities, such as those operated by us, is a cost-effective alternative to treatment in an acute care or rehabiliation hospital.

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

     Significant facility ownership. We own rather than lease a majority of our eldercare facilities, unlike a number of our competitors. Excluding facilities held for sale, we own 127 facilities with 15,902 beds, which represents approximately 79% of the total number of beds we own or lease. We believe that owning properties increases our operating and financial flexibility by enabling us to control more directly our occupancy costs, divest facilities and exit markets at our discretion and refurbish or remodel facilities in order to satisfy market demand.

     Admissions and discharge planning. We have developed a successful model to process admissions through the automated tracking of bed availability and specialty care capacity at each of our facilities. Our model utilizes a multifaceted approach including clinical care coordinators and toll-free phone lines to assist our marketing staff and direct referral sources. As a result of our efforts, we have consistently achieved higher occupancy levels as compared to industry averages. For the twelve month period ended September 30, 2005, our occupancy level was approximately 90% compared to the industry median occupancy level of approximately 89%, as reported in the June 2005 Nursing Facility State Occupancy Rate and Median Facility Occupancy Rate for Certified Beds CMS OSCAR Data Current Surveys issued by the American Health Care Association.

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

Back to Contents

Revenue Sources

     We receive revenues from Medicare, Medicaid, private insurance, self-pay residents and other third-party payors. Our rehabilitation therapy services and other service related businesses also receive revenues from independent long-term care facilities that utilize our services.

     The sources and amounts of our revenues are determined by a number of factors, including licensed bed capacity and occupancy rates of our eldercare centers, the mix of patients and the rates of reimbursement among payors. Likewise, payment for ancillary medical services, including services provided by our rehabilitation therapy services business, vary based upon the type of payor and payment methodologies. Changes in these and other factors can significantly affect our profitability.

     Medicare and Medicaid

     The Health Insurance for Aged and Disabled Act (Title XVIII of the Social Security Act), known as  “Medicare,” has made available to nearly every United States citizen 65 years of age and older a broad program of health insurance designed to help the nation’s elderly meet hospital and other healthcare costs. The Medicare program consists of four parts: (i) Medicare Part A, which covers, among other things, inpatient hospital, skilled long-term care, home healthcare and certain other types of healthcare services; (ii) Medicare Part B, which covers physicians’ services, outpatient services, certain prescription drugs and certain items and services provided by medical suppliers; (iii) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, known as Medicare Advantage or Medicare Part C and (iv) a new Medicare Part D benefit that becomes effective January 1, 2006 covering prescription drugs. Under Medicare Part B, we are entitled to payment for medically necessary therapy services and products that replace a bodily function (i.e., ostomy supplies), home medical equipment and supplies and a limited number of specifically designated prescription drugs. The Medicare program is administered by the Centers for Medicare and Medicaid Services (CMS).

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

Back to Contents

     Laws Affecting Medicare Revenues

     Participating skilled nursing facilities are reimbursed under a prospective payment system for inpatient Medicare covered services. The prospective payment system commenced with a facility’s first cost reporting period beginning on or after July 1, 1998 and phased in over a three-year period following passage of the Balanced Budget Act in 1997. Under the prospective payment system, or PPS, skilled nursing facilities are paid a predetermined amount per patient, per day or “per diem” based on the anticipated costs of treating patients. The per diem rate is determined by classifying each patient into one of 44 RUGs (53 effective January 1, 2006) based on the nature of the patient’s condition and care needs. There is a separate per diem rate for each of the RUG classifications. The per diem rate also covers rehabilitation and non-rehabilitation ancillary services.

     As implemented by CMS, the prospective payment system initially had an adverse impact on the Medicare revenues of many skilled nursing facilities. In 1999 and 2000, refinements were made to the Balanced Budget Act that restored substantial Medicare funding to skilled nursing facilities that was originally eliminated in the initial implementation of the prospective payment system.

     A number of refinements made in 1999 and 2000 providing additional funding for Medicare participating skilled nursing facilities expired on September 30, 2002, resulting in an approximate 10% reduction in the rates paid to us for providing services to Medicare patients. We refer to the expiration of the additional funding as the “skilled nursing facility Medicare cliff.” Effective October 1, 2002, Medicare rates adjusted for the skilled nursing facility Medicare cliff were increased by a 2.6% annual inflation update factor. For us, the net impact of these provisions adversely impacted annual revenue and EBITDA and net income in fiscal 2003 by approximately $24.8 million and $15.1 million, respectively.

     On July 28, 2005, CMS released the final fiscal 2006 skilled nursing facility prospective payment rules, including refinement to the RUG classification system (RUGs refinement). Effective October 1, 2005, the current skilled nursing facility prospective payment rates were increased by a 3.1% annual inflation update factor. Effective January 1, 2006, the rules establish nine new payment classifications, alter the case-mix weights for the remaining 44 RUG payment categories and adjust upward the nursing component of most RUG payment categories. Excluding the additional 3.1% annual inflation factor, and after considering the distribution of our Medicare patient population under the new system, RUGs refinement is expected to reduce our Medicare payment rates approximately $9 per patient day beginning January 1, 2006, thereby reducing fiscal 2006 revenue and EBITDA approximately $7.5 million and reducing net income approximately $4.5 million.

     The proposed federal budget for 2006 also proposes to reduce by 30% the amount that Medicare reimburses skilled nursing facilities and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles. As proposed by CMS, the reduction would be phased-in over a three-year period at 10% per year. Based on our current volume of Medicare coinsurance bad debts, this proposed rule would reduce our EBITDA and net income by $1.8 million and $1.1 million in the first year, respectively. We cannot currently determine if, or when, this proposal will be implemented.

     The Medicare Modernization Act (MMA), enacted on December 8, 2003, created a new Medicare prescription drug benefit, created incentives for greater private competition within Medicare, adjusted coverage and payment terms for a number of providers and Part B prescription drugs and reformed the administration of the Medicare benefit. The MMA suspended application of $1,590 payment caps (therapy caps) on Medicare Part B rehabilitation through December 31, 2005. The therapy caps in place effective September 1, 2003 imposed payment limits to services provided by independent therapists as well as to those provided by outpatient rehabilitation facilities and other forms of rehabilitation agencies. The suspension did not have retroactive impact upon Medicare beneficiaries who exceeded their caps between September 1, 2003 and December 8, 2003. Extension of the moratorium on application of the therapy caps removed a significant financial threat to our therapy business for the short term. CMS recently announced in its publication of the final 2006 physician fee schedules the implementation of the therapy caps effective January 1, 2006. The therapy caps will be increased to $1,740. While efforts have been made to introduce legislation in Congress to extend the moratorium, Congress has not approved this extension. No assurances can be made or given that Congress will extend the moratorium on application of the therapy caps beyond calendar year 2005. As mandated by the law, the General Accounting Office is conducting a study of alternatives to the therapy caps. We are unable to predict the impact an implementation of therapy caps would have on our financial condition and operating results, but believe it has the potential to reduce our revenue, EBITDA and net income. See “Risk Factors — Risk Factors Relating to Our Business.”

Back to Contents

     Effective January 1, 2006, under the MMA, Medicaid coverage of prescription drugs for Medicare beneficiaries who are also eligible for Medicaid will be shifted to the Medicare program (Medicare Part D). These residents are referred to as “dual eligibles.” This change could affect a significant percentage of residents in our nursing facilities.

     As a result of shifting prescription drug coverage from Medicaid to Medicare through such private plans, the MMA could affect the ability of long-term care pharmacies to provide pharmacy service to our residents. CMS announced final regulations relating to the MMA on January 21, 2005, and provided specific sub-regulatory guidance for long-term care on March 16, 2005. The final regulations specifically require the new prescription drug plans and Medicare Advantage Plans that offer prescription drug coverage to provide convenient access to long-term care pharmacies and to offer standard contracts to all long-term care pharmacies within the plans’ service areas that meet performance standards to be specified by CMS. Currently, under contract, Omnicare, Inc., through its wholly owned subsidiary, provides services required by federal law for residents of our facilities and are reimbursed primarily through the Medicaid program. We do not yet know whether payment rates for the prescription drugs provided by these plans will be sufficient to cover the costs of the pharmacy needs of nursing home residents. Thus, there is a risk that the implementation of the MMA may disrupt pharmacy services to our facilities. We have a special operating task force in place to help facilities with the transition to the new Medicare Part D benefit. Any such change or reduction in long-term care pharmacy services could create additional cost for us, reduce our ability to meet quality standards and disrupt service delivery to our residents.

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

     By law, Medicare reimbursement for physician and non-physician professional services (including Medicare Part B physical therapy, speech therapy and occupational therapy services) are based on fee schedules. CMS has published final payment rules for calendar year 2006. Unless Congress intervenes, CMS will impose a 4.4% reduction in average payments for all professional services effective January 1, 2006. The U.S. Senate has passed legislation substituting a 1.0% positive increase in favor of the 4.4% reduction. It remains uncertain whether Congress will finalize action in time to prevent the payment reductions. Although we are unable to predict the outcome of these measures, a reduction in payment for professional services would have an adverse effect on our business, results of operations, financial position and cash flows.

     Laws Affecting Medicaid Revenues

     The Balanced Budget Act of 1997 repealed the “Boren Amendment” federal payment standard for payments to Medicaid nursing facilities, effective October 1, 1997. This repeal gave the states greater latitude in setting payment rates for nursing facilities. Budget constraints and other factors have caused some states to curb Medicaid reimbursement to nursing facilities and states may continue to curb or delay payments to nursing facilities in the future. The law also granted the states greater flexibility in establishing Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempted institutional care, including nursing facility services, these programs could ultimately change the Medicaid reimbursement system for long-term care. Massachusetts has received a Federal government waiver to initiate a voluntary, long term care managed care program and Maryland is in the design stage of a waiver request mandating managed long term care for individuals eligible for dual eligibles. These changes could include changing reimbursement for pharmacy services from fee-for-service, or payment per procedure or service rendered, to a fixed amount per person utilizing managed care negotiated or capitated rates.

Back to Contents

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

     The plight of state governments has helped to elevate issues related to Medicaid onto the national agenda. In 2003, Congress passed temporary relief to states providing a 2.9% increase in the federal Medicaid Assistance Percentage for five quarters estimated to provide states $10.0 billion in Medicaid relief. That assistance terminated on June 30, 2004. Actions to date on state Medicaid budgets affirm that many states are adjusting downward the rate of growth in state Medicaid spending to reflect the loss of the temporary federal assistance. Medicaid funding is set annually. Most states have completed legislative actions on their fiscal year 2006 state budgets. We expect our average Medicaid rate per patient day to increase between approximately 2% to 3% in our fiscal 2006.

     As part of the state budget process, a number of states have indicated a desire to divert individuals from placement in nursing homes through an expansion of home and community based services. Most of these efforts are being established under demonstration and waiver authority. To date, these alternative care programs have not significantly impacted nursing home admissions.

     Among the alternative Medicaid funding approaches that states have explored are nursing home provider assessments as tools for leveraging increased Medicaid matching funds. Such initiatives are authorized under the law. Provider assessment plans generate additional federal matching funds to the states for Medicaid reimbursement purposes, and implementation of a provider assessment plan requires approval by CMS in order to qualify for federal matching funds. These plans usually take the form of a bed tax or a quality assessment fee, which is imposed uniformly across classes of providers within the state. In turn, the state generally utilizes the additional federal matching funds generated by the tax to pay increased reimbursement rates to the providers, which often include a repayment of a portion of the provider tax based on the provider’s percentage of Medicaid patients.

     Nursing home provider assessments have been implemented in eight states where we operate (Massachusetts, West Virginia, Rhode Island, North Carolina, New Hampshire, Pennsylvania, New Jersey and Connecticut). Three of these plans received federal approval during this fiscal year. In January 2005, CMS approved the Pennsylvania provider assessment. The Pennsylvania provider assessment, which was retroactive to July 1, 2003 and will expire on June 30, 2007, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the Pennsylvania provider assessment resulted in increased revenue, EBITDA and net income of $50.9 million, $6.6 million and $4.0 million, respectively, in fiscal 2005, of which $30.9 million of revenue, $5.4 million of EBITDA and $3.3 million of net income relates to periods prior to the current fiscal year. In February 2005, CMS approved the New Jersey provider assessment. The New Jersey provider assessment, which was retroactive to July 1, 2004 and will expire on June 30, 2006, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the New Jersey provider assessment resulted in increased revenue, EBITDA and net income of $22.1 million, $6.1 million and $3.7 million, respectively, in fiscal 2005, of which $4.3 million of revenue, $1.0 million of EBITDA and $0.6 million of net income relates to periods prior to the current fiscal year. The Connecticut provider assessment, which was retroactive to July 1, 2005, was recognized in the quarter ended September 30, 2005. Recognition of the Connecticut provider assessment resulted in increased revenue, EBITDA and net income of $1.8 million, $0.4 million and $0.2 million, respectively, all of which relates to the quarter ended September 30, 2005.

     The Commonwealth of Pennsylvania has proposed a reduction in the reimbursement allowance under its provider assessment program effective July 1, 2005 through June 30, 2006. If the proposed reduction is made final as expected, the amount we must pay the Commonwealth under this program will exceed the amount we are

Back to Contents

reimbursed. In the quarter ended September 30, 2005, our revenue and EBITDA were reduced $0.6 million, and our net income was reduced $0.4 million or $0.02 per diluted share to consider the reduced reimbursement. If the proposed reduction is made final as expected, our fiscal 2006 revenue and EBITDA would be reduced approximately $2.4 million, and our net income would be reduced approximately $1.4 million or $0.08 per diluted share. We believe this adjustment is unique to the methodology used by the Commonwealth in implementing its Medicaid provider assessment plan. The Commonwealth has indicated that provider assessment payments made for fiscal years 2003 through 2005 were based on lower than actual Medicaid utilization. Adjustments in the reimbursement allowance are meant to correct faulty assumptions underlying payment amounts for the prior two years.

     The proposed federal budget for 2006 included proposed reform of the Medicaid program to cut a total of $60.0 billion in projected Medicaid expenditure growth over 10 years, including a provision that would reduce the maximum amount of provider taxes that a state may impose on providers for purposes of qualifying for federal matching funds from 6% of a state’s Medicaid outlay to 3%. Congress, during consideration of its fiscal year 2006 First Congressional Budget Resolution, scaled back the proposed Medicaid reductions. The final enactment is a compromise establishing a Medicaid Commission authorized to make specific policy recommendations, while agreeing to defer Medicaid cuts during fiscal year 2006, and providing reconciliation instructions to Congress to make $10.0 billion in Medicaid reductions during fiscal years 2007 to 2011. Congress has not agreed upon the proposed Medicaid reductions and it remains unclear as to whether these budget issues will be resolved by the end of 2005. No predictions can be made as to the ultimate outcome of this budget proposal or the future of provider tax plan provisions. We cannot predict the extent of the impact that such decrease, if any, in spending by the federal government will have on our business, financial condition, results of operations and cash flow.

     It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or other governmental initiatives on our business and the business of the customers served by our rehabilitation services business. Accordingly, there can be no assurance that the impact of any future healthcare legislation or regulation will not further adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations are affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled. Our bad debt expense for the twelve months ended September 30, 2005, 2004 and 2003 was $10.9 million, $20.2 million and $20.5 million, respectively.

     The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. It is impossible to predict the outcome of the legislative and regulatory processes. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation and regulation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

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

     Licensure, Certification and Regulation

     Our eldercare centers and healthcare services, to the extent required, are currently licensed under applicable law. Our skilled nursing centers and healthcare services, or practitioners providing the services therein, are certified or approved as providers under one or more of the Medicaid and Medicare programs. Generally, assisted living

Back to Contents

centers are not eligible to be certified under Medicare or Medicaid. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State and local agencies survey all skilled nursing centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government sponsored third-party payor programs. We believe that our eldercare centers and other sites of service are in substantial compliance with the various Medicare, Medicaid and state regulatory requirements applicable to them. However, in the ordinary course of our business, we receive notices of deficiencies for failure to comply with condition of participation in the Medicare and Medicaid programs. We review such notices and take appropriate corrective action. In these cases, we submit our plan to bring the center into compliance with regulations which must be accepted by the reviewing agency prior to its implementation. In some cases, the reviewing federal or state agency may take various adverse actions against a provider, including but not limited to:

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

Back to Contents

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

     Laws Governing Health Information

     The Health Insurance Portability and Accountability Act of 1996 (HIPAA) requires us to comply with standards for the use of identifiable health information within GHC and the sharing of such information with third parties, such as payors, business associates, residents and patients. Among the standards that DHHS may adopt pursuant to HIPAA are standards for the following: electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy, and enforcement. Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, we believe that implementation of this law has resulted in additional costs.

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

Back to Contents

whom we disclose information. Third, DHHS has released rules governing the security of health information maintained or transmitted in electronic form.

     DHHS finalized the transaction standards on August 17, 2000, effective October 2003. DHHS issued the privacy standards on December 28, 2000, and, after certain delays, they became effective on April 14, 2001, with a compliance date of April 14, 2003. On February 20, 2003, DHHS issued final rules governing the security of health information, with a compliance date of April 20, 2005. These rules specify a series of administrative, technical and physical security procedures to assure the confidentiality of electronic protected health information, effective April 20, 2005.

     Further, on April 18, 2005, DHHS published its Proposed Rule on Enforcement of the HIPAA Administrative Simplification provisions, including the transaction standards, the security standards and the privacy rule. This proposed enforcement rule addresses, among other issues, DHHS’s policies for determining violations and calculating civil money penalties, how DHHS will address the statutory limitations on the imposition of civil money penalties, and various procedural issues. Sanctions for failing to comply with HIPAA health information practices provisions include criminal penalties and civil sanctions. In January 2004, CMS announced the adoption of the National Provider Identifier as the standard unique health identifier for health care providers to use in filing and processing health care claims and other transactions, which became effective May 23, 2005.

     At this time, we believe we are in substantial compliance with the HIPAA requirements that are currently in effect, and we continue to make good faith efforts to carry out compliance. As part of our Corporate Integrity Program, we monitor our compliance with HIPAA. Our compliance and privacy officer is responsible for administering the Corporate Integrity Program which includes HIPAA related compliance. Although HIPAA was ultimately intended to reduce administrative expenses and burdens faced within the healthcare industry, we believe that implementation of this law will result in additional costs. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us.

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

Personnel

     We and our industry continue to experience shortages in qualified professional clinical staff. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. As the demand for these services continually exceeds the supply of available and qualified staff, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize

Back to Contents

outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has created added pressure on our operating margins. Lastly, increased attention to the quality of care provided in skilled nursing facilities has caused several states to mandate and other states to consider mandating minimum staffing laws that further increase the gap between demand for and supply of qualified individuals and lead to higher labor costs. While we have been able to retain the services of an adequate number of qualified personnel to staff our facilities and sites of service appropriately and maintain our standards of quality care, there can be no assurance that continued shortages will not affect our ability to attract and maintain an adequate staff of qualified healthcare personnel in the future. A lack of qualified personnel at a facility could result in significant increases in labor costs and an increased reliance on expensive temporary agencies at such facility or otherwise adversely affect operations at such facility. Any of these developments could adversely affect our operating results or expansion plans.

     In recognition of the competitive nature of clinical staff recruitment and retention, we have implemented the following reward, recognition and professional development programs:

•	Shared Governance, a structure to support the participation of nurses in the development and implementation of policies, projects and processes which affect their practice;

•	STEPP (Steps To Excellence in Professional Practice), a clinical advancement program which allows nurses to receive recognition and compensation for clinical expertise; and

•	TAP (Tuition Assistance Program), a program designed to provide eligible employees with financial assistance to pursue education and training through defined degree and certified programs of study related to professional career growth.

     Our focus on recruitment, retention and continuing education has led us to identify even greater needs for professional development. In response, in fiscal 2004 we designated a chief learning officer dedicated to the pursuit of employee retention and growth.

     We employ approximately 35,000 people. We have 56 centers that have certified unions that have entered into collective bargaining agreements. The agreements expire at various dates through 2010 and cover approximately 4,600 employees. We believe that our relationship with our employees is generally good.

     In fiscal 2004, we entered into an agreement with the Service Employees International Union (SEIU) to provide for one collective bargaining agreement which covers the six centers that were unionized SEIU buildings at that time and under which the SEIU was afforded the opportunity to organize 10 of our non-unionized centers in the State of New Jersey between September 2004 and December 2005. Consequently, seven of these non-unionized centers have elected to be represented by the SEIU, and one has elected not to be represented by the SEIU. The two remaining centers will hold elections in December 2005. The agreement emphasizes our positive relationship and common goals shared with the SEIU in the State of New Jersey. The agreement contains a formula which ties increases in employee wages and benefits to increases in the combined per patient day rates of the covered centers and protects us and our employees from lock-outs and/or strikes. The initial term of the agreement will expire in September 2008.

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

Back to Contents

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

     We provide several health insurance options to our employees, including a self-insured health plan and several fully-insured health maintenance organizations. Growth in health insurance premiums in the market rose sharply in

Back to Contents

recent years. Our business is a labor intensive business, and therefore health insurance costs represent a significant expense for us. In recent years, we have partially managed this increase with changes in program offerings. Continuing increases substantially in excess of inflation could have a negative impact on our profitability, as further shifts in responsibility for these cost increases to the employee may not be possible.

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

     See “Risk Factors.”

Available Information

     Our internet address is www.GenesisHCC.com. We make available free of charge on www.GenesisHCC.com our registration statement on Form 10, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to such registration statement or reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exhange Commission.

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

Back to Contents

ITEM 1B:  UNRESOLVED STAFF COMMENTS

     None.

ITEM 2:    PROPERTIES

Inpatient Sites of Service

     The following table provides information by state as of December 1, 2005 regarding the eldercare centers we own, lease and manage. Included in the center count are 22 stand-alone assisted living facilities with 2,091 units and 15 skilled nursing facilities with 434 assisted living units.

	Wholly Owned Centers		Leased Centers		Managed Centers (1)		Total

State	Facilities	Beds	Facilities	Beds	Facilities	Beds	Facilities	Beds

Pennsylvania	32	4,218	8	941	6	988	46	6,147
New Jersey	20	2,820	7	1,356	6	697	33	4,873
Maryland	13	1,593	6	803	15	2,144	34	4,540
Massachusetts	16	2,183	2	250	16	764	34	3,197
West Virginia	14	1,306	5	394	4	270	23	1,970
Connecticut	9	1,330	—	—	2	168	11	1,498
New Hampshire	10	972	2	208	2	246	14	1,426
Delaware	5	583	—	—	2	237	7	820
Virginia	2	210	1	240	—	—	3	450
Rhode Island	3	373	—	—	—	—	3	373
North Carolina	—	—	—	—	2	340	2	340
Vermont	3	314	—	—	—	—	3	314

Total	127	15,902	31	4,192	55	5,854	213	25,948

(1)	Managed centers include 12 properties with 1,539 beds that are jointly owned by us and independent third-parties. Also included in managed centers are 13 transitional care units with 331 beds located in hospitals principally in the Commonwealth of Massachusetts.

     We believe that our physical properties are well maintained and are in a suitable condition for the conduct of our business. In fiscal 2005, we significantly increased our level of capital spending in an effort to upgrade and modernize our physical plant. Our capital spending plan for fiscal 2006 contemplates spending levels in excess of those made in fiscal 2005.

Back to Contents

ITEM 3:    LEGAL PROCEEDINGS

     Haskell et al. v. Goldman Sachs & Co. et al.

     NeighborCare, Inc., our former parent, is the defendant in an action brought by former investors in NeighborCare, Inc. on January 27, 2004 in the Supreme Court of New York, County of New York. The plaintiffs collectively held over $205.0 million in subordinated debentures prior to the filing by NeighborCare, Inc. and substantially all of our subsidiaries of a Chapter 11 bankruptcy petition in 2000. The claim alleges fraud and grossly negligent misrepresentation by defendants NeighborCare, Inc., Goldman Sachs & Co., Mellon Bank, N.A., Highland Capital Management, LP, and George V. Hager, Jr., our Chief Executive Officer (and former Chief Financial Officer of NeighborCare, Inc. prior to the spin-off), in connection with the Bankruptcy Court's approval of the plan of reorganization confirmed by the Bankruptcy Court in 2001 which canceled the subordinated debentures. The plaintiffs seek to recover $200.0 million plus interest costs and fees. The action was removed to the United States Bankruptcy Court for the District of Delaware. In July 2004, we received notice from NeighborCare, Inc. indicating that it believes we are responsible for 50% of the legal fees related to this matter. In addition, Mellon Bank, N.A. has asserted a claim against NeighborCare, Inc. for indemnification for expenses and damages related to the former investors' claim. On March 28, 2005, the Bankruptcy Court ruled that NeighborCare, Inc. would be obligated to reimburse Mellon Bank, N.A. for expenses and damages relating to the claim, other than any expenses or damages determined by the Bankruptcy Court to have resulted from Mellon Bank’s gross negligence or willful misconduct. On April 27, 2005 the Bankruptcy Court dismissed the plaintiff’s complaint against all named defendants. Plantiff has appealed the Bankruptcy Court’s decision. While we have advanced NeighborCare, Inc. 50% of the deductible under the insurance policy related to the former investors' claim, we have not made a determination with respect to our ultimate liability, if any, relative to this case.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 2005.

     We will hold our 2005 Annual Meeting of Shareholders on Wednesday, February 22, 2006 at 10:00 a.m. local time, at our principal executive offices.

ITEM 4A:   EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table and biographies set forth information with respect to persons who serve as our executive officers:

Name	Age	Position

George V. Hager, Jr.	49	Chief Executive Officer and Class I Director (Chairman of the Board of Directors)
James V. McKeon	41	Executive Vice President and Chief Financial Officer
Robert A. Reitz	55	Executive Vice President and Chief Operating Officer
David C. Almquist	51	Executive Vice President
Richard P. Blinn	51	Executive Vice President
Eileen M. Coggins	41	Senior Vice President, General Counsel and Corporate Secretary
Barbara J. Hauswald	46	Senior Vice President, Planning and Development
Richard Pell, Jr.	57	Senior Vice President, Administration
Thomas DiVittorio	37	Vice President, Corporate Controller and Chief Accounting Officer

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

Back to Contents

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

     Robert A. “Mike” Reitz has served as our executive vice president and chief operating officer since December 2003. Mr. Reitz served as president of NCI’s Mid-Atlantic ElderCare region from September 1997 until December 2003. He served in various management positions with Meridian Healthcare for nineteen years prior to its acquisition by NCI in 1993.

     David C. Almquist has served as our executive vice president since December 2003. Mr. Almquist served as president of NCI’s Chesapeake ElderCare region from 1996 until December 2003. Mr. Almquist has over 28 years of experience in the healthcare industry.

     Richard P. Blinn has served as our executive vice president since December 2003. Mr. Blinn served as president of NCI’s New England ElderCare region from 1998 until December 2003. Mr. Blinn has over 26 years of experience in the healthcare industry.

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

Back to Contents

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

     The following table indicates, for each of the quarters in the fiscal years ended September 30, 2005 and 2004, the range of high and low closing prices of our common stock reported on the NASDAQ National Market System.

Quarter Ended	High	Low

December 31, 2004	$36.70	$29.24
March 31, 2005	43.27	33.11
June 30, 2005	46.62	35.39
September 30, 2005	47.96	39.16

Quarter Ended	High	Low

December 31, 2003	$24.40	$21.12
March 31, 2004	28.47	20.78
June 30, 2004	29.04	22.59
September 30, 2004	31.09	26.10

Back to Contents

Issuer Purchases of Equity Securities

     The following table provides information with respect to common stock repurchased by us during the fourth quarter ended September 30, 2005:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

7/1/05 - 7/31/05	—	$—	—	$24,841,604
8/1/05 - 8/31/05	84,237	41.40	84,237	21,353,806
9/1/05 - 9/30/05	86,500	39.88	86,500	17,903,843

Total	170,737	$40.63	170,737

(1)	In November 2004, our board of directors authorized the repurchase of up to $25.0 million of our common stock commencing in December 2004. In February 2005, our board of directors authorized an increase to the size of our previously established share repurchase program from $25.0 million to $50.0 million of our common stock through December 31, 2006. Share repurchases may take place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. There were 787,337 shares of common stock repurchased at a cost of $32.1 million as of September 30, 2005. Subsequent to September 30, 2005, we repurchased an additional 288,400 shares of our common stock at a cost of $10.7 million at an average price paid per share of $37.07.

     As of December 1, 2005, there were 3,724 shareholders of record of our common stock. We have never declared or paid cash dividends on our common stock. Our ability to pay dividends on our common stock is restricted by our senior credit agreement and senior subordinated notes agreement. See Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Management does not anticipate the payment of cash dividends on our common stock in the foreseeable future.

Back to Contents
ITEM 6:	SELECTED FINANCIAL DATA

	Successor Company								Predecessor Company (3)

Year ended September 30,	2005		2004		2003		2002		2001

Statement of Operations Data (1)
(in thousands, except per share and ratio data)
Net revenues	$1,683,350		$1,517,553		$1,375,466		$1,325,566		$1,255,143
Income from continuing operations	42,420		31,748		31,397		42,991		144,266
Net income	$42,169		$29,073		$11,888		$37,551		$113,319
Diluted earnings per share from continuing operations (2)	$2.12		$1.58
Diluted earnings per share from net income (2)	$2.11		$1.45
Ratio of earnings to fixed charges	2.85	x	2.35	x	2.54	x	3.54	x	2.37	x
Operating Data of Inpatient Services Segment:
Payor Mix
Medicaid	54%		51%		50%		48%		48%
Medicare	28%		29%		28%		29%		27%
Private pay and other	18%		20%		22%		23%		25%
Average owned/leased eldercare center beds	20,521		20,805		22,758		24,139		24,783
Occupancy percentage	90%		91%		91%		92%		91%
Average managed eldercare center beds	6,128		5,686		6,320		7,898		9,215

At September 30,	2005	2004	2003	2002	2001

Balance Sheet Data (in thousands)
Working capital	$214,536	$189,836	$97,697	$78,473	$41,598
Total assets	1,360,154	1,277,860	1,089,349	1,162,366	1,139,833
Long-term debt, including current installments	410,170	403,071	266,232	326,476	328,157
Shareholders’ equity	$656,649	$564,973	$580,561	$602,764	$572,147

(1)	For a discussion of operating results from fiscal 2003 through fiscal 2005, and factors affecting comparability of financial information, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” The net revenues and income from continuing operations data for all periods presented have been adjusted to exclude discontinued operations. The payor mix and occupancy data have also been adjusted to exclude discontinued operations.
(2)	The computation of diluted earnings per share assumes that the number of our common shares distributed by NCI on December 1, 2003 in connection with the spin-off was outstanding on October 1, 2003, and is therefore presented on a pro forma basis for the year ended September 30, 2004.
(3)	Upon emergence from Chapter 11 proceedings, we adopted the provisions of fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7, “ Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7)/(fresh-start reporting). As a consequence of the implementation of fresh-start reporting effective September 30, 2001, the financial information presented for periods prior and subsequent to October 1, 2001 is generally not comparable. To highlight the lack of comparability, a solid vertical line separates the pre-emergence financial information from the post-emergence financial information. Any information herein labeled “Predecessor Company” refers to the periods prior to the adoption of fresh-start reporting, while information labeled “Successor Company” refers to periods following the adoption of fresh-start reporting.

     Please refer to Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions and Events” and — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue Sources” for a discussion of significant transactions and material uncertainties.

Back to Contents
ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are one of the largest providers of healthcare and support services to the elderly in the United States. Within our network of geographically concentrated facilities, we offer services focusing on the primary medical, physical and behavioral issues facing the medically complex elderly population. We are focused on qualitative and quantitative clinical performance measures in order to enhance and improve continuously the care provided in our facilities. Through our physicians, nurses, therapists and other members of our interdisciplinary medical care team, we apply a comprehensive approach to the complex needs facing the elderly, which we believe has resulted in our above-industry average occupancy levels and an enhanced level of Medicare and private paying patients. We receive higher rates of reimbursement from Medicare and private paying patients. For the twelve months ended September 30, 2005, the average occupancy level in our inpatient facilities was approximately 90% and approximately 46% of our net revenues were from Medicare and private paying patients.

     Approximately 89% of our net revenues are generated through our inpatient services segment. Our inpatient services business is offered through a network of skilled nursing and assisted living centers primarily located in the eastern United States. Our eldercare centers are concentrated in the states of Pennsylvania, New Jersey, Maryland and Massachusetts. We currently own, lease, manage or jointly own 213 eldercare facilities, consisting of 178 skilled nursing facilities, 22 assisted living facilities and 13 transitional care units together totaling 25,948 beds.

     Our rehabilitation therapy segment, which represents approximately 8% of our net revenues, provides an extensive range of rehabilitation therapy services to the elderly, including speech pathology, physical therapy and occupational therapy in our eldercare regional market concentrations. These services are provided by approximately 4,700 licensed rehabilitation therapists and assistants employed or contracted by us at substantially all of the eldercare facilities we operate, as well as by contract to third-party healthcare facilities operated by other providers and through our 13 outpatient rehabilitation agencies. We also provide other complementary healthcare services, the revenues for which are included in all other services revenues in our segment financial information.

     The aging of the population and increased life expectancies are the primary driving forces behind the growth of our businesses. We believe that positive demographic trends imply that there will be a growing demand for the services offered by healthcare providers that deliver the most efficient, responsive, cost effective and high quality eldercare services. We are continually engaged in various efforts to improve our profitability by focusing on key operational initiatives, including: modernizing our physical plant and information systems, improving the level of Medicare and private paying patients, increasing our rate of occupancy, improving nursing staff scheduling and retention, reducing reliance on overtime compensation and temporary agency services, and capitalizing on best demonstrated practices in various areas of cost control. As a result, we believe we will be well positioned to take advantage of the favorable demographic and growth trends in our industry.

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

     Labor costs, including salaries, wages and benefits, account for approximately 71% of our total operating expenses. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. In recent years, we and our industry have experienced shortages in qualified professional clinical staff. While in our inpatient services segment we have been able to retain the services of an adequate number of qualified personnel to staff our facilities and sites of services, we have used expensive

Back to Contents

temporary nursing agency services to supplement staffing. If a shortage of nurses or other health care workers occurred in the geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs, without a corresponding increase in the level of government funded reimbursement.

     Beginning in fiscal 2004 and throughout fiscal 2005, we and the rehabilitation therapy services sector are experiencing a shortage of qualified rehabilitation therapists. As the demand for these services continues to exceed the supply of available therapists, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals while utilizing outside contractors for these services at premium rates. Due to intense competition for customers, and through September 30, 2005, we were unable to pass the increase in therapist labor costs along to our customers in the form of price increases. Although we have been able to retain adequate levels of qualified therapists to maintain our standards of quality care in the services we provide, the shortage of qualified therapists has impacted negatively our profitability and our ability to generate new therapy business. We are implementing certain initiatives in fiscal 2006 intended to improve our therapist recruitment and retention capabilities while also being more aggressive in pricing our services and more selective in our external customer base. These initiatives, along with the implementation of a more efficient and integrated time collection system to improve the productivity of our therapist workforce are intended to improve the profitability of this business.

     For a description of our material challenges and risks, including an analysis of industry trends and the effect of recent legislation on our operations, see “Risk Factors — Risk Factors Relating to Our Business.”

Certain Transactions and Events

     Amendments to NCI Agreements

     On June 9, 2005, we and NCI entered into the tax sharing amendment and the transition services amendment. On June 9, 2005, we and NeighborCare Pharmacy Services, Inc., NCI’s subsidiary (NCPS), entered into the 2005 pharmacy services amendment. A summary of the amendments is provided below. The agreements are described in more detail under “—Distribution Transactions.”

     Tax Sharing Amendment. The tax sharing amendment prohibits NCI or its successors from changing or amending any combined tax returns for periods ending on or before September 30, 2001 without our consent. In addition, we were granted a joint right, in the event of a change in control of NCI, to represent members of combined tax returns in any tax proceeding directly relating to the net operating loss (NOL) carryforward available to us and, pursuant to this joint right, we and NCI agreed that neither will file any amended tax returns, enter into any settlement agreement with the Internal Revenue Service or take any other action that could be reasonably expected to have an adverse impact on the other party without the other party’s consent. Consent shall not be unreasonably withheld or delayed. As defined in the tax sharing amendment, a “change in control” occurs, generally, at any time when individuals serving on NCI’s board of directors as of June 9, 2005 no longer constitute at least a majority of the NCI board. The acquisition of NCI by Omnicare, Inc. in July 2005 constituted a change in control under the tax sharing amendment. The tax sharing amendment also increases the percentage of the NOL carryforward limitation that NCI must allocate to us.

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

     Pharmacy Services Amendment. The 2005 pharmacy services amendment reinstated the provision in the pharmacy services agreement pursuant to which we and NCPS agreed to negotiate any adjustments in pricing at least 180 days prior to December 1, 2008. The 2004 pharmacy services amendment had accelerated by nine months our ability to renegotiate pricing.

Back to Contents

Issuance and Registration of Convertible Senior Subordinated Debentures

     In March 2005, we completed a private placement of $180.0 million aggregate principal amount of our 2.5% convertible senior subordinated debentures due 2025 to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (Securities Act). We used (i) approximately $20.1 million of the proceeds of the offering to repurchase shares of our common stock from the initial purchasers of the debentures in negotiated transactions concurrently with the offering, (ii) approximately $119.7 million of the proceeds to repay the remaining outstanding borrowings under the term loan portion of our senior credit facility, and (iii) the balance for general corporate purposes, including debt repurchases described below. In July 2005, we registered with the SEC the resale of the convertible senior subordinated debentures and the relating guarantees and underlying common stock.

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

Share Repurchase

     In February 2005, our board of directors authorized an increase to the size of our previously established share repurchase program from $25.0 million to $50.0 million of our common stock. Share repurchases may take place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions through December 31, 2006. Under this program, there were 787,337 shares of common stock repurchased at a cost of $32.1 million through September 30, 2005.

Debt Repurchase

     In February 2005, our board of directors authorized the repurchase of a portion of our 8% senior subordinated notes due 2013 from time to time in the open market commencing in March 2005. There were $70.9 million of 8% senior subordinated notes repurchased through September 30, 2005. The debt repurchases resulted in a year-to-date prepayment premium charge of $7.4 million and the write-off of unamortized deferred financing fees and other fees of $2.7 million, which are included in loss on early extinguishment of debt in the consolidated statements of operations.

Amendment to 2003 Stock Incentive Plan

     At our 2005 Annual Meeting of Shareholders held in February 2005, our shareholders approved an amendment to the 2003 Stock Incentive Plan to increase the number of shares of common stock available for issuance under the 2003 Stock Incentive Plan from 750,000 to 1,000,000.

Recognition of Pennsylvania and New Jersey Provider Assessments

     Provider assessments generate additional federal matching funds to the states for Medicaid reimbursement purposes, and implementation of a provider assessment plan requires approval by the Centers for Medicare and Medicaid Services (CMS) in order to qualify for federal matching funds. These plans usually take the form of a bed tax or a quality assessment fee, which is imposed uniformly across classes of providers within the state. In turn, the

Back to Contents

state generally utilizes the additional federal matching funds generated by the tax to pay increased reimbursement rates to the providers, which often include a repayment of a portion of the provider tax based on the provider’s percentage of Medicaid patients.

     In January 2005, CMS approved the Pennsylvania provider assessment. The Pennsylvania provider assessment, which is retroactive to July 1, 2003 and will expire on June 30, 2007, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the Pennsylvania provider assessment resulted in increased revenue and net income of $50.9 million and $4.0 million, respectively, in fiscal 2005, of which $30.9 million of revenue and $3.3 million of net income relates to periods prior to fiscal year 2005.

     In February 2005, CMS approved the New Jersey provider assessment. The New Jersey provider assessment, which is retroactive to July 1, 2004 and will expire on June 30, 2006, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the New Jersey provider assessment resulted in increased revenue and net income of $22.1 million and $3.7 million, respectively, in fiscal 2005, of which $4.3 million of revenue and $0.6 million of net income relates to periods prior to fiscal year 2005.

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

     In January 2005, we terminated the lease of a State of New Jersey skilled nursing facility having 186 beds. Upon termination, the center was classified as a discontinued operation; consequently, its results of operations in the current and prior year periods have been classified as discontinued operations in the consolidated statements of operations. The annual revenues and pretax income of this center were approximately $12.3 million and $1.4 million, respectively.

Back to Contents

Sale of Assets

     On December 1, 2004, we sold our two remaining eldercare centers based in the State of Wisconsin for net cash proceeds of $4.6 million. These centers are classified as assets held for sale in the consolidated balance sheet at September 30, 2004.

The Spin-Off

     Prior to December 1, 2003, our operations were owned by NCI. On December 1, 2003, NCI completed the distribution (the spin-off) of our common stock and our common stock began trading publicly on the NASDAQ National Market System on December 2, 2003 under the symbol “GHCI.” Prior to the spin-off, NCI was named Genesis Health Ventures, Inc.

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

      We and NCI have agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin-off. In addition, we and NCI have agreed to certain mutually beneficial commercial arrangements intended to reflect terms similar to those that would be agreed to by parties bargaining at arm’s length.

     Separation and Distribution Agreement

     On October 27, 2003, we and NCI entered into the separation and distribution agreement, which sets forth the agreements between us and NCI with respect to the principal corporate transactions required to consummate the spin-off, and a number of other agreements governing the relationship between us and NCI following the spin-off.

     Pursuant to the separation and distribution agreement, NCI transferred to us, or caused their subsidiaries to transfer to us, the legal entities comprising the eldercare businesses. We agreed to issue 130,246 common shares into an escrow account for future delivery to NCI’s and its subsidiaries’ former unsecured claimants who are entitled to receive common equity securities under the terms of NCI’s 2001 joint plan of reorganization. We refer to these common shares of ours as the “unsecured claimant shares.” As of December 1, 2005, the number of unsecured claimants’ shares was 134,009.

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

Back to Contents

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

     In June 2005, we and NCI amended the tax sharing agreement. See “—Amendments to NCI Agreements.”

Back to Contents

     Transition Services Agreement

     The transition services agreement provides for the provision of certain transitional services by us to NCI. The services include the provision of information systems (e.g., access to computer systems that are expected to be owned by us), tax services, investor relations services, corporate compliance services, treasury functions, financial systems and reporting, bankruptcy claims processing and certain additional services identified by the parties. The transition services agreement initially provided for a term of 18 months. In March 2005, NCI extended the transition services agreement for an additional six months through September 2005. The pricing is based on actual costs incurred by us in rendering the services. In June 2005, we and NCI amended the transition services agreement. See “—Amendments to NCI Agreements.”

     Tidewater Membership Agreement

     The Tidewater membership agreement, referred to as the “Tidewater agreement,” provides group purchasing and shared service programs to skilled nursing facilities and assisted living facilities operated by us. Under the Tidewater agreement, we engaged Tidewater, NCI’s wholly owned group purchasing subsidiary, as an independent group purchasing organization, and Tidewater grants to us access to its vendor contracts. The initial term of the Tidewater agreement is ten years. We do not make any payments to NCI under the Tidewater agreement. Instead, Tidewater receives administrative fees from various suppliers. Such fees are based on a percentage of the volume of purchases made by all of Tidewater’s members, including us. We remain directly responsible to vendors for purchases through the Tidewater agreement. The Tidewater agreement obligates us to purchase certain minimum amounts; however, we may be a member of other group purchasing organizations. We may earn financial incentives, such as fee sharing, for meeting certain purchasing volumes under the Tidewater agreement.

     Employee Benefits Agreement

     We and NCI entered into an employee benefits agreement which provides for certain employee compensation, benefit and labor-related matters. In general, after the spin-off, we and NCI are responsible for all obligations and liabilities relating to our respective current and former employees and their dependents and beneficiaries. As of the date of the spin-off, and except with respect to health and welfare plans and flexible benefit plans as set forth below, we ceased participation in any benefit plan or trust under any such plan sponsored or maintained by NCI, and NCI ceased participation in any benefit plan or trust under any such plan sponsored or maintained by us. With respect to employees who are transferred to or from us or NCI, both parties mutually recognized and credited service with the other employer.

     Except as otherwise provided below, all liabilities relating to employee benefits incurred by or on behalf of either company’s employees or their covered dependents on or before the date of the spin-off remain NCI’s liabilities. Liabilities and assets have been transferred from NCI’s retirement plan to a comparable plan established by us. Similarly, liabilities and assets have been transferred from NCI’s union retirement savings plan, the sponsorship of which was assumed by us. Liabilities under NCI’s deferred compensation plan (a non-qualified plan) and assets relating to such plan held in a rabbi trust were transferred to a comparable plan and trust established by us. In general, all liabilities relating to workers’ compensation claims incurred by or on behalf of either company’s employees on or before December 1, 2003, the date of the spin-off, remain our liabilities.

     To avoid the administrative inconvenience and expense that would result from our having to establish separate health and welfare plans and flexible benefit plans for the remainder of the calendar year during which the spin-off occurred, during the period beginning immediately following the spin-off and ending on December 31, 2003, current and former employees of ours remained covered under NCI’s existing health and welfare plans and flexible benefit plans. We have reimbursed NCI for all expenses it incurred as a result of this arrangement. As of January 1, 2004, current and former employees of ours and NCI are covered under their own health insurance plans.

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

Back to Contents

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

     On May 7, 2004, we and NCPS amended the pharmacy services agreement to correct a pricing error in the original agreement specifically related to intravenous drugs. The financial impact of the amendment increases our pharmacy costs $1.3 million on an annualized basis, which has been reflected in our financial results. The amendment also accelerates by nine months our ability to renegotiate pricing with NCI. In June 2005, we and NCPS further amended the pharmacy services agreement. See “—Amendments to NCI Agreements.”

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

Back to Contents

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

     On September 11, 2003, we entered into additional agreements with ElderTrust; the principal terms were as follows:

•	we agreed to purchase two skilled nursing facilities having 210 skilled nursing beds and 67 assisted living beds, and three assisted living facilities having 257 beds, for $24.8 million. We previously leased these properties from ElderTrust at an annual cash basis and accrual basis lease cost of $2.4 million and $1.5 million, respectively. As of January 2004, we purchased all of the aforementioned eldercare facilities;

•	we agreed to pay ElderTrust $32.3 million to reduce annual cash basis and accrual basis lease cost associated with nine properties by $6.9 million and $1.2 million, respectively, and acquire options to purchase seven properties subleased to us by ElderTrust. On October 29, 2003, we paid ElderTrust $2.3 million to reduce the rents of two of the nine eldercare facilities, and on November 7, 2003 paid ElderTrust the remaining $30.0 million to reduce the rents of the other seven aforementioned eldercare facilities; and

•	ElderTrust was paid $5.0 million upon consummation of the spin-off in exchange for ElderTrust’s consent to the assignment of all remaining leases and guarantees from NCI to us.

     During the three months ended September 2005, we reevaluated the classification of certain of its leases with ElderTrust and determined that five of its center leases previously classified as operating leases beginning in fiscal 2004 should have been classified as capital leases. The cumulative effect of correcting this accounting is an increase to fiscal 2005 depreciation expense of $4.7 million (of which $2.1 million relates to fiscal 2004), an increase to interest expense of $4.7 million (of which $2.2 million relates to fiscal 2004) and a decrease to lease expense of $9.3 million (of which $4.3 million relates to fiscal 2004), having no impact on pre tax or net income. The capitalization of these leases also had the effect of increasing total assets and total liabilities (principally debt) $34.7 million.

Back to Contents

     In February 2004, ElderTrust shareholders approved the merger of ElderTrust with Ventas Sub, LLC (Ventas), a Delaware limited liability company and a wholly owned subsidiary of Ventas, Inc., a publicly traded Delaware corporation. This merger did not have a material impact on us.

     In June 2004, Ventas exercised its option to purchase an assisted living facility from us for cash consideration of $4.9 million. We leased the property back from Ventas under a 10-year operating lease agreement. We recognized a $1.6 million gain on the sale of the property, which has been deferred and is being amortized on a straight line basis to lease expense over the 10-year lease term.

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

     We have classified several businesses as held for sale or closed. In 2002, we identified, and have since sold, all of our eldercare centers located in the states of Florida, Wisconsin and Illinois. In addition to these assets, since 2002 we have identified other eldercare centers in various states, one rehabilitation therapy services clinic, two physician services practices and our ambulance and diagnostics businesses as held for sale or closed due to under-performance.

     Consolidated interest expense has been allocated to discontinued operations for all periods presented based on debt expected to be repaid in connection with the sale of the assets. The amount of after-tax interest expense allocated to discontinued operations in fiscal 2005, fiscal 2004 and fiscal 2003 was $0.3 million, $0.7 million, and $2.7 million, respectively.

     We have separately classified $3.9 million and $8.8 million of carrying value associated with our assets held for sale in our consolidated balance sheets at September 30, 2005 and 2004, respectively. Our assets held for sale are classified in the consolidated balance sheets within both current and non-current assets. The current portion of assets held for sale represents those assets for which we have binding agreements of sale. In December 2004, we sold our two remaining Wisconsin based eldercare centers for net cash proceeds of $4.6 million.

     The following table sets forth net revenues and the components of loss from discontinued operations for the years ended September 30, 2005, 2004, and 2003 (in thousands):

	2005	2004	2003

Net revenues	$10,817	$43,496	$171,606

Net operating loss of discontinued businesses	$(336)	$(4,231)	$(19,160)
Loss on discontinuation of businesses	(86)	(249)	(14,047)
Income tax benefit	171	1,805	13,698

Loss from discontinued operations, net of taxes	$(251)	$(2,675)	$(19,509)

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

     The following table reflects the payor mix of inpatient service revenues for the periods presented, and has been adjusted to exclude discontinued operations:

	Year Ended September 30,

	2005	2004	2003

Medicaid	54%	51%	50%
Medicare	28%	29%	28%
Private pay and other	18%	20%	22%

	100%	100%	100%

     Growth in the percentage of our Medicaid revenues is attributed to the recognition of provider assessments, which are accompanied by an increase in operating costs in the form of a provider tax.

     The sources and amounts of our revenues are determined by a number of factors, including licensed bed capacity and occupancy rates of our eldercare centers, the mix of patients and the rates of reimbursement among payors. Likewise, payment for ancillary medical services, including services provided by our rehabilitation therapy services business, vary based upon the type of payor and payment methodologies. Changes in these and other factors can significantly affect our profitability.

     On July 30, 2004, CMS published notice of the fiscal year 2005 prospective payment system rates that became effective October 1, 2004 and which were in effect through September 30, 2005. The fiscal year 2005 rules provided for a 2.8% increase in the annual inflation update factor and continue the current payment system with certain payment add-ons that were authorized to compensate for non-therapy ancillaries.

     On July 28, 2005, CMS released the final fiscal 2006 skilled nursing facility prospective payment rules, including refinement to the resource utilization group (RUG) classification system (RUGs refinement). Effective October 1, 2005, the current skilled nursing facility prospective payment rates were increased by a 3.1% annual inflation update factor. Effective January 1, 2006, the rules establish nine new payment classifications, alter the case-mix weights for the remaining 44 RUG payment categories and adjust upward the nursing component of most RUG payment categories. Excluding the additional 3.1% annual inflation factor, and after considering the distribution of our Medicare patient population under the new system, RUGs refinement is expected to reduce our Medicare payment rates approximately $9 per patient day beginning January 1, 2006, thereby reducing fiscal 2006 revenue and EBITDA approximately $7.5 million and reducing net income approximately $4.5 million.

     The proposed federal budget for 2006 also proposes to reduce by 30% the amount that Medicare reimburses skilled nursing facilities and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles. As proposed by CMS, the reduction would be phased-in over a three-year period at 10% per year. Based on our current volume of Medicare coinsurance bad debts, this proposed rule would reduce our EBITDA and net income by $1.8 million and $1.1 million in the first year, respectively. We cannot currently determine if, or when, this proposal will be implemented.

     The Medicare Modernization Act (MMA), enacted on December 8, 2003, created a new Medicare prescription drug benefit, created incentives for greater private competition within Medicare, adjusted coverage and payment terms for a number of providers and Part B prescription drugs and reformed the administration of the Medicare benefit. The MMA may have an impact on institutional pharmacy services provided in the long-term setting. The law constitutes a significant overhaul of the Medicare system, including provisions to provide subsidies to insurers and managed care organizations, and establishes mechanisms to allow private healthcare coverage plans to compete with Medicare initially on a pilot basis.

Back to Contents

     The MMA suspended application of $1,590 payment caps (therapy caps) on Medicare Part B rehabilitation through December 31, 2005. The therapy caps in place effective September 1, 2003 imposed payment limits to services provided by independent therapists as well as to those provided by outpatient rehabilitation facilities and other forms of rehabilitation agencies. Extension of the moratorium on application of the therapy caps removed a significant financial threat to our therapy business for the short term. CMS recently announced in its publication of the final 2006 physician fee schedules the implementation of the therapy caps effective January 1, 2006. The therapy caps will be increased to $1,740. While efforts have been made to introduce legislation in Congress to extend the moratorium, Congress has not approved this extension. No assurances can be made or given that Congress will extend the moratorium on application of the therapy caps beyond calendar year 2005. As mandated by the law, the General Accounting Office is conducting a study of alternatives to the therapy caps. We are unable to predict the impact an implementation of therapy caps would have on our financial condition and operating results, but believe it has the potential to reduce our revenue, EBITDA and net income.

     Effective January 1, 2006, under the MMA, Medicaid coverage of prescription drugs for Medicare beneficiaries who are also eligible for Medicaid will be shifted to the Medicare program (Medicare Part D). These residents are referred to as “dual eligibles.” This change could affect a significant percentage of residents in our nursing facilities.

     As a result of shifting prescription drug coverage from Medicaid to Medicare through such private plans, the MMA could affect the ability of long-term care pharmacies to provide pharmacy service to our residents. CMS announced final regulations relating to the MMA on January 21, 2005, and provided specific sub-regulatory guidance for long-term care on March 16, 2005. The final regulations specifically require the new prescription drug plans and Medicare Advantage Plans that offer prescription drug coverage to provide convenient access to long-term care pharmacies and to offer standard contracts to all long-term care pharmacies within the plans’ service areas that meet performance standards to be specified by CMS. Currently, under contract, Omnicare, Inc., through its wholly owned subsidiary, provides services required by federal law for residents of our facilities and are reimbursed primarily through the Medicaid program. We do not yet know whether payment rates for the prescription drugs provided by these plans will be sufficient to cover the costs of the pharmacy needs of nursing home residents. Thus, there is a risk that the implementation of the MMA may disrupt pharmacy services to our facilities. We have a special operating task force in place to help facilities with the transition to the new Medicare Part D benefit. Any such change or reduction in long-term care pharmacy services could create additional cost for us, reduce our ability to meet quality standards and disrupt service delivery to our residents.

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

     By law, Medicare reimbursement for physician and non-physician professional services (including Medicare Part B physical therapy, speech pathology and occupational therapy services) are based on fee schedules. CMS has published final payment rules for calendar year 2006. Unless Congress intervenes, CMS will impose a 4.4% reduction in average payments for all professional services effective January 1, 2006. The U.S. Senate has passed legislation substituting a 1.0% positive increase in favor of the 4.4% reduction. It remains uncertain whether Congress will finalize action in time to prevent the payment reductions. Although we are unable to predict the outcome of these measures, a reduction in payment for professional services would have an adverse effect on our business, results of operations, financial position and cash flows.

     State budget pressures in recent years have translated into reductions in the rate of state spending growth in certain jurisdictions. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which we

Back to Contents

operate. In each of the major states where we provide services, we are working with trade groups, consultants and government officials to address responsibly the particular funding issues.

     The plight of state governments has helped to elevate issues related to Medicaid onto the national agenda. In 2003, Congress passed temporary relief to states providing a 2.9% increase in the federal Medicaid Assistance Percentage for five quarters estimated to provide states $10.0 billion in Medicaid relief. That assistance terminated on June 30, 2004. Actions to date on state Medicaid budgets affirm that many states are adjusting downward the rate of growth in state Medicaid spending to reflect the loss of the temporary federal assistance. Medicaid funding is set annually. Most states have completed legislative actions on their fiscal year 2006 state budgets. We expect our average Medicaid rate per patient day to increase between approximately 2% to 3% in our fiscal 2006.

     Among the alternative Medicaid funding approaches that states have explored, and in many states implemented, are nursing home provider assessments as tools for leveraging increased Medicaid matching funds. Such initiatives are authorized under the law. Provider assessment plans generate additional federal matching funds to the states for Medicaid reimbursement purposes, and implementation of a provider assessment plan requires approval by CMS in order to qualify for federal matching funds. These plans usually take the form of a bed tax or a quality assessment fee, which is imposed uniformly across classes of providers within the state. In turn, the state generally utilizes the additional federal matching funds generated by the tax to pay increased reimbursement rates to the providers, which often include a repayment of a portion of the provider tax based on the provider’s percentage of Medicaid patients.

     Nursing home provider assessments have been implemented in eight states where we operate (Massachusetts, West Virginia, Rhode Island, North Carolina, New Hampshire, Pennsylvania, New Jersey and Connecticut). Three of these plans received federal approval during this fiscal year. In January 2005, CMS approved the Pennsylvania provider assessment. The Pennsylvania provider assessment, which was retroactive to July 1, 2003 and will expire on June 30, 2007, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the Pennsylvania provider assessment resulted in increased revenue, EBITDA and net income of $50.9 million, $6.6 million and $4.0 million, respectively, in fiscal 2005, of which $30.9 million of revenue, $5.4 million of EBITDA and $3.3 million of net income relates to periods prior to the current fiscal year. In February 2005, CMS approved the New Jersey provider assessment. The New Jersey provider assessment, which was retroactive to July 1, 2004 and will expire on June 30, 2006, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the New Jersey provider assessment resulted in increased revenue, EBITDA and net income of $22.1 million, $6.1 million and $3.7 million, respectively, in fiscal 2005, of which $4.3 million of revenue, $1.0 million of EBITDA and $0.6 million of net income relates to periods prior to the current fiscal year. The Connecticut provider assessment, which was retroactive to July 1, 2005, was recognized in the quarter ended September 30, 2005. Recognition of the Connecticut provider assessment resulted in increased revenue, EBITDA and net income of $1.8 million, $0.4 million and $0.2 million, respectively, all of which relates to the quarter ended September 30, 2005.

     The Commonwealth of Pennsylvania has proposed a reduction in the reimbursement allowance under its provider assessment program effective July 1, 2005 through June 30, 2006. If the proposed reduction is made final as expected, the amount we must pay the Commonwealth under this program will exceed the amount we are reimbursed. In the quarter ended September 30, 2005, our revenue and EBITDA were reduced $0.6 million, and our net income was reduced $0.4 million or $0.02 per diluted share to consider the reduced reimbursement. If the proposed reduction is made final as expected, our fiscal 2006 revenue and EBITDA would be reduced approximately $2.4 million, and our net income would be reduced approximately $1.4 million or $0.08 per diluted share. We believe this adjustment is unique to the methodology used by the Commonwealth in implementing its Medicaid provider assessment plan. The Commonwealth has indicated that provider assessment payments made for fiscal years 2003 through 2005 were based on lower than actual Medicaid utilization. Adjustments in the reimbursement allowance are meant to correct faulty assumptions underlying payment amounts for the prior two years.

     The proposed federal budget for 2006 included proposed reform of the Medicaid program to cut a total of $60.0 billion in projected Medicaid expenditure growth over 10 years, including a provision that would reduce the maximum amount of provider taxes that a state may impose on providers for purposes of qualifying for federal matching funds from 6% of a state’s Medicaid outlay to 3%. Congress, during consideration of its fiscal year 2006 First Congressional Budget Resolution, scaled back the proposed Medicaid reductions. The final enactment is a compromise establishing a Medicaid Commission authorized to make specific policy recommendations, while agreeing to defer Medicaid cuts during fiscal year 2006, and providing reconciliation instructions to Congress to make $10.0 billion in Medicaid reductions during fiscal years 2007 to 2011. Congress has not agreed upon the proposed Medicaid reduction and it remains unclear as to whether these budget issues will be resolved

Back to Contents

by the end of 2005. No predictions can be made as to the ultimate outcome of this budget proposal or the future of provider tax plan provisions. We cannot predict the extent of the impact that such decrease, if any, in spending by the federal government will have on our financial condition and results of operations.

     It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or other governmental initiatives on our business and the business of the customers served by our rehabilitation services business. Accordingly, there can be no assurance that the impact of any future healthcare legislation or regulation will not further adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations will be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

     The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. It is impossible to predict the outcome of the legislative and regulatory processes. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation and regulation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

Results of Operations

Factors Affecting Comparability of Financial Information

     Our consolidated statements of operations for the twelve months ended September 30, 2003 and for the first two months (through November 30, 2003) of the twelve months ended September 30, 2004 have been prepared on a basis which reflects our historical financial statements assuming that the operations of NCI contributed in the spin-off were organized as a separate legal entity which owned certain net assets of NCI.

     The allocation methodology followed in preparing the financial statements prior to the December 1, 2003 spin-off may not necessarily reflect what the results of operations, cash flows or financial position would have been had we been a separate stand-alone public entity for such periods.

     Management believes that the consolidated statements of operations for the fiscal years ended September 30, 2005 and 2004 are generally comparable to the consolidated statements of operations for the fiscal year ended September 30, 2003, with the exception of interest expense and depreciation and amortization expense. This lack of comparability is due to the restructuring of our capital following the spin-off and the related incremental interest costs and amortization of deferred financing fees in connection with our new financing arrangements.

     Also, in fiscal 2005, we reevaluated the classification of certain of our leases and determined that five center leases previously classified as operating leases beginning in fiscal 2004 should have been classified as capital leases. The cumulative effect of correcting this accounting in fiscal 2005 is an increase to depreciation expense of $4.7 million (of which $2.1 million relates to fiscal 2004), an increase to interest expense of $4.7 million (of which $2.2 million relates to fiscal 2004) and a decrease to lease expense of $9.3 million (of which $4.3 million relates to fiscal 2004), having no impact on pre tax or net income. The capitalization of these leases also had the effect of increasing total assets and total liabilities (principally debt) $34.7 million.

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

Back to Contents

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

     EBITDA and Adjusted EBITDA should be considered in addition to, not as substitutes for, or superior to, GAAP financial measures.

Back to Contents

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Year ended September 30,

(in thousands)	2005	2004	2003

Net income	$42,169	$29,073	$11,888
Add back:
Loss from discontinued operations, net of taxes	251	2,675	19,509
Equity in net income of unconsolidated affiliates	(3,105)	(2,235)	(794)
Minority interests	441	462	307
Income tax expense	26,032	20,791	12,479
Interest expense	27,879	26,985	17,014
Depreciation and amortization expense	55,087	46,306	38,863

EBITDA	$148,754	$124,057	$99,266
Gain on early extinguishment of debt (1)	—	—	(1,123)

Adjusted EBITDA	$148,754	$124,057	$98,143

(1)	The gain on early extinguishment of debt is the result of a negotiated discount on a mortgage loan liquidated by us at the request of the mortgage lender. We excluded this gain on early extinguishment of debt from the calculation of Adjusted EBITDA because management does not view such a gain as likely to occur in the foreseeable future, nor have we encountered a similar transaction in recent years. While we often may be interested in extinguishing certain of our mortgage loans by refinancing such loans at more favorable rates of interest, because most of these mortgage loans require expensive prepayment penalties, it often is not economically feasible for us to do so. To have a mortgage lender approach us to extinguish mortgage debt so that we are able to negotiate favorable extinguishment terms is deemed by management to be an unusual event that is reasonably unlikely to occur within the next two years.

Fiscal 2005 Compared to Fiscal 2004

     Fiscal 2005 revenues were $1,683.4 million, an increase of $165.8 million, or 10.9%, over the prior year. Of this growth, inpatient services revenue increased by $152.8 million, external rehabilitation therapy services revenue increased by $9.8 million and external other businesses revenue increased by $3.2 million.

      The $152.8 million of revenue growth in our inpatient services segment is primarily attributed to increased payor rates and acquisitions. In aggregate, payor rates increased by $142.2 million versus the prior year with $116.0 million of such increase occurring in the Medicaid payor category, of which $74.4 million was due to provider tax assessments for New Jersey, Pennsylvania, New Hampshire and Connecticut, with $36.7 million of such provider tax assessments pertaining to prior years. The prior year period contained no provider tax assessments for New Jersey, Pennsylvania or Connecticut. Medicaid revenue settlements and adjustments increased by $2.0 million versus the prior year period. The $39.6 million balance of Medicaid rate increases, which equate to a 5.7% increase, resulted from both increased acuity levels and legislative increases. A 5.3% increase in our average Medicare rate, attributed to the October 1, 2004 upward Medicare rate adjustments of 2.8% and higher Medicare patient acuity, was the primary reason for the remainder of the overall rate increase. Approximately $14.1 million of the overall revenue increase is due to the step acquisition of three eldercare centers, which we previously jointly owned and managed. We purchased our joint venture partners’ ownership interests in the centers and currently we own and consolidate 100% of the operations. Higher Medicare Part B volume resulted in $4.7 million of increased revenues. Remaining net revenue increases of $3.8 million were primarily due to increased quality mix resulting from combined insurance and Medicare census comprising 0.4% more of our skilled nursing facility census in the current year to date period versus the prior year to date period. The preceding were partially offset by a $3.7 million revenue decline as the result of the current year period having one less day than the same period in the prior "leap" year and an $8.3 million revenue decline resulting from a decline in overall occupancy. Overall occupancy

Back to Contents

declined to 90.1% in the current year period from 90.8% in the same period in the prior year. Total patient days increased 2,425 to 6,691,687 in the current year period compared to 6,689,262 in the same period of the prior year. A 58,928 patient day increase attributed to the step acquisitions of three eldercare centers was offset by a decline of 18,392 patient days as the result of the current year having one less day than the prior year and a 38,111 patient day decline in our same facility centers which were included in both reporting periods.

     Increased revenue volume generated by ongoing customer contracts was the primary reason for the $9.8 million (or 8.1%) increase in external rehabilitation therapy services revenue.

     The $3.2 million increase in external other business revenue primarily resulted from $2.6 million of increased volume in our respiratory therapy business and $2.7 million of net increases primarily due to increased management fee revenues and increased investment income resulting from increased cash levels. The preceding was partially offset by $2.1 million of decreased external business volume in our non-core hospitality, physician services and staffing services businesses.

     Fiscal 2005 net income increased to $42.2 million from $29.1 million in the same period in the prior year. Revenue increases of $165.8 million, as previously discussed, were partially offset by $51.0 million of increased salaries, wages and benefits and $85.0 million of higher other operating expenses. Of the $51.0 million of increased salaries, wages and benefits, $7.1 million is attributed to the step acquisitions of three eldercare centers, approximately $6.4 million is attributed to the replacement of higher cost temporary agency nurses with internally employed nurses, with the balance of the increase due to normal inflationary growth in wage and benefits in both our inpatient services segment and rehabilitation therapy services segment, increased inpatient nursing hours per patient day resulting from servicing higher acuity patients and increased rehabilitation therapy services business volume. Of the $85.0 million of increased other operating expenses, $61.2 million is attributed to increased provider assessments primarily for New Jersey, Pennsylvania and Connecticut, with $28.8 million of such provider assessments pertaining to periods prior to fiscal 2005, $5.9 million is attributed to increased utilization of temporary agencies within our rehabilitation services business as a result of an industry-wide shortage of therapists, $3.0 million is attributed to an increase in pharmacy, medical supply and other ancillary costs incurred to treat a higher acuity patient population, $3.8 million is attributed to step acquisitions of three eldercare centers, $1.3 million is attributed to increased general and professional liability insurance and $1.7 million is attributed to increased training costs associated with employee safety programs. An additional $2.8 million of increased operating expenses is due to an adjustment to reflect an estimate of previously unaccrued costs resulting from a weakness in our purchasing cut-off procedures. We have remediated the internal control weakness and believe that the correction is not material to any previously reported financial statements or earnings trends. These increases in other operating expenses were offset by approximately $6.9 million of reduced costs attributed to the replacement of higher cost temporary agency nurses with internally employed nurses. The balance of the increase in other operating expenses of approximately $12.2 million is largely attributed to normal inflationary increases in cost. General and administrative costs increased by $14.0 million with $3.6 million of the increase attributed to higher adverse claims development associated with our self-insured programs, $2.0 million attributed to increased strategic consulting costs, $1.5 million attributed to consulting costs incurred relative to matters associated with the Sarbanes-Oxley Act, $1.6 million attributed to support costs relative to the implementation of new inpatient data systems with the balance of the increase primarily resulting from inflationary increases in payroll costs and increased support staff. The $9.3 million decrease in the provision for losses on accounts receivable and notes receivable is primarily due to improvement in the collection of older accounts receivable. Net income was further reduced from increases in early extinguishment of debt costs, depreciation and amortization expense, interest expense and income tax expense as further discussed below. Net income increased due to lower lease expense, lower after-tax losses of discontinued operations and higher earnings of less than 100% owned subsidiaries, each of which is further discussed below.

     For fiscal 2005, EBITDA increased $24.7 million to $148.8 million compared with $124.1 million in the same period of the prior year. Inpatient services EBITDA increased $47.1 million, of which $14.2 million is due to provider tax assessments for New Jersey, Pennsylvania, Connecticut and New Hampshire, with $8.3 million of such provider tax assessments pertaining to periods prior to fiscal 2005. Increased Medicaid revenue settlements and adjustments are responsible for $2.0 million of the increase. Approximately $2.7 million of the increase is due to step acquisitions of three eldercare centers and $9.5 million is due to decreased lease expense, which is further described below, with the remaining $18.7 million increase resulting from the previously discussed other increases

Back to Contents

in payor rates, increased quality mix, reduced utilization of external nursing agencies and reduced bad debt expense offset by the impact of decreased occupancy and inflationary increases in cost. EBITDA of our rehabilitation therapy services segment declined $8.3 million with $14.6 million of combined external and intersegment revenue increases being offset by $14.9 million of higher labor related costs, $5.9 million of increased utilization of temporary agencies, a $1.7 million impairment charge to write-off the investment related to an abandoned rehabilitation services application system and $0.4 million of increased other costs. The increase in rehabilitation therapy labor and temporary agency costs is primarily being driven by high market demand for a limited pool of qualified therapists. Increased loss on early extinguishment of debt in the current year to date period decreased EBITDA by $10.1 million. Of the $11.8 million loss on early extinguishment of debt recognized in fiscal 2005, $0.4 million is due to the write-off of unamortized financing fees for several repaid mortgages, $1.3 million is due to the full write-off of unamortized financing fees for the term loan component of our senior credit facility and $2.7 million is due to the write-off of unamortized financing fees from the repurchase of our 8% senior subordinated notes. In addition, prepayment premiums on the repurchased 8% senior subordinated notes resulted in $7.4 million of debt extinguishment charges. The remaining decrease in EBITDA of $4.0 million in fiscal 2005 in all other services and corporate costs resulted principally from $2.0 million of increased strategic consulting costs, $1.5 million of consulting costs incurred relative to compliance with the Sarbanes-Oxley Act and $1.6 million of support costs relative to the implementation of new inpatient data systems.

     Capital Costs and Other

     Lease expense decreased by $9.7 million to $18.4 million in fiscal 2005, compared to $28.1 million for the same period in the prior year, primarily due to a $9.3 million reduction of expense resulting from the reclassification of certain of our leases from operating leases to capital leases, partially offset by a $1.3 million increase to expense resulting from a correction to recognize operating lease expense on a straight-line basis. The balance of the decline is due to the purchase of six previously leased facilities, offset by inflationary increases in lease costs.

     Depreciation and amortization expense increased by $8.8 million to $55.1 million in fiscal 2005 compared to $46.3 million for the same period in the prior year. The increase is principally attributed to $4.7 million of additional depreciation expense resulting from the reclassification of certain of our leases from operating leases to capital leases, $1.3 million of corrections to depreciation expense recorded in the current year following modifications to the useful lives assigned to certain fixed assets, with the remaining $2.8 million attributed to additional depreciation expense on incremental capital additions.

     Interest expense increased by $0.9 million to $27.9 million in fiscal 2005 compared to $27.0 million for the same period in the prior year, primarily due to $4.7 million of interest expense recorded as a result of the reclassification of certain of our leases from operating leases to capital leases. The preceding was offset by the restructuring of our debt portfolio in the March 2005 quarter and resulting decline in overall debt and our weighted average interest rate.

     Income tax expense in fiscal 2005 is estimated using an effective tax rate of approximately 40.0%, offset by the recognition of $0.5 million of tax credits, a $0.7 million tax refund and a $0.3 million adjustment to our income tax liability following the filing of our fiscal 2004 tax return. Income tax in the prior year was estimated using an effective tax rate of 39.6%. The increase in the effective tax rate is attributed to higher permanent deductions principally in the area of lobbying expenses. Income tax expense includes the provision of taxes on both equity in net income of unconsolidated affiliates and minority interests.

     Loss from discontinued operations, net of taxes, was $0.3 million in fiscal 2005 and $2.7 million in the prior year to date period. The change is primarily due to the relative results of operations of those businesses identified as discontinued operations.

     Operating results of our less than 100% owned subsidiaries in the fiscal 2005 improved compared to the same period in the prior year, resulting in a combined increase of $0.9 million in equity in net income of unconsolidated affiliates and minority interests.

Back to Contents

Fiscal 2004 Compared to Fiscal 2003

     Fiscal 2004 revenues were $1,517.6 million, an increase of $142.1 million, or 10.3%, over the prior year. Of this growth, inpatient services revenue increased by $147.6 million, external rehabilitation therapy services revenue grew $0.5 million and external other businesses revenue declined $6.0 million.

     The $147.6 million of revenue growth in our inpatient services segment is primarily attributed to increased payor rates and acquisitions. Of the total increase in inpatient services revenue, $57.0 million is due to step acquisitions of eight eldercare centers, which we previously managed. We purchased our joint venture partners’ ownership interests in these eight centers and now own 100% of the operations. As a result, the revenues and expenses of these centers are included in more periods in our current fiscal year results than in the prior fiscal year. The balance of the increase in inpatient services revenue is primarily due to increased average rates per patient day. Our average rate per patient day in the current fiscal year was $202 compared to $189 for the prior year. This increase in the average rate per patient day is principally driven by increased average Medicaid rates ($160 in 2004 versus $148 in 2003) and Medicare rates per patient day ($350 in 2004 versus $314 in 2003). Of the $55.4 million of Medicaid rate increases, $10.7 million resulted from the first-time recognition of provider assessment revenue for our New Hampshire centers. The 11.5% increase in our Medicare rate per patient day is attributed to the October 1, 2003 upward Medicare rate adjustments of 6.26% and higher Medicare patient acuity. Total patient days increased 299,170 to 6,689,262 in the current year compared to 6,390,092 in the prior year. Of this increase, 304,436 patient days are attributed to the step acquisition of eight eldercare centers discussed above, and 17,663 are attributed to the current year having one additional calendar day due to a leap year. The remaining decline of 22,929 patient days is attributed to a decline in the occupancy of our same facility centers which were included in both reporting periods. Our overall occupancy declined to 90.8% in 2004 from 91.0% in 2003.

     External rehabilitation therapy services revenue increased by $0.5 million, or 0.4%. Rehabilitation revenue increases of $16.7 million from newly signed contracts and $13.5 million from increased sales volume from existing customer contracts were partially offset by $27.7 million of lost business and $2.0 million of decreases in rates charged to existing external customers.

     Management’s decision to curtail the operations of our hospitality services business led to a $4.3 million decline in external other business revenue, with the $1.7 million balance of the decline in other business revenue primarily resulting from reduced management fee revenue due to the step acquisitions of the eight previously managed properties discussed above.

     Fiscal 2004 net income increased to $29.1 million from $11.9 million in the same period in the prior year. Revenue increases of $142.1 million, as discussed above, were partially offset by $94.2 million of increased salaries, wages and benefits and $5.6 million of increased other operating expenses. Of the $94.2 million of increased salaries, wages and benefits, $30.3 million is attributed to the step acquisition of the eight eldercare centers, approximately $10.0 million is attributed to the replacement of higher cost temporary agency nurses with internally employed nurses, with the balance of the increase due to both normal inflationary growth in wage and benefits in our inpatient services segment and disproportionate growth in wage and benefit costs of our rehabilitation therapy services segment. The $5.6 million increase in other operating expenses was primarily the net result of approximately $12.1 million of reduced costs attributed to the replacement of higher cost temporary agency nurses with internally employed nurses being offset by $6.3 million resulting from the recognition of New Hampshire provider assessment taxes with the balance of the change primarily due to the step acquisition of the eight eldercare centers. The $14.6 million increase in general and administrative costs resulted primarily from the incremental costs of our operating independently of NCI and general inflationary increases in costs. Improvement in the collection of aged accounts receivable resulted in a $0.4 million reduction in the provision for losses on accounts receivable and notes receivable. Net income was further reduced from increases in lease expense, interest expense, depreciation and amortization expense and loss (gain) on early extinguishment and income tax expense as further discussed below. Net income increased due to lower after-tax losses of discontinued operations and higher earnings of less than 100% owned subsidiaries, each of which is further discussed below.

     For fiscal 2004, Adjusted EBITDA was $124.1 million compared with $98.1 million in same period of the prior year. Increased Adjusted EBITDA in the current fiscal year reflects a $50.8 million increase in the Adjusted

Back to Contents

EBITDA of our inpatient services segment due to $7.9 million of price reductions extended by our rehabilitation therapy services segment to our inpatient services segment, and $4.6 million due to the step acquisition of eight eldercare centers. The remaining $38.3 million Adjusted EBITDA increase in the inpatient services segment is primarily the result of the previously discussed increase in payor rates and provider assessments, reduced utilization of external nursing agencies and improved pricing for drugs and medical supplies as a result of our post spin-off pricing arrangements, offset by inflationary increases in cost. The inpatient services increase in Adjusted EBITDA was offset by a decrease of $16.8 million in the Adjusted EBITDA of our rehabilitation therapy services segment primarily due to certain contract pricing reductions, including the $7.9 million of price reductions extended to our inpatient services segment, and $8.5 million of higher labor related costs. The increase in rehabilitation therapy labor costs is being driven by high market demand for a limited pool of qualified therapists. Increased loss on early extinguishment of debt in the current year decreased Adjusted EBITDA by $1.7 million. The remaining decrease in Adjusted EBITDA of $6.3 million in fiscal 2004 is principally attributed to increased general and administrative costs driven by inflationary increases in cost and the incremental cost of operating independently of NCI.

     Capital Costs and Other

     Lease expense increased by $0.5 million to $28.1 million in fiscal 2004 from $27.6 million in the prior year period primarily due to the step acquisitions of three eldercare centers subject to leases.

     Depreciation and amortization expense increased $7.4 million to $46.3 million in fiscal 2004 compared to $38.9 million for the same period in the prior year. The increase is principally attributed to incremental amortization of deferred financing fees following the completion of our new financing arrangements and incremental depreciation expense on information systems following the spin-off. Incremental depreciation expense on information systems is due to higher levels of such systems attributed to us from NCI in excess of estimated allocations made in the prior year carve-out financial statements.

     Interest expense increased $10.0 million in fiscal 2004 to $27.0 million, compared to $17.0 million for the same period in the prior year, principally due to increased debt levels above those allocated in the prior year carve-out financial statements resulting from the October 2003 issuance of our 8% senior subordinated notes in an aggregate principal amount of $225.0 million and, in December of 2003, our entering into a senior credit facility consisting of a fully drawn $185.0 million term loan.

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

     Loss from discontinued operations, net of taxes, was $2.7 million in fiscal 2004 and $19.5 million for the same period in the prior year. The change is due in part to a $0.4 million (after-tax) write-down of assets classified as discontinued in fiscal 2004 compared to $8.3 million (after-tax) recorded in the prior year period, combined with the relative results of operations of those businesses identified as discontinued operations. The improvement in the operating results of our discontinued businesses is primarily due to our disposition of certain discontinued operations since the prior year, including the sale of our discontinued Florida properties in the third quarter of the prior fiscal year.

     Income tax expense in fiscal 2004 was recorded at an effective tax rate of 39.6%. Income tax expense in fiscal 2003 was offset by the utilization of $4.4 million of tax losses pursuant to the Job Creation and Worker Assistance Act of 2002. Income tax expense in fiscal 2003 was otherwise estimated using an effective tax rate of approximately 39%. The increase in the effective tax rate in fiscal 2004 reflects a reduction in employment tax credits due, in large part, to enactment of the Working Families Tax Relief Act on October 4, 2004. Since the law was enacted after our fiscal year end, we could not reflect the benefit of provisions which retroactively extended the credits for wages paid or incurred for eligible new hires in fiscal 2004. Income tax expense includes the provision of taxes on both equity in net income of unconsolidated affiliates and minority interests.

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

     Our operating cash flow has been used to finance trade accounts receivable, fund capital expenditures, service and repurchase our indebtedness and make selective acquisitions. Financing trade accounts receivable is necessary because, on average, the customers and payors for our services do not pay us as quickly as we pay our vendors and employees for their services. Our cash flow from operations for fiscal 2005 and 2004 were $125.0 million and $148.4 million, respectively. The $23.4 million decline in cash flow from operations in fiscal 2005 primarily resulted from $28.6 million in accounts receivable growth and $26.6 million from the timing of payments to vendors and employees. The remaining $31.8 million improvement in operating cash flow primarily resulted from growth in operations.

     Our investing activities principally consist of capital expenditures and asset acquisitions and dispositions. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in computer hardware and software. For the foreseeable future, we expect to incur capital expenditure costs at levels significantly above the levels incurred in prior years as we intend to increase our investment in both physical plant and information systems. Capital expenditures were $55.2 million, $31.2 million and $30.5 million in fiscals 2005, 2004 and 2003, respectively. For fiscal 2006, capital expenditures are anticipated to be within the range of $65.0 million to $75.0 million. Investing activities in fiscals 2005 and 2004 also include proceeds received from the sale of eldercare centers of $6.7 million and $18.0 million, respectively, principally from the sale of eldercare centers located in the state of Wisconsin. Proceeds from eldercare center asset sales of $55.1 million in fiscal 2003 are principally attributed to sales in the states of Florida and Illinois. We do not expect to receive significant cash proceeds from asset sales in fiscal 2006. In fiscal 2005, $7.2 million of net cash was used principally to purchase two previously leased skilled nursing facilities, and in fiscal 2004, $48.6 million of cash was used to purchase two centers in which we previously held a 50% joint venture interest, to purchase five previously leased eldercare centers and to restructure nine lease agreements in an effort to reduce future lease payments. Investing activities in fiscals 2005, 2004 and 2003 also include $2.0 million, $5.3 million and $4.2 million, respectively, of net purchases of restricted marketable securities held by our wholly owned insurance captive.

     Cash flows from financing activities in fiscal 2005 are reflective of a significant number of financing transactions that occurred in the second quarter of fiscal 2005. In March 2005, we issued $180.0 million of 2.5% convertible senior subordinated debentures due 2025. After paying financing fees of approximately $5.5 million, we used (i) approximately $20.1 million of the net proceeds of the offering to repurchase shares of our common stock from the initial purchasers of the debentures in negotiated transactions concurrently with the offering, (ii) approximately $119.7 million of the net proceeds to repay the remaining outstanding borrowings under the term loan portion of our senior credit facility, and (iii) the balance for general corporate purposes, including repurchases of our 8% senior subordinated notes due 2013. Through September 30, 2005, we repurchased $70.9 million of our 8% senior subordinated notes due 2013. The debt repurchases resulted in a prepayment premium of $7.4 million, which is included in loss on early extinguishment of debt. Also impacting cash from net financing activities, in November 2004, we repaid approximately $14.0 million under the mandatory payment provisions of our then existing term loan under our senior credit facility. In November 2004, we prepaid an $11.0 million, 11% fixed rate mortgage and paid the lender a $0.3 million prepayment penalty. In January 2005, we repaid a $6.0 million mortgage that was assumed in the same period upon the step acquisition of a skilled nursing facility joint venture partnership.

     Cash from financing activities in fiscal 2004 was a net source of cash of $38.6 million, attributed to $400.7 million of net proceeds from our post spin-off financing arrangements, offset by the use of $218.5 million to repay indebtedness of NCI, $33.4 million to repay mortgage and bond debt of eight eldercare centers, $50.0 million of

Back to Contents

voluntary prepayment of the term loan portion of our senior credit facility, $4.7 million of scheduled principal payments and $55.5 million of cash transferred to NCI prior to and in connection with the spin-off.

     We continually evaluate the most efficient use of our capital, including investments in our property and equipment, information systems, potential asset acquisitions or dispositions, purchasing, refinancing, exchanging or retiring certain of our outstanding debt securities to the extent permitted by our existing covenant restrictions. As part of such ongoing evaluation, our board of directors has authorized the repurchase of up to $50.0 million of our common stock as well as certain principal amounts of our 8% senior subordinated notes in accordance with the restrictions of our amended and restated senior credit agreement through December 31, 2006. Share and debt repurchases may take place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. Through September 30, 2005, there were 787,337 shares of common stock repurchased at a cost of $32.1 million and $70.9 million of 8% senior subordinated note repurchases. Subsequent to September 30, 2005, we repurchased an additional 288,400 shares of our common stock at a cost of $10.7 million.

     We believe that the net cash provided by our operating activities, supplemented as necessary with cash reserves and borrowings available under our revolving credit facility described below will provide sufficient resources to meet our working capital requirements, debt service and other short-term and long-term liquidity needs.

     At September 30, 2005, we had restricted investments in marketable securities of $96.1 million, which are held by LHC, our wholly owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. As a result of such restrictions and encumbrances, we and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

Recent Financing Arrangements

     Convertible senior subordinated debentures. In March 2005, we completed a private placement of $180.0 million aggregate principal amount of our 2.5% convertible senior subordinated debentures due 2025 to qualified institutional buyers under Rule 144A of the Securities Act, as amended. Interest is payable semi-annually in March and September. Each of our subsidiaries that guarantee the indebtedness under the senior subordinated notes also guarantees the convertible senior subordinated debentures. The guarantees will be released at such time that such subsidiary ceases to be a guarantor under the senior subordinated notes, all of the senior subordinated notes are no longer outstanding, or on March 20, 2012. In July 2005, we registered with the SEC the resale of the convertible senior subordinated debentures and the relating guarantees and underlying common stock.

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

Back to Contents

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

     The dilutive effect of the common shares that would be issued if the convertible debentures were converted is not included in our diluted weighted average common share balance unless the weighted average market price of our common stock during a reporting period exceeds $54.20 per share.

     In connection with the issuance of the convertible senior subordinated debentures, we have agreed with The NASDAQ Stock Market, Inc. not to take certain actions without prior shareholder approval if, as a result of such actions, greater than 19.99% of our common stock outstanding immediately prior to the issuance of the debentures would be issued.

     Amendment to Senior Credit Facility. In connection with the offering of the convertible senior subordinated debentures, we entered into an amended and restated senior credit agreement pursuant to which we refinanced the indebtedness under our existing senior credit agreement. We repaid all outstanding borrowings under the term loan portion of the senior credit facility and expanded the borrowing capacity of the revolving credit portion. The repayment of the term loan portion of the senior credit facility resulted in the write-off of unamortized deferred financing fees of $1.3 million, which is included in loss on early extinguishment of debt in the consolidated statements of operations.

     Prior to the amendment, the senior credit agreement provided for a revolving credit facility of $75.0 million, with sub limits for swing line loans, letters of credit and term loans. The amended and restated senior credit agreement provides for a $125.0 million revolving credit facility, with sub limits for the issuance of letters of credit and for swing line loans. However, so long as we are not in default and if we find lenders that are willing to commit, the amended and restated senior credit agreement allows us to add up to $50.0 million of additional available credit under the revolver, subject to the approval of our board of directors. Each of our material U.S. subsidiaries provided guarantees of the indebtedness under the amended and restated senior credit agreement. We and the guarantors pledged substantially all of our personal property to secure the obligations under the amended and restated senior credit agreement, subject to certain exceptions agreed upon with the lenders. In addition, the mortgages that we and our subsidiaries provided under the prior credit agreement continue to secure the amended and restated senior credit agreement, but we are not required to provide additional mortgages except under certain limited circumstances. The amended and restated senior credit agreement has a five year term, expiring in March 2010.

     We pay interest on the outstanding loans under the amended and restated senior credit agreement at either a base rate plus a margin or at the London Interbank Offered Rate (LIBOR) plus a margin. Initially, that margin was 0.50% for base rate loans and 1.50% for LIBOR loans. The margin is adjusted from time to time, depending on our leverage ratio, as defined. For base rate loans, the margin range is from 0.00% to 1.00%. For LIBOR loans, the margin range is from 1.00% to 2.00%. At September 30, 2005, the margin on base rate loans was 0.25% and the margin on LIBOR loans was 1.25%. We originally paid a commitment fee to the lenders on the unused portion of the revolving credit facility equal to 0.50% of the unused amount; that percentage has dropped to 0.375% due to our total leverage ratio dropping below 2.25:1.00, as defined.

Back to Contents

     Senior Subordinated Notes. In October 2003, we issued 8% senior subordinated notes in an aggregate principal amount of $225.0 million due in 2013. In July 2004, upon the expiration of the exchange offer, $224.0 million aggregate principal amount of senior subordinated notes registered under the Securities Act, as amended, were exchanged for the unregistered notes issued in October 2003. The aggregate principal amount of $1.0 million of unregistered notes was not exchanged and remains outstanding. Under the terms of our senior subordinated notes, the notes are not redeemable until after October 15, 2008. We may, however, use the net proceeds from one or more equity offerings to redeem up to 35% of the aggregate principal amount of the notes issued on or before October 15, 2006 at 108% of the principal amount, plus accrued and unpaid interest to the redemption date, subject to the terms of the notes. In February 2005, our board of directors authorized the repurchase of a portion of the 8% senior subordinated notes due 2013 from time to time in the open market commencing in March 2005. Through September 30, 2005, we repurchased $70.9 million of our 8% senior subordinated notes. The debt repurchases resulted in a prepayment premium charge of $7.4 million and the write-off of unamortized deferred financing fees and other fees of $2.7 million, which are included in loss on early extinguishment of debt in the consolidated statements of operations.

     The agreements and instruments governing our recent financing arrangements contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

•	incur more debt;

•	pay dividends, purchase company stock or make other distributions;

•	make payments in respect of subordinated debt;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	make acquisitions;

•	merge or consolidate; and

•	transfer or sell assets.

     Our recent financing arrangements require us to maintain compliance with certain financial covenants as defined in the agreement, including a senior leverage ratio, a total leverage ratio and a fixed charge coverage ratio. There is also a limitation on the amount of capital expenditures that we may make.

Back to Contents

Contractual Obligations and Off-Balance Sheet Commitments

     We have future obligations for debt repayments and future minimum rentals under operating and capital leases. The obligations as of September 30, 2005 are summarized as follows (in thousands):

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	Thereafter

Long-term debt (including interest)	$586,515	$22,415	$53,169	$41,302	$469,629
Operating leases	167,690	20,694	41,390	34,441	71,165
Capital leases	44,176	4,102	8,163	30,845	1,066

	$798,381	$47,211	$102,722	$106,588	$541,860

     In November and December 2005, we entered into two separate commitments to purchase real property with an aggregate purchase price of approximately $3.7 million.

     In addition to the contractual obligations and commitments described above, we also have contingent obligations related to outstanding lines of credit, letters of credit and guarantees. These commitments as of September 30, 2005 are summarized as follows (in thousands):

	Amount of Commitment Expiration Per Period

		Less than 1
Off-Balance Sheet Commitments	Total	year	1-3 years	4-5 years	Thereafter

Lines of credit	$2,155	$—	$—	$—	$2,155
Letters of credit	2,862	2,679	183	—	—
Guarantees	265	—	265	—	—

	$5,282	$2,679	$448	$—	$2,155

     Requests for providing commitments to extend financial guarantees and extend credit are reviewed and approved by senior management subject to obligational authority limitations. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the need for any reserves for possible credit and guarantee loss.

     We have extended $4.1 million in working capital lines of credit to certain jointly owned and managed companies, of which $2.2 million were unused at September 30, 2005. In addition, we have agreed to extend credit for working capital needs of a nursing center managed by us. Under that arrangement, the property’s owner is responsible for funding working capital needs up to $0.9 million and we would be required to cover deficits in excess of that limit. To date, we have not had to perform under that agreement. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

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

     We are a party to joint venture partnerships whereby our ownership interests are 50% or less of the total capital of the partnerships. We account for these partnerships using the equity method of accounting and, therefore, the assets, liabilities and operating results of these partnerships are not consolidated with ours. The carrying value of our investment in joint venture partnerships is $9.0 million at September 30, 2005. Although we are not contractually obligated to fund operating losses of these partnerships, in certain cases, we have extended credit to such joint venture partnerships in the past and may decide to do so in the future in order to realize economic benefits from our joint venture relationship. Management assesses the creditworthiness of such partnerships in the same manner it does other third-parties. We have provided $0.3 million of financial guarantees related to loan commitments of one jointly owned and managed company. The guarantees are not recorded as liabilities on our balance sheet unless we are required to perform under the guarantee. Credit risk represents the accounting loss that would be recognized at the reporting date if counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

Critical Accounting Policies

     We consider an accounting policy to be critical if it is important to our financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. Our critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. Our senior management has reviewed these critical accounting policies and estimates with our audit committee. We believe that the following represents our critical accounting policies. For a summary of all of our significant accounting policies, including critical accounting policies, see Item 8 – “Financial Statements and Supplementary Data,” under note 2 — “Summary of Significant Accounting Policies.”

Allowance for Doubtful Accounts

     We utilize the “aging method” to evaluate the adequacy of our allowance for doubtful accounts. This method is based upon applying estimated standard allowance requirement percentages to each accounts receivable aging category for each type of payor. We have developed estimated standard allowance requirement percentages by utilizing historical collection trends and our understanding of the nature and collectibility of receivables in the various aging categories and the various segments of our business. The standard allowance percentages are developed by payor type as the accounts receivable from each payor type have unique characteristics. The allowance for doubtful accounts is determined utilizing the aging method described above while also considering accounts specifically identified as uncollectible. Accounts receivable that we specifically estimate to be uncollectible, based upon the age of the receivables, the results of collection efforts, or other circumstances, are fully reserved for in the allowance for doubtful accounts until they are written-off.

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

Back to Contents

addressed in a timely fashion when using the aging method, until updates to our periodic historical collection studies are completed and implemented.

     At least annually, we update our historical collection studies in order to evaluate the propriety of the assumptions underlying the aging method. Any changes to the underlying assumptions are implemented immediately. Changes to these assumptions can have a material impact on our bad debt expense, which is reported in the consolidated statements of operations as a component of the provision for losses on accounts receivable and notes receivable.

Loss Reserves For Certain Self-Insured Programs

General and Professional Liability and Workers’ Compensation

     Prior to June 1, 2000, we had first dollar coverage for general and professional liability costs with third party insurers; accordingly, we have no exposure for claims prior to that date. Effective June 1, 2000, we began insuring a substantial portion of our professional liability risks through our wholly owned insurance company, LHC. Specifically, we are responsible for the first dollar of each claim (on a claims-made basis), up to a self-insurance retention limit determined by the individual policies, subject to aggregate limits for each policy year. The self-insured retention limits amount to $21.0 million, $19.0 million and $14.0 million for the policy years ended May 31, 2006, 2005 and 2004, respectively. Any costs above these retention limits are covered by third-party insurance carriers. Since the June 1, 2000 inception of the self-insurance program through September 30, 2005, our cumulative self-insurance retention levels are $100.0 million and our provision for these losses is $80.4 million. Assuming our actual losses were to reach our retention limits in each of the policy years, our additional exposure is approximately $19.6 million which, if incurred, would be recognized as an increase to our other operating expenses in our consolidated statements of operations in the period such exposure became known. In addition, we have provided $3.7 million for the estimated costs of claims incurred but not reported as of September 30, 2005.

     We are self-insured through LHC up to the first $0.5 million per incident for workers’ compensation. All claims above $0.5 million per incident are insured through a third-party insurer. We have annual aggregate self-insured retentions of $61.8 million, $56.0 million and $30.4 million in policy years ended April 30, 2006, 2005 and 2004, respectively. Claims above these aggregate limits are insured through a third-party insurer as of September 30, 2005. Our provision for losses in these policy years is $57.3 million as of September 30, 2005. Our reserve levels are evaluated on a quarterly basis. Any necessary adjustments are recognized as an adjustment to salaries, wages and benefits in our consolidated statements of operations.

     We record outstanding losses and loss expenses for both general and professional liability and workers’ compensation liability based on the estimates of the amount of reported losses together with a provision for losses incurred but not reported, based on the recommendations of an independent actuary, and management’s judgment using our past experience and industry experience. As of September 30, 2005, our estimated range of discounted outstanding losses for these liabilities is $93.8 million to $117.1 million ($81.1 million to $100.2 million net of amounts recoverable from third-party insurance carriers). Our recorded reserves for these liabilities were $85.3 million as of September 30, 2005, net of $13.6 million recoverable from third-party insurance carriers, and are included in self-insurance liability reserves in our consolidated balance sheet. We (through LHC) have restricted investments in marketable securities of $96.1 million at September 30, 2005 which are substantially restricted to securing the outstanding claim losses of LHC.

     General and professional liability and workers’ compensation claims are discounted at a rate of 4.5% in 2005 and 2004, which estimates the present value of funds required to pay losses at a future date. Had we provided losses at undiscounted levels at September 30, 2005 and 2004, the reserve for outstanding losses and loss expenses would have been increased by approximately $12.5 million in 2005 and $10.4 million in 2004.

     We believe, based upon the recommendations of an independent actuary, that the provision for outstanding losses and loss expenses will be adequate to cover the ultimate cost of losses incurred as of September 30, 2005, but the provision is necessarily an estimate and may ultimately be settled for a significantly greater or lesser amount. It is at least reasonably possible that we will revise our estimates significantly in the near term. Any subsequent differences arising are recorded in the period in which they are determined.

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

     We charge our employees a portion of the cost of our self-insured and non self-insured health plans, and we determine this charge at the beginning of each plan year based upon historical and projected medical utilization data, along with projected inflationary increases in medical costs. Any differences between our projections and our actual experience are borne by us. A one percent variance between our projections and the actual medical utilization or inflationary increases in cost would result in a $0.4 million change in our expense, which would be reflected in salaries, wages and benefits in our consolidated statements of operations.

Revenue Recognition / Contractual Allowances

     We receive payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), third party insurers and long-term facilities.

     Within our inpatient services segment, revenue and the related receivables are recorded in the accounting records at our established billing rates in the period the related services are rendered. The provision for contractual adjustments, which represents the difference between the establshed billing rates and the predetermined reimbursement rates, is deducted from gross revenue to determine net revenue. We recorded contractual adjustments from continuing operations of $332.0 million, $328.8 million and $339.3 million in fiscal year 2005, 2004 and 2003, respectively.

     Within our rehabilitation therapy services segment and ancillary service businesses, we record revenues at the time services or products are provided or delivered to the customer. Upon delivery of services or products, we have no additional performance obligation to the customer.

Long-Lived Asset Impairments

     We account for long-lived assets, other than goodwill with an indefinite useful life, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

     We account for goodwill with an indefinite useful life in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). This statement requires us to perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. We perform our annual impairment test at the end of each fiscal year. No impairment charge was recorded in the most recent three fiscal years in connection with the annual impairment test.

Back to Contents

Income Taxes

     As of September 30, 2005, we have NOL carryforwards available of $120.9 million, which can be utilized to offset future taxable income subject to an annual limitation of $33.1 million. We regularly assess our ability to realize the tax benefit from our NOL. The filing of fiscal 2004 federal and state income tax returns by NCI and us in June and July 2005, respectively, and the further evaluation of tax issues related to the spin-off, has significantly reduced the uncertainty that previously caused management to reserve fully the value of the deferred tax benefit of the NOL. Consequently, we have eliminated the NOL valuation allowance and, accordingly, our balance sheet now reflects, on an after-tax basis, a $51.1 million deferred tax asset and a corresponding increase to additional paid-in capital.

New Accounting Pronouncements

     The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

     In November 2005, the final version of Financial Accounting Standards Board (FASB) Staff Position (FSP) SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP SFAS 115-1) was issued and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. FSP SFAS 115-1 also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP SFAS 115-1 replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary impairment determinations (principally SFAS No. 115 and Staff Accounting Bulletin No. 59). Under FSP SFAS 115-1, impairment losses must be recognized in earnings equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. FSP SFAS 115-1 also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. FSP SFAS 115-1 is effective for reporting periods beginning after December 15, 2005, or January 1, 2006 for us. As the majority of our investments are investment grade government and corporate debt securities that have maturities of five years or less, and we have both the ability and intent to hold the investments until maturity, we do not expect FSP SFAS 115-1 to have a material impact on our consolidated financial statements.

     Accounting for Accumulated Other Comprehensive Income of an Investee

     In July 2005, the FASB issued FSP APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence” (FSP APB 18-1). This guidance clarifies the application of paragraph 121 of SFAS No. 130, “Reporting Comprehensive Income ” (SFAS No. 130), and clarifies that a company’s proportionate share of an investee’s equity adjustments for other comprehensive income should be offset against the carrying value of the investment at the time significant influence is lost. To the extent that the offset results in a carrying value of the investment that is less than zero, an investor should (a) reduce the carrying value of the investment to zero and (b) record the remaining balance in income. The guidance in FSP APB 18-1, which is effective as of the first reporting period after July 12, 2005, or October 1, 2005 for us, is not expected to have a material impact on our consolidated financial statements.

     Embedded Derivatives

     In June 2005, the FASB issued guidance on SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (SFAS 133) in Derivative Implementation Group (DIG) Issue B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” (DIG Issue B38) and Issue B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” (DIG Issue B39). The guidance in DIG Issue B38 clarifies that the potential settlement of a debtor’s obligation to a creditor that would occur upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. The guidance in DIG Issue B39 clarifies that an embedded call option that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower), it is underlying an interest rate index and the investor will recover substantially all of its initial net investment. Both DIG issues will be effective for the fiscal quarter beginning after December 15, 2005, or January 1, 2006 for us. We are currently evaluating the impact, if any, of adopting DIG Issue B38 and DIG Issue B39 on our consolidated financial statements.

Back to Contents

     General Partner Control of Limited Partnerships

     In June 2005, the EITF reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). This consensus applies to voting right entities not within the scope of FIN 46(R) in which the investor is the general partner(s) in a limited partnership or functional equivalent. The EITF consensus is that the general partner(s) in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements. The general partner(s) may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner through substantive kick-out rights that can be exercised without having to show cause; or (b) substantive participating rights in managing the partnership. This guidance became immediately effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, or October 1, 2006 for us. We have begun, but have not completed, evaluating the impact of applying the provisions of EITF No. 04-5 to our existing unconsolidated joint venture partnerships, but do not expect the adoption will have a material impact on our consolidated financial statements.

     Accounting Changes and Error Corrections

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, or October 1, 2006 for us. We do not expect this statement to have a material impact on our consolidated financial statements.

     Share Based Payments

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. On April 14, 2005, the SEC issued rules to allow companies to adopt the standard at the beginning of the fiscal year that begins after June 15, 2005 or October 1, 2005 for us. SFAS 123R allows companies to adopt the new standard using the modified prospective or modified retrospective method. We will adopt SFAS 123R using the modified prospective method. Under this method, we will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of October 1, 2005, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. Compensation cost will also be recorded on all future awards granted after the adoption of SFAS 123R based upon the fair value determined as of the grant date. We estimate that adoption of the expensing requirements of SFAS 123R will reduce fiscal 2006 earnings per diluted share approximately $0.10. The actual impact of adopting SFAS 123R in fiscal 2006 could differ from this estimate depending upon the number and timing of options granted during fiscal 2006, as well as their vesting period and vesting criteria.

Back to Contents

     We currently determine the fair value of stock-based compensation using a Black-Scholes option-pricing model. In connection with adopting SFAS 123R, we will implement a lattice valuation model to determine the fair market value of future stock-based compensation awards. The new methodologies and assumptions will be different than those employed by us for periods prior to October 1, 2005 in disclosing the impact of applying the fair value-based method under SFAS 123 to outstanding and unvested awards. See Item 8 — “Financial Statements and Supplementary Data” — note 2 — “Summary of Significant Accounting Policies – Stock Option Plan” for information related to the pro forma effects of stock-based employee compensation on our reported results assuming application of the fair value recognition provisions of SFAS 123.

Other

     We manage the operations of 42 independently and jointly owned eldercare centers and 13 transitional care units. Under a majority of these arrangements, we employ the operational staff of the managed center for ease of benefit administration and bill the related wage and benefit costs on a dollar-for-dollar basis to the owner of the managed property. In this capacity, we operate as an agent on behalf of the managed property owner and are not the primary obligor in the context of a traditional employee/employer relationship. Historically, we have treated these transactions on a “net basis” thereby not reflecting the billed labor and benefit costs as a component of our net revenue or expenses. For the fiscal years 2005, 2004 and 2003, we billed our managed clients $114.7 million, $110.4 million, and $125.1 million, respectively, for such labor related costs.

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

     In March 2005, we repaid our entire previously held variable rate senior credit facility indebtedness with the proceeds of our 2.5% fixed rate convertible senior subordinated debentures. At September 30, 2005, our overall debt mix is approximately 98% fixed and 2% variable, effectively eliminating any exposure to rising rates of interest.

     At September 30, 2005, we have $109.0 million of cash and equivalents that are affected by market rates of interest. A one percent change in the rate of interest would result in a change to interest income of $1.1 million annually.

     Our wholly owned subsidiary, Liberty Health Corporation, Ltd., holds restricted investments in marketable securities. Securities that are affected by market rates of interest at September 30, 2005 amounted to $21.5 million. A one percent change in the rate of interest would result in a change to interest income of $0.2 million annually.

Back to Contents
ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Back to Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Genesis HealthCare Corporation:

We have audited the accompanying consolidated balance sheets of Genesis HealthCare Corporation and subsidiaries (the Company) as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis HealthCare Corporation and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Genesis HealthCare Corporation’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 13, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
December 13, 2005

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND 2004
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2005	September 30, 2004

Assets:
Current assets:
Cash and equivalents, $7,442 and $4,147 restricted at September 30, 2005 and 2004, respectively	$109,041	$126,071
Current portion of restricted investments in marketable securities	39,875	29,887
Accounts receivable, net of allowances for doubtful accounts of $22,921 and $29,382, at September 30, 2005 and 2004, respectively	184,616	175,292
Prepaid expenses and other current assets	37,185	33,526
Current portion of deferred income taxes	43,148	32,916
Current portion of assets held for sale	—	6,267

Total current assets	413,865	403,959

Property and equipment, net of accumulated depreciation of $161,229 and $114,162, at September 30, 2005 and 2004, respectively	783,359	695,511
Assets held for sale	3,911	2,511
Restricted investments in marketable securities	56,197	65,121
Other long-term assets	85,892	101,816
Deferred income taxes	7,972	—
Identifiable intangible assets, net of accumulated amortization of $1,633 and $1,006, at September 30, 2005 and 2004, respectively	1,095	1,722
Goodwill	7,863	7,220

Total assets	$1,360,154	$1,277,860

Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long-term debt	$4,537	$27,230
Accounts payable	56,711	34,848
Accrued expenses	23,059	22,311
Accrued compensation	67,845	87,442
Accrued interest	6,260	8,673
Current portion of self-insurance liability reserves	39,875	29,887
Income taxes payable	1,042	3,732

Total current liabilities	199,329	214,123

Long-term debt	405,633	375,841
Deferred income taxes	—	31,145
Self-insurance liability reserves	58,995	62,920
Other long-term liabilities	39,548	28,858
Commitments and contingencies
Shareholders’ equity:
Common stock - par $0.01, 45,000,000 shares authorized at September 30, 2005 and 2004, 20,429,110 and 20,011,795 shares issued at September 30, 2005 and 2004, respectively	204	200
Additional paid-in capital	632,199	547,841
Retained earnings	62,673	20,504
Accumulated other comprehensive (loss) income	(603)	221
Treasury stock at cost, 787,337 shares at September 30, 2005	(32,096)	-
Common stock held in deferred compensation plan at cost, 163,135 and 158,394 shares at September 30, 2005 and 2004, respectively	(5,728)	(3,793)

Total shareholders' equity	656,649	564,973

Total liabilities and shareholders’ equity	$1,360,154	$1,277,860

See accompanying notes to the consolidated financial statements.

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year ended September 30,
	2005	2004	2003

Net revenues	$1,683,350	$1,517,553	$1,375,466
Operating expenses:
Salaries, wages and benefits	1,013,139	962,138	867,970
Other operating expenses	384,760	299,752	294,200
General and administrative costs	95,706	81,684	67,069
Provision for losses on accounts receivable and notes receivable	10,859	20,157	20,529
Loss (gain) on early extinguishment of debt	11,765	1,692	(1,123)
Lease expense	18,367	28,073	27,555
Depreciation and amortization expense	55,087	46,306	38,863
Interest expense	27,879	26,985	17,014

Income before income tax expense, equity in net income
of unconsolidated affiliates and minority interests	65,788	50,766	43,389
Income tax expense	26,032	20,791	12,479

Income before equity in net income of unconsolidated
affiliates and minority interests	39,756	29,975	30,910
Equity in net income of unconsolidated affiliates	3,105	2,235	794
Minority interests	(441)	(462)	(307)

Income from continuing operations	42,420	31,748	31,397
Loss from discontinued operations, net of taxes	(251)	(2,675)	(19,509)

Net income	$42,169	$29,073	$11,888

Per common share data in 2005 and pro forma per common share data in 2004 (see note 2 — “Summary of Significant Accounting Policies - Earnings Per Share”):

Basic:
Income from continuing operations	$2.15	$1.59
Loss from discontinued operations	(0.01)	(0.13)
Net income	$2.14	$1.46
Weighted average shares	19,713,478	19,947,177

Diluted:
Income from continuing operations	$2.12	$1.58
Loss from discontinued operations	(0.01)	(0.13)
Net income	$2.11	$1.45
Weighted average shares	20,021,811	20,118,292

See accompanying notes to the consolidated financial statements.

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
(IN THOUSANDS)

	NCI’s equity in GHC	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Common stock held in deferred compensation plan	Total shareholders’ equity	Total comprehensive income

Balance at September 30, 2002	$601,925	$—	$—	$—	$839	$—	$—	$602,764

Comprehensive income
Net income	11,888	—	—	—	—	—	—	11,888	$11,888
Net unrealized gain on marketable securities	—	—	—	—	262	—	—	262	262

Total comprehensive income									$12,150

Distributions to NCI, net of advances	(34,353)	—	—	—	—	—	—	(34,353)

Balance at September 30, 2003	$579,460	$—	$—	$—	$1,101	$—	$—	$580,561

Comprehensive income
Net income prior to the spin-off	8,569	—	—	—	—	—	—	8,569	$8,569
Net income subsequent to the spin-off	—	—	—	20,504	—	—	—	20,504	20,504
Net unrealized loss on marketable securities	—	—	—	—	(880)	—	—	(880)	(880)

Total comprehensive income									$28,193

Issuance of common stock in connection with the spin-off	—	199	(199)	—	—	—	—	—
Dividend and distributions to NCI, net of advances	(588,029)	—	538,925	—	—	—	—	(49,104)
Utilization of tax benefits under SOP 90-7	—	—	6,593	—	—	—	—	6,593
Issuance of common stock under stock option plan and stock incentive plan	—	1	2,522	—	—	—	—	2,523
Purchases of common stock in deferred compensation plan	—	—	—	—	—	—	(3,793)	(3,793)

Balance at September 30, 2004	$—	$200	$547,841	$20,504	$221	$—	$(3,793)	$564,973

Comprehensive income
Net income	—	—	—	42,169	—	—	—	42,169	$42,169
Net unrealized loss on marketable securities	—	—	—	—	(667)	—	—	(667)	(667)
Net minimum pension liability	—	—	—	—	(157)	—	—	(157)	(157)

Total comprehensive income									$41,345

Utilization of tax benefits under SOP 90-7	—	—	20,893	—	—	—	—	20,893
Pre emergence deferred tax valuation allowance adjustment	—	—	51,066	—	—	—	—	51,066
Issuance of common stock under stock option plan and stock incentive plan	—	4	10,489	—	—	—	—	10,493
Purchases of common stock for treasury	—	—	—	—	—	(32,096)	—	(32,096)
Purchases and sales of common stock in deferred compensation plan	—	—	1,910	—	—	—	(1,935)	(25)

Balance at September 30, 2005	$—	$204	$632,199	$62,673	$(603)	$(32,096)	$(5,728)	$656,649

See accompanying notes to the consolidated financial statements.

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
(IN THOUSANDS)

	Year ended September 30,
	2005	2004	2003

Cash flows from operating activities:
Net income	$42,169	$29,073	$11,888
Net charges included in operations not requiring funds:
Non-cash compensation expenses	6,657	2,867	697
Loss on impairment of assets and other charges	13,153	2,275	12,368
Depreciation and amortization	55,087	46,546	39,626
Non-cash lease and interest adjustments	(3,312)	—	—
Provision for losses on accounts receivable and notes receivable	10,859	21,059	21,091
Equity in net income of unconsolidated affiliates and minority interests	(2,664)	(1,773)	(487)
Provision (benefit) for deferred taxes	22,332	16,202	(1,487)
Amortization of deferred rents	2,788	2,259	(4,660)
Changes in assets and liabilities:
Accounts receivable	(24,135)	4,477	(10,121)
Accounts payable and accrued expenses	2,644	29,292	(3,993)
Other, net	(600)	(3,881)	3,750

Total adjustments	82,809	119,323	56,784

Net cash provided by operating activities	124,978	148,396	68,672

Cash flows from investing activities:
Capital expenditures	(55,227)	(31,183)	(30,472)
Purchases of restricted marketable securities	(148,863)	(209,769)	(43,948)
Proceeds on maturity or sale of restricted marketable securities	146,893	204,472	39,765
Purchases of eldercare centers and lease amendments	(7,208)	(48,641)	(5,325)
Purchase of rehabilitation services business	—	—	(5,923)
Proceeds from sales of eldercare assets	6,664	17,956	55,123
Other, net	607	(2,535)	3,684

Net cash (used in) provided by investing activities	(57,134)	(69,700)	12,904

Cash flows from financing activities:
Proceeds from issuance of long-term debt	180,000	410,000	—
Repayment of long-term debt	(225,714)	(306,531)	(60,244)
Debt issuance costs and debt prepayment premium	(14,303)	(9,337)	—
Purchase of common stock for treasury	(32,096)	—	—
Proceeds from exercise of stock options	7,239	—	—
Net transactions with NCI, prior to the spin-off	—	(55,548)	(19,961)

Net cash (used in) provided by financing activities	(84,874)	38,584	(80,205)

Net (decrease) increase in cash and equivalents	$(17,030)	$117,280	$1,371
Cash and equivalents:
Beginning of period	126,071	8,791	7,420

End of period	$109,041	$126,071	$8,791

Supplemental disclosure of cash flow information:
Interest paid	$25,466	$19,537	$18,140
Taxes paid	4,562	3,272	—

Non-cash financing activities:
Capital leases	$3,951	$—	$—
Assumption of debt	15,533	34,014	—

See accompanying notes to the consolidated financial statements.

Back to Contents

Genesis HealthCare Corporation and Subsidiaries
Notes to Consolidated Financial Statements

(1)     Organization and Basis of Presentation

Description of Business

     Genesis HealthCare Corporation and subsidiaries (GHC or the Company) is comprised of two primary business segments, inpatient services and rehabilitation therapy services. These segments are supported by complementary service capabilities and a general and administrative function.

     GHC provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. The Company has 215 owned, leased, managed and jointly owned eldercare centers with 26,382 beds. Revenues of GHC’s owned and leased centers constitute approximately 89% of its revenues in fiscal 2005, and are presented in GHC’s segment information as inpatient services revenues. Management fees earned from centers that are managed and/or jointly owned by GHC are included in all other services’ revenues presented in GHC’s segment information. See note 19 — “Segment Information.”

      GHC provides an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy. These services are provided by approximately 4,700 licensed rehabilitation therapists and assistants employed or contracted at substantially all of the centers operated by GHC, as well as by contract to healthcare facilities operated by others and through GHC’s 13 certified outpatient rehabilitation agencies. After the elimination of intercompany revenues, the rehabilitation therapy services segment constitutes approximately 8% of GHC’s revenues in fiscal 2005.

      GHC also provides an array of other specialty medical services, including respiratory health services, physician services, hospitality services, staffing services and other healthcare related services.

Spin-off

      On December 1, 2003, NeighborCare, Inc. (NCI) completed the distribution (the spin-off) of the common stock of GHC. The spin-off was effected by way of a pro-rata tax free distribution of GHC’s common stock to holders of NCI’s common stock on December 1, 2003 at a rate of 0.5 shares of GHC stock for each share of NCI stock owned as of October 15, 2003. NCI received a private letter ruling from the Internal Revenue Service to the effect that, for United States federal income tax purposes, the distribution of GHC’s common stock qualified as tax free for its and NCI’s shareholders, with the exception of cash received for fractional shares. GHC’s common stock began trading publicly on the NASDAQ National Market System on December 2, 2003 under the symbol “GHCI.” Prior to the spin-off, NCI was named Genesis Health Ventures, Inc. In July 2005, NCI was acquired by Omnicare, Inc.

      In connection with the spin-off, NCI and GHC agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin-off. In addition, NCI and GHC entered into certain mutually beneficial commercial arrangements. Specifically, NCI and GHC entered into a separation and distribution agreement, a tax sharing agreement, as amended, a transition services agreement, as amended, a group purchasing agreement, an employee benefits agreement, a pharmacy services agreement, as amended, a pharmacy benefit management agreement, as amended, and a durable medical equipment agreement. In connection with the spin-off, GHC entered into new financing arrangements. See note 9 — “Long-Term Debt.”

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

Back to Contents

	Year ended September 30, 2004

	As reported	Pro forma

Net revenues	$1,517,553	$1,517,553
Income from continuing operations	31,748	30,569
Diluted earnings per share – from continuing operations	1.58	1.52

Basis of Presentation

     The accompanying financial statements through November 30, 2003 have been prepared on a basis which reflects the historical financial statements of GHC assuming that the operations of NCI contributed in the spin-off were organized as a separate legal entity, owning certain net assets of NCI. Beginning December 1, 2003, the accompanying consolidated financial statements have been prepared on a basis which reflects the operations of GHC as a stand-alone entity, including the consolidation of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented.

     Historically, NCI provided certain general and administrative services to GHC, including finance, legal, treasury, information systems and human resources. The cost for these services in fiscal 2003 was allocated to GHC based upon various allocation percentages dependent upon the type of service provided. For instance, certain costs were allocated based upon GHC’s proportionate share of revenue, labor related costs or other operating expenses; as well as other methods which management believes to be reasonable. These cost allocations were $43.2 million in fiscal 2003. No such costs were allocated to GHC in fiscal 2004 or 2005 because the general and administrative service functions were established to operate GHC as an independent organization beginning in October 2003.

     Prior to the spin-off, substantially all of GHC’s cash accounts were linked to NCI’s centralized cash management system. Accordingly, substantially all cash generated from or used in GHC’s operations had been transferred to and from NCI. For instance, NCI funded nearly all routine and capital cash disbursements on behalf of GHC. Likewise, on a daily basis, GHC transferred its cash receipts directly to the concentrated bank account of NCI. The net effect of these cash transfers has been reflected in the “NCI’s Equity in GHC” account as shown in the consolidated statements of shareholders’ equity. Cash and equivalents not specifically owned by legal entities which comprise GHC were not allocated to GHC in the pre spin-off financial statements. The net transactions with NCI as reflected in the statements of cash flows represent pre spin-off cash activities between NCI and GHC as previously described. The advances and distributions to and from NCI as reflected in the statement of shareholders’ equity include the cash activities as reflected in the statements of cash flows as well as certain non-cash adjustments to NCI’s equity in GHC. Such non-cash adjustments to NCI’s equity in GHC principally relate to non-cash income tax provisions. The financing activities between NCI and GHC had been in the form of equity capital advances and there were no formal repayment or interest arrangements. The average balance of NCI’s equity in GHC for the year ended September 30, 2003 was $590.7 million.

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

     Certain prior year amounts have been reclassified to conform with the current period presentation, the effect of which was not material.

Back to Contents

Factors Affecting Comparability of Financial Information

     The Company’s statements of operations for the fiscal year ended September 30, 2003 and for the first two months (through November 30, 2003) of the fiscal year ended September 30, 2004 have been prepared on a basis which reflects the Company’s historical financial statements assuming that the operations of NCI contributed in the spin-off were organized as a separate legal entity which owned certain net assets of NCI.

     The allocation methodology followed in preparing the financial statements prior to the December 1, 2003 spin-off may not necessarily reflect what the results of operations, cash flows or financial position would have been had it been a separate stand-alone public entity for such periods.

     The Company believes that the consolidated statements of operations for the fiscal years ended September 30, 2005 and 2004 are generally comparable to the statement of operations for the fiscal year ended September 30, 2003, with the exception of interest expense and depreciation and amortization expense. This lack of comparability is due to the restructuring of GHC’s capital following the spin-off and the related incremental interest costs and amortization of deferred financing fees in connection with its new financing arrangements.

     Also, in fiscal 2005, the Company reevaluated the classification of certain of its leases and determined that five center leases previously classified as operating leases beginning in fiscal 2004 should have been classified as capital leases. The correction of this accounting in fiscal 2005 had the effect of decreasing lease expense and increasing interest expense and depreciation expense. The cumulative effect of the correction is described in more detail below under the subheading Correction of Errors.

Correction of Errors

     During the twelve months ended September 30, 2005, the Company identified and corrected certain errors in previously issued consolidated financial statements. Management evaluated the quantitative and qualitative impact of the corrections, individually and in the aggregate, on previously reported periods, on the current fiscal year and on earnings trends. Based upon this evaluation, management concluded the errors are not material to the Company’s consolidated financial statements taken as a whole and has recognized the errors in the period such errors were identified.

     During the three months ended September 30, 2005, the Company determined it was not properly accounting for operating lease expense on a straight-line basis, as required by Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases”, and Financial Accounting Standards Board (FASB) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. The impact of this correction through September 30, 2005 resulted in a $1.3 million pre tax increase to lease expense, of which $0.7 million relates to prior years. In addition, the Company reevaluated the classification of certain of its leases and determined that five of its center leases previously classified as operating leases beginning in fiscal 2004 should have been classified as capital leases. The cumulative effect of correcting this accounting in fiscal 2005 is an increase to depreciation expense of $4.7 million (of which $2.1 million relates to fiscal 2004), an increase to interest expense of $4.7 million (of which $2.2 million relates to fiscal 2004) and a decrease to lease expense of $9.3 million (of which $4.3 million relates to fiscal 2004), having no impact on pre tax or net income. The capitalization of these leases also had the effect of increasing total assets and total liabilities (principally debt) $34.7 million.

     During the three months ended June 30, 2005, the Company identified that it was not properly accounting for its deferred compensation plan in accordance with Emerging Issues Task Force (EITF) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (EITF No. 97-14). GHC employee compensation deferrals are invested in a rabbi trust, which is a funding vehicle used to protect deferred compensation benefits from various events, excluding bankruptcy or insolvency. The accounting treatment for assets invested in a rabbi trust under EITF No. 97-14 differs depending upon the level of restrictions placed on a participant’s ability to diversify deferred compensation that is invested in Company stock. In its application of EITF 97-14, the Company recognized that GHC common stock held in its rabbi trust was not properly classified as a component of shareholders’ equity at cost; and GHC common stock held in its rabbi trust was improperly marked to market each reporting period, resulting in an inappropriate recognition of unrealized gains and

Back to Contents

losses from fluctuations in the market value of GHC’s common stock. The correction resulted in a decrease to revenues of $3.0 million, of which $1.0 million relates to fiscal 2004.

      During the three months ended March 31, 2005, the Company recorded an increase to depreciation expense and accumulated depreciation resulting from corrections to the useful lives assigned to certain fixed assets. The cumulative error of $1.3 million, includes $1.1 million that relates to the period beginning after the Company’s adoption of fresh start reporting, or October 1, 2001 through September 30, 2004.

      During the three months ended December 31, 2004, the Company recorded an increase to accounts payable and other operating expenses of $2.8 million to reflect an estimate of previously unaccrued costs resulting from a weakness in the Company’s purchasing cut-off procedures.

(2)     Summary of Significant Accounting Policies

Revenue Recognition/Contractual Allowances

      The Company receives payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), third-party insurers and long-term care facilities.

      Within the Company’s inpatient services segment, revenue and the related receivables are recorded in the accounting records at the Company’s established billing rates in the period the related services are rendered. The provision for contractual adjustments, which represents the differences between the established billing rates and predetermined reimbursement rates, is deducted from gross revenue to determine net revenue. The Company recorded contractual allowances from continuing operations of $332.0 million, $328.8 million and $339.3 million in fiscal years 2005, 2004 and 2003, respectively.

      Within the Company’s rehabilitation therapy services business and other ancillary service businesses, the Company records revenues at the time services or products are provided or delivered to the customer. Upon delivery of products or services, the Company has no additional performance obligation to the customer.

Use of Estimates

      The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Some of the more significant estimates impact accounts receivable, long-lived assets and loss reserves for self-insurance programs. Additionally, the preparation of the financial statements prior to the December 1, 2003 spin-off required an extensive use of estimates to allocate assets, liabilities, revenues and expenses to GHC. Actual results could differ significantly from those estimates. See note 1— “Organization and Basis of Presentation — Spin-off.”

Cash and Equivalents

      Short-term investments that have a maturity of ninety days or less at acquisition are considered cash equivalents. Investments in cash equivalents are carried at cost, which approximates fair value. Restricted cash includes cash held in trust on behalf of our eldercare residents and cash that is restricted under certain of our loan agreements, as well as cash held by the Company’s wholly owned captive insurance subsidiary, Liberty Health Corporation, Ltd. (LHC), which is substantially restricted to securing the outstanding claims losses of LHC. The restricted cash balances at September 30, 2005 and 2004 were $7.4 million and $4.1 million, respectively.

Back to Contents

Restricted Investments in Marketable Securities

     Restricted investments in marketable securities, comprised of fixed interest rate securities, equity securities and money market funds are considered to be available for sale and accordingly are reported at fair value with unrealized gains and losses, net of related tax effects, included within accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. Fair values for fixed interest rate securities and equity securities are based on quoted market prices. Premiums and discounts on fixed interest rate securities are amortized or accreted over the life of the related security as an adjustment to yield. All equity securities were sold in fiscal 2004.

     A decline in the market value of any security below cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Realized gains and losses for securities classified as available for sale are derived using the specific identification method for determining the cost of securities sold.

     Marketable securities are held by LHC and are substantially restricted to securing the outstanding claims losses of LHC.

Allowance for Doubtful Accounts

     The Company utilizes the “aging method” to evaluate the adequacy of its allowance for doubtful accounts. This method is based upon applying estimated standard allowance requirement percentages to each accounts receivable aging category for each type of payor. The Company has developed estimated standard allowance requirement percentages by utilizing historical collection trends and its understanding of the nature and collectibility of receivables in the various aging categories and the various segments of the Company’s business. The standard allowance percentages are developed by payor type as the accounts receivable from each payor type have unique characteristics. The allowance for doubtful accounts is determined utilizing the aging method described above while also considering accounts specifically identified as uncollectible. Accounts receivable that Company management specifically estimates to be uncollectible, based upon the age of the receivables, the results of collection efforts, or other circumstances, are reserved for in the allowance for doubtful accounts until they are written-off.

     Management believes the assumptions used in the aging method, coupled with continued improvements in GHC’s collection patterns suggest the allowance for doubtful accounts is adequately provided. However, because the assumptions underlying the aging method are based upon historical collection data, there is a risk that GHC’s current assumptions are not reflective of more recent collection patterns. Changes in overall collection patterns can be caused by market conditions and/or budgetary constraints of government funded programs such as Medicare and Medicaid. Such changes can adversely impact the collectibility of receivables, but not be addressed in a timely fashion when using the aging method, until updates to GHC’s periodic historical collection studies are completed and implemented.

     At least annually, GHC updates its historical collection studies in order to evaluate the propriety of the assumptions underlying the aging method. Any changes to the underlying assumptions are implemented immediately. Changes to these assumptions can have a material impact on the Company’s bad debt expense, which is reported in the consolidated statements of operations as a component of the provision for losses on accounts receivable and notes receivable.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 20-35 years for building improvements, land improvements and buildings, and 3-15 years for equipment, furniture and fixtures and information systems. Depreciation expense on leasehold improvements and assets held under capital leases is calculated using the straight-line method over the lesser of the lease term or the estimated useful life of the asset. Expenditures for maintenance and repairs necessary to maintain property and

Back to Contents

equipment in efficient operating condition are charged to operations as incurred. Costs of additions and betterments are capitalized. Interest costs associated with major construction or renovation projects are capitalized in the period in which they are incurred.

     Total depreciation expense from continuing operations for the years ended September 30, 2005, 2004 and 2003 was $52.9 million, $43.7 million and $35.1 million, respectively.

Allowance for Notes Receivable

     GHC classifies its notes receivable balances, net of allowances, in other long-term assets in its consolidated balance sheets. See note 7 – “Other Long-Term Assets.” These long-term receivables represent the net realizable value of GHC’s loans receivable resulting principally from the conversion of trade accounts and consideration received for certain enterprise sales transactions. The notes include varying payment terms, rates of interest and maturity dates based upon circumstances specific to each agreement. At least annually, the Company reviews the collectibility of its notes receivable on an individual basis to determine possible impairments and/or non-accrual status for interest terms. Impairments or write-downs to net realizable value are recorded in the consolidated statements of operations as a component of the provision for losses on accounts receivable and notes receivable.

Long-Lived Assets

     The Company accounts for long-lived assets, other than goodwill with an indefinite useful life, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

     The Company accounts for goodwill with an indefinite useful life in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires the Company to perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual impairment test at the end of each fiscal year. No impairment charge was recorded in any of the fiscal years presented herein in connection with the annual impairment test.

Self-Insurance Risks

     GHC records outstanding losses and loss expenses for both general and professional liability and workers’ compensation liability based on the estimates of the amount of reported self-insured losses together with a provision for losses incurred but not reported, based upon the recommendations of an independent actuary, and management’s judgment using its past experience and industry experience. The claims are discounted at a rate which estimates the present value of funds required to pay losses at a future date. GHC believes, based upon the recommendations of an independent actuary, that the provision for outstanding losses and loss expenses will be adequate to cover the ultimate cost of losses incurred as of September 30, 2005, but the provision is necessarily an estimate and may be settled for a significantly greater or lesser amount. It is at least reasonably possible that GHC will revise its estimates significantly in the near term. Any subsequent differences arising are recorded in the period in which they are determined. See note 12 – “Loss Reserves for Certain Self-Insured Programs.”

Income Taxes

     The provision for current income taxes is based upon management’s estimate of taxable income or loss for each respective accounting period. Deferred income taxes arise from the recognition of the tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated

Back to Contents

financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Company also recognizes as deferred tax assets the future tax benefits from net operating loss (NOL) carryforwards. A valuation allowance is provided for these deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

Comprehensive Income

     Pursuant to the adoption of SFAS No. 130, “Reporting Comprehensive Income”, comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investments by and distributions to shareholders. The components of comprehensive income are shown in the consolidated statements of shareholders’ equity. See note 20 — “Comprehensive Income.”

Leases

     The Company accounts for lease arrangements in accordance with SFAS No. 13, “Accounting for Leases.” Lease arrangements are capitalized when such leases convey substantially all the risks and benefits incidental to ownership. Capital leases are amortized over either the lease term or the life of the related assets, depending upon available purchase options and lease renewal features. Amortization related to capital leases is included in the consolidated statements of operations within depreciation and amortization expense.

     Deferred lease balances carried in the consolidated balance sheet represent future differences between lease expense recognized on an accrual basis and the amount of cash disbursed for lease obligations. Deferred lease balances are amortized on a straight-line basis over the lease term and are more fully described in note 10 – “Leases and Lease Commitments.”

Stock Option Plan

     GHC applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, GHC has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. See note 2 – “Summary of Significant Accounting Policies – New Accounting Pronouncements – Share Based Payments” regarding the issuance of SFAS No. 123R.

     Following the spin-off, GHC adopted a stock option plan (the GHC Plan). Prior to the spin-off, GHC’s employees participated in a stock option plan sponsored by NCI (the NCI Plan). In May 2003, substantially all employee stock options under the NCI Plan were tendered in consideration for either cash or an accelerated vesting of restricted stock grants held by certain key executives.

     The following table illustrates the effect on net income (in thousands, except per share data) if the fair-value-based method had been applied to all outstanding and unvested awards in each period. Pro forma compensation expense in fiscal 2003 has been allocated to GHC using management’s estimate of the portion of stock option grants made under the NCI Plan to employees that provided services to GHC.

Back to Contents
	Year Ended September 30,

	2005	2004	2003

Net income, as reported	$42,169	$29,073	$11,888
Adjustments:
Stock-based compensation included in net income, net of tax effects	3,994	1,720	418
Stock-based compensation determined under fair value based method, net of tax effects	(6,177)	(5,298)	(2,963)

Pro forma net income	$39,986	$25,495	$9,343

Per common share data in 2005 and pro forma per common share data in 2004:
Basic:
Net income as reported	$2.14	$1.46
Net income as adjusted	2.03	1.28
Diluted:
Net income as reported	$2.11	$1.45
Net income as adjusted	2.00	1.27

     The Company previously reported pro forma net income of $22.9 million for the year ended September 30, 2004, after considering adjustments for the estimated compensation expense associated with stock based awards under the fair value based method. The revised pro forma net income of $25.5 million for the year ended September 30, 2004 reflects changes to the Company’s previous assumptions regarding expected volatility, expected life and the related tax effects of stock options. These changes were prompted by the Company’s evaluation of more recent guidance regarding the application and methods used to determine fair value based compensation expense.

     The fair value of stock options granted in 2004 were estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: volatility (51%), expected life (6.6 years), risk free rate of return (4.04%), dividend yield (0.00%) and weighted average fair value ($12.01). There were no stock options granted in fiscal 2005 or 2003.

Reimbursement of Managed Property Labor Costs

     The Company manages the operations of 44 independently and jointly owned eldercare centers and 13 transitional care units. Under a majority of these arrangements, the Company employs the operational staff of the managed center for ease of benefit administration and bills the related wage and benefit costs on a dollar-for-dollar basis to the owner of the managed property. In this capacity, the Company operates as an agent on behalf of the managed property owner and is not the primary obligor in the context of a traditional employee/employer relationship. Historically, the Company has treated these transactions on a “net basis,” thereby not reflecting the billed labor and benefit costs as a component of its net revenue or expenses. For the years ended September 30, 2005, 2004 and 2003 the Company billed its managed clients $114.7 million, $110.4 million, and $125.1 million, respectively, for such labor related costs.

Earnings Per Share

     The computation of basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The computation of basic weighted average common shares for the fiscal year ended September 30, 2004 is based upon the number of GHC shares distributed by NCI on December 1, 2003 in connection with the spin-off, assuming such distribution took place on October 1, 2003. Therefore, the basic weighted average common shares presented for the fiscal year ended September 30, 2004 are labeled “pro forma”. The computation of diluted net income per common share is calculated by dividing net income by the sum of the weighted average basic common shares and potentially dilutive securities. GHC applies the treasury stock method in calculating potentially dilutive securities which assumes that the proceeds from the exercise of all GHC stock options are used to repurchase GHC common stock at the average market price for the period. For the fiscal year ended September 30, 2005, GHC’s outstanding stock options yielded 169,777 potentially dilutive securities, in comparison to the fiscal year ended September 30, 2004, in which GHC’s outstanding stock options yielded 60,326 potentially dilutive securities. For the fiscal year ended September 30,

Back to Contents

2005, GHC’s unvested restricted stock yielded an additional 138,556 potentially dilutive securities under the treasury stock method in comparison to the fiscal year ended September 30, 2004, in which GHC’s unvested restricted stock yielded 110,789 potentially dilutive securities.

New Accounting Pronouncements

     The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

     In November 2005, the final version of FASB Staff Position (FSP) SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP SFAS 115-1) was issued and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. FSP SFAS 115-1 also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP SFAS 115-1 replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary impairment determinations (principally SFAS No. 115 and Staff Accounting Bulletin No. 59). Under FSP SFAS 115-1, impairment losses must be recognized in earnings equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. FSP SFAS 115-1 also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. FSP SFAS 115-1 is effective for reporting periods beginning after December 15, 2005, or January 1, 2006 for GHC. As the majority of GHC’s investments are investment grade government and corporate debt securities that have maturities of five years or less, and GHC has both the ability and intent to hold the investments until maturity, it does not expect FSP SFAS 115-1 to have a material impact on its consolidated financial statements.

     Accounting for Accumulated Other Comprehensive Income of an Investee

     In July 2005, the FASB issued FSB APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence ” (FSP APB 18-1). This guidance clarifies the application of paragraph 121 of SFAS No. 130, “Reporting Comprehensive Income ” (SFAS No. 130), and clarifies that a company’s proportionate share of an investee’s equity adjustments for other comprehensive income should be offset against the carrying value of the investment at the time significant influence is lost. To the extent that the offset results in a carrying value of the investment that is less than zero, an investor should (a) reduce the carrying value of the investment to zero and (b) record the remaining balance in income. The guidance in FSP APB 18-1, which is effective as of the first reporting period after July 12, 2005, or October 1, 2005 for GHC, is not expected to have a material impact on the Company’s consolidated financial statements.

     Embedded Derivatives

     In June 2005, the FASB issued guidance on SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (SFAS 133) in Derivative Implementation Group (DIG) Issue B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” (DIG Issue B38) and Issue B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” (DIG Issue B39). The guidance in DIG Issue B38 clarifies that the potential settlement of a debtor’s obligation to a creditor that would occur upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. The guidance in DIG Issue B39 clarifies that an embedded call option that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower), it is underlying an interest rate index and the investor will recover substantially all of its initial net investment. Both DIG issues will be effective for the fiscal quarter beginning after December 15, 2005, or January 1, 2006 for GHC. The Company is currently evaluating the impact, if any, of adopting DIG Issue B38 and DIG Issue B39 on its consolidated financial statements.

Back to Contents

     General Partner Control of Limited Partnerships

     In June 2005, the EITF reached a consensus on EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (EITF 04-5). This consensus applies to voting right entities not within the scope of FIN 46(R) in which the investor is the general partner(s) in a limited partnership or functional equivalent. The EITF consensus is that the general partner(s) in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements. The general partner(s) may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner through substantive kick-out rights that can be exercised without having to show cause; or (b) substantive participating rights in managing the partnership. This guidance became immediately effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, or October 1, 2006 for the Company. The Company has begun, but has not completed, evaluating the impact of applying the provisions of EITF No. 04-5 to its existing unconsolidated joint venture partnerships, but does not expect the adoption will have a material impact on its consolidated financial statements.

     Accounting Changes and Error Corrections

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, or October 1, 2006 for GHC. The Company does not expect this statement to have a material impact on its consolidated financial statements.

     Share Based Payments

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. On April 14, 2005, the Securities and Exchange Commission issued rules to allow companies to adopt the standard at the beginning of the fiscal year that begins after June 15, 2005, or October 1, 2005 for GHC. SFAS 123R allows companies to adopt the new standard using the modified prospective or modified retrospective method. GHC will adopt SFAS 123R using the modified prospective method. Under this method, GHC will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of October 1, 2005, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. Compensation cost will also be recorded on all future awards granted after the adoption of SFAS 123R based upon the fair value determined as of the grant date. GHC estimates that adoption of the expensing requirements of SFAS 123R will reduce fiscal 2006 earnings per diluted share approximately $0.10. The actual impact of adopting SFAS 123R in fiscal 2006 could differ from this estimate depending upon the number and timing of options granted during fiscal 2006, as well as their vesting period and vesting criteria.

Back to Contents

      The Company currently determines the fair value of stock-based compensation using a Black-Scholes option-pricing model. In connection with adopting SFAS 123R, the Company will implement a lattice valuation model to determine the fair market value of future stock-based compensation awards. The new methodologies and assumptions will be different than those employed by GHC for periods prior to October 1, 2005 in disclosing the impact of applying the fair value-based method under SFAS 123 to outstanding and unvested awards. See note 2 –“Summary of Significant Accounting Policies – Stock Option Plan” for information related to the pro forma effects of stock-based employee compensation on GHC’s reported results assuming application of the fair value recognition provisions of SFAS 123.

(3)     Certain Significant Risks and Uncertainties

Revenue Sources

      GHC receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy and other services.

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

      It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or other governmental initiatives on GHC’s business and the business of the customers served by GHC’s rehabilitation therapy business. Accordingly, there can be no assurance that the impact of any future healthcare legislation or regulation will not further adversely affect GHC’s business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. GHC’s financial condition and results of operations will be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

      GHC’s inpatient services segment earned revenues from the following payor sources for the periods presented:
	Year Ended September 30,

	2005	2004	2003

Medicaid	54%	51%	50%
Medicare	28%	29%	28%
Private pay and other	18%	20%	22%

	100%	100%	100%

     Growth in the Company’s Medicaid revenues is attributed to the recognition of provider assessments, which are accompanied by an increase in operating costs in the form of a provider tax.

(4)     Significant Transactions and Events

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

Back to Contents

as of December 1, 2003 (the pharmacy services agreement), as amended on May 7, 2004 (the 2004 pharmacy services amendment). A summary of the amendments is provided below.

     Tax Sharing Amendment. The tax sharing amendment prohibits NCI or its successors from changing or amending any combined tax returns for periods ending on or before September 30, 2001 without the Company’s consent. In addition, the Company was granted a joint right, in the event of a change in control of NCI, to represent members of combined tax returns in any tax proceeding directly relating to the NOL carryforward available to the Company and, pursuant to this joint right, the Company and NCI agreed that neither will file any amended tax returns, enter into any settlement agreement with the Internal Revenue Service or take any other action that could be reasonably expected to have an adverse impact on the other party without the other party’s consent. Consent shall not be unreasonably withheld or delayed. As defined in the tax sharing amendment, a “change in control” occurs, generally, at any time when individuals serving on NCI’s board of directors as of June 9, 2005 no longer constitute at least a majority of the NCI board. The acquisition of NCI by Omnicare, Inc. in July 2005 constituted a change in control under the tax sharing amendment. The tax sharing amendment also increases the percentage of the NOL carryforward limitation that NCI must allocate to the Company.

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

     Pharmacy Services Amendment. The 2005 pharmacy services amendment reinstated the provision in the pharmacy services agreement pursuant to which the Company and NCPS, a subsidiary of NCI, agreed to negotiate any adjustments in pricing at least 180 days prior to December 1, 2008. The 2004 pharmacy services amendment had accelerated by nine months the Company’s ability to renegotiate pricing.

Issuance and Registration of Convertible Senior Subordinated Debentures

     In March 2005, GHC completed a private placement of $180.0 million aggregate principal amount of its 2.5% convertible senior subordinated debentures due 2025 to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. After paying financing fees of approximately $5.5 million, GHC used (i) approximately $20.1 million of the net proceeds of the offering to repurchase shares of its common stock from the initial purchasers of the debentures in negotiated transactions concurrently with the offering, (ii) approximately $119.7 million of the net proceeds to repay the remaining outstanding borrowings under the term loan portion of its senior credit facility, and (iii) the balance for general corporate purposes, including debt repurchases described below. In July 2005, the Company registered with the Securities and Exchange Commission the resale of the convertible senior subordinated debentures and the relating guarantees and underlying common stock.

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

Back to Contents

Share Repurchase

     In February 2005, GHC’s board of directors authorized an increase to the size of its previously established share repurchase program from $25.0 million to $50.0 million of the Company’s common stock through December 31, 2006. Share repurchases may take place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. Under this program, there were 787,337 shares of common stock repurchased at a cost of $32.1 million through September 30, 2005.

Debt Repurchase

     In February 2005, GHC’s board of directors authorized the repurchase of a portion of GHC's 8% senior subordinated notes due 2013 from time to time in the open market commencing in March 2005. There were $70.9 million of 8% senior subordinated notes repurchased through September 30, 2005. The debt repurchases resulted in a prepayment premium charge of $7.4 million and the write-off of unamortized deferred financing fees and other fees of $2.7 million, which are included in loss on early extinguishment of debt in the consolidated statements of operations.

Amendment to 2003 Stock Incentive Plan

     At the 2005 Annual Meeting of Shareholders of GHC held in February 2005, the shareholders of GHC approved an amendment to the 2003 Stock Incentive Plan to increase the number of shares of common stock available for issuance under the 2003 Stock Incentive Plan from 750,000 to 1,000,000.

Recognition of Pennsylvania and New Jersey Provider Assessments

     Provider assessments generate additional federal matching funds to the states for Medicaid reimbursement purposes, and implementation of a provider assessment plan requires approval by CMS in order to qualify for federal matching funds. These plans usually take the form of a bed tax or a quality assessment fee, which is imposed uniformly across classes of providers within the state. In turn, the state generally utilizes the additional federal matching funds generated by the tax to pay increased reimbursement rates to the providers, which often include a repayment of a portion of the provider tax based on the provider’s percentage of Medicaid patients.

     In January 2005, CMS approved the Pennsylvania provider assessment. The Pennsylvania provider assessment, which was retroactive to July 1, 2003 and will expire on June 30, 2007, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the Pennsylvania provider assessment resulted in increased revenue and net income of $50.9 million and $4.0 million, respectively, in fiscal 2005, of which $30.9 million of revenue and $3.3 million of net income relates to periods prior to fiscal 2005.

     In February 2005, CMS approved the New Jersey provider assessment. The New Jersey provider assessment, which was retroactive to July 1, 2004 and will expire on June 30, 2006, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the New Jersey provider assessment resulted in increased revenue and net income of $22.1 million and $3.7 million, respectively, in fiscal 2005, of which $4.3 million of revenue and $0.6 million of net income relates to periods prior to fiscal 2005.

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

     On January 31, 2005, GHC terminated the lease of a State of New Jersey skilled nursing facility having 186 beds. Upon termination, the center was classified as a discontinued operation; consequently, its results of operations in the current and prior year periods have been classified as discontinued operations in the consolidated statements of operations. The annual revenues and pretax income of this center were approximately $12.3 million and $1.4 million, respectively.

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

     On September 11, 2003, GHC entered into additional agreements with ElderTrust. The principal terms of the agreements were as follows:

•	GHC agreed to purchase two skilled nursing facilities having 210 skilled nursing beds and 67 assisted living beds, and three assisted living facilities having 257 beds, for $24.8 million. GHC previously leased these properties from ElderTrust at an annual cash basis and accrual basis lease cost of $2.4 million and $1.5 million, respectively. By January 2004, GHC purchased all of the aforementioned facilities;

•	GHC agreed to pay ElderTrust $32.3 million to reduce annual cash basis and accrual basis lease cost associated with nine properties by $6.9 million and $1.2 million, respectively, and acquire options to purchase seven properties subleased to GHC by ElderTrust. On October 29, 2003, GHC paid ElderTrust $2.3 million to reduce the rents of two of the nine eldercare facilities, and on November 7, 2003 paid ElderTrust the remaining $30.0 million to reduce the rents of the other seven aforementioned eldercare facilities; and

•	ElderTrust was paid $5.0 million upon consummation of the spin-off in exchange for ElderTrust’s consent to the assignment of all remaining leases and guarantees from NCI to GHC.

     During the three months ended September 2005, the Company reevaluated the classification of certain of its leases with ElderTrust and determined that five of its center leases previously classified as operating leases beginning in fiscal 2004 should have been classified as capital leases.

Back to Contents

The capitalization of these leases had the effect of increasing total assets and total liabilities (principally debt) $34.7 million.

      In February 2004, ElderTrust shareholders approved the merger of ElderTrust with Ventas Sub, LLC (Ventas), a Delaware limited liability company and a wholly owned subsidiary of Ventas, Inc., a publicly traded Delaware corporation. This merger did not have a material impact on GHC.

      In June 2004, Ventas exercised its option to purchase an assisted living facility from GHC for cash consideration of $4.9 million. GHC leased the property back from Ventas under a 10-year operating lease agreement. GHC recognized a $1.6 million gain on the sale of the property, which has been deferred and is being amortized on a straight line basis to lease expense over the 10-year lease term.

(5)     Restricted Investments in Marketable Securities

      Marketable securities (classified as available for sale) are held by the Company’s wholly owned subsidiary, Liberty Health Corporation, Ltd. (LHC), incorporated under the laws of Bermuda. LHC provides various insurance coverages to the Company and to unrelated entities, most of which are managed by the Company.

      The current portion of restricted investments in marketable securities represents an estimate of the level of outstanding losses the Company expects to pay in the succeeding year.

      Marketable securities at September 30, 2005 consist of the following (in thousands):

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value

Fixed interest securities:
U.S. mortgage backed securities	$24,006	$59	$(299)	$23,766
Corporate bonds	48,739	47	(643)	48,143
Government bonds	19,531	351	(201)	19,681
Money market funds	4,482	—	—	4,482

	$96,758	$457	$(1,143)	$96,072

Less: Current portion of restricted investments				(39,875)

Long-term restricted investments				$56,197

     Marketable securities at September 30, 2004 consist of the following (in thousands):

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value

Fixed interest securities:
U.S. mortgage backed securities	$25,187	$320	$(27)	$25,480
Corporate bonds	33,934	2	(127)	33,809
Government bonds	20,020	198	(26)	20,192
Money market funds	15,527	—	—	15,527

	$94,668	$520	$(180)	$95,008

Less: Current portion of restricted investments				(29,887)

Long-term restricted investments				$65,121

     Maturities of restricted investments yielded proceeds of $0.5 million, $3.1 million and $2.4 million for the years ended September 30, 2005, 2004 and 2003, respectively. Sales of investments yielded proceeds of $146.4 million, $201.4 million and $37.3 million for the years ended September 30, 2005, 2004 and 2003, respectively, with associated gross realized gains of $0.1

Back to Contents

million and $1.3 million and gross realized losses of $0.6 million and $0.1 million for the years ended September 30, 2005 and 2004, respectively. The gross realized gains and losses for the year ended September 30, 2003 were not significant.

     At September 30, 2005, there are restricted investments held continuously for less than 12 months having $0.7 million of unrealized losses, and restricted investments held continuously for greater than 12 months having $0.5 million of unrealized losses. At September 30, 2004, there were no restricted investments with unrealized losses held continuously for greater than 12 months. As the majority of GHC’s investments are investment grade government and corporate debt securities that have maturities of five years or less, and GHC has both the ability and intent to hold the investments until maturity, it does not expect to realize any significant losses on such investments.

     Fixed interest securities held at September 30, 2005 mature as follows (in thousands):

	Amortized	Fair
	cost	value

Due in one year or less	$2,001	$2,032
Due after 1 year through 5 years	67,201	66,120
Due after 5 years through 10 years	17,466	17,694
Due after 10 years	5,608	5,744

	$92,276	$91,590

     Actual maturities may differ from stated maturities because borrowers have the right to call or prepay certain obligations with or without prepayment penalties.

     LHC has issued letters of credit totaling $90.1 million at September 30, 2005 and $78.9 million at September 30, 2004 to its third party administrators and GHC’s excess insurance carriers. Investments with an amortized cost of $92.3 million and a market value of $91.6 million are pledged as security for these letters of credit as of September 30, 2005.

(6)     Property and Equipment

     Property and equipment at September 30, 2005 and 2004 consist of the following (in thousands):

	2005	2004

Land	$76,682	$74,082
Buildings and improvements	666,368	616,694
Equipment, furniture and fixtures	200,029	116,884
Construction in progress	1,509	2,013

Gross property and equipment	944,588	809,673
Less: accumulated depreciation	(161,229)	(114,162)

Net property and equipment	$783,359	$695,511

     Assets held under capital leases, which are principally carried in building and improvements above, were $51.4 million at September 30, 2005. Accumulated depreciation on assets held under capital leases was $4.9 million at September 30, 2005.

Back to Contents

(7)     Other Long-Term Assets

     Other long-term assets at September 30, 2005 and 2004 consist of the following (in thousands):

	2005	2004

Notes receivable, net	$16,493	$15,099
Assets held in Rabbi Trust	14,119	8,967
Insurance claims recoverable	13,554	17,849
Deferred financing fees, net	12,148	10,592
Property deposits and funds held in escrow	10,008	16,465
Advanced rents	9,608	19,974
Investments in unconsolidated affiliates	8,970	8,580
Cost report receivables, net	674	3,844
Other, net	318	446

Other long-term assets	$85,892	$101,816

     Notes receivable are recorded net of allowances of $25.6 million and $30.9 million at September 30, 2005 and 2004, respectively.

     Deferred financing fees are recorded net of accumulated amortization of $2.3 million and $1.6 million at September 30, 2005 and 2004, respectively.

(8)     Goodwill and Identifiable Intangible Assets

      The changes in the carrying value of goodwill for the years ended September 30, 2005 and 2004 is as follows (in thousands):

	2005	2004

Balance at beginning of period	$7,220	$2,953
Goodwill related to contingent consideration adjustments	643	487
Goodwill related to current year acquisitions	—	3,780

Balance at end of period	$7,863	$7,220

      Identifiable intangible assets at September 30, 2005 and 2004 consist of the following (in thousands):

Classification	2005	2004	Estimated Life (Years)

Customer Contracts	$1,605	$1,605	4-5
Non-Competition agreements	1,123	1,123	4-5

Indentifiable intangible assets	2,728	2,728

Accumulated amortization	(1,633)	(1,006)

Indentifiable intangible assets, net	$1,095	$1,722

     Aggregate amortization expense for identifiable intangible assets for the year ended September 30, 2005 was $0.6 million. Amortization expense for the next three fiscal years is $0.5 million in fiscal 2006, $0.5 million in fiscal 2007 and $0.1 million in fiscal 2008.

Back to Contents

(9)     Long-Term Debt

     Long-term debt at September 30, 2005 and 2004 consists of the following (in thousands):

	September 30, 2005	September 30, 2004

Senior credit facility – term loan	$—	$134,075
Senior subordinated notes	154,150	225,000
Convertible senior subordinated debentures	180,000	—
Mortgages and other secured debt	39,600	43,996
Capital lease obligations	36,420	—

	410,170	403,071
Less:
Current installments of long-term debt	(4,537)	(27,230)

Long-term debt	$405,633	$375,841

     Senior credit facility. On December 1, 2003, GHC entered into a senior credit facility that provided for a fully drawn $185.0 million term loan and a revolving credit facility of $75.0 million. In March 2005, in connection with the offering of the convertible senior subordinated debentures, GHC entered into an amended and restated senior credit agreement pursuant to which the Company refinanced the indebtedness under its existing senior credit agreement. The Company repaid all outstanding borrowings under the term loan portion of the senior credit facility and expanded the borrowing capacity of the $75.0 million revolving credit portion of the senior credit facility. The repayment of the term loan portion of the senior credit facility resulted in the write-off of unamortized deferred financing fees of $1.3 million, which is included in loss on early extinguishment of debt in the consolidated statements of operations.

     The amended and restated senior credit agreement provides for a $125.0 million revolving credit facility, with sub limits for the issuance of letters of credit and for swing line loans. However, so long as GHC is not in default and if it finds lenders that are willing to commit, the amended and restated senior credit agreement allows GHC to add up to $50.0 million of additional available credit under the revolver, subject to the approval of GHC’s board of directors. Each of GHC’s material U.S. subsidiaries provided guarantees of the indebtedness under the amended and restated senior credit agreement. GHC and the guarantors pledged substantially all of their personal property to secure the obligations under the amended and restated senior credit agreement, subject to certain exceptions agreed upon with the lenders. In addition, the mortgages that GHC and its subsidiaries provided under the prior credit agreement continue to secure the amended and restated senior credit agreement, but GHC is not required to provide additional mortgages except under certain limited circumstances. The amended and restated senior credit agreement has a five year term, expiring in March 2010.

     GHC pays interest monthly on the outstanding loans under the amended and restated senior credit agreement at either a base rate plus a margin or at the London Interbank Offered Rate (LIBOR) plus a margin. Initially, that margin was 0.50% for base rate loans and 1.50% for LIBOR loans. The margin is adjusted from time to time, depending on GHC’s leverage ratio. For base rate loans, the margin range is from 0.00% to 1.00%. For LIBOR loans, the margin range is from 1.00% to 2.00%. At September 30, 2005, the margin on base rate loans was 0.25% and the margin on LIBOR loans was 1.25%. GHC originally paid a commitment fee to the lenders on the unused portion of the revolving credit facility equal to 0.50% of the unused amount; that percentage has dropped to 0.375% due to GHC’s total leverage ratio dropping below 2.25:1.00, as defined.

     The agreements and instruments governing the amended and restated senior credit agreement contain various restrictive covenants that, among other things, restrict the ability of GHC and its subsidiaries that guarantee the indebtedness under the amended and restated senior credit agreement to: incur more debt; pay dividends; purchase

Back to Contents

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

      Senior subordinated notes. In October 2003, GHC issued 8% senior subordinated notes in an aggregate principal amount of $225.0 million due in 2013. Interest is payable semi-annually in April and October. In July 2004, upon the expiration of an exchange offer, $224.0 million aggregate principal amount of senior subordinated notes registered under the Securities Act, as amended, were exchanged for the unregistered notes issued in October 2003. The aggregate principal amount of $1.0 million of unregistered notes was not exchanged and remains outstanding. Each of GHC’s subsidiaries that guarantee the indebtedness under the amended and restated senior credit agreement also guarantees the senior subordinated notes. The guarantees will be released at such time that such subsidiary ceases to be a guarantor under the amended and restated senior credit agreement or all of the senior subordinated notes are no longer outstanding.

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

      In February 2005, GHC’s board of directors authorized the repurchase of a portion of GHC's 8% senior subordinated notes due 2013 from time to time in the open market commencing in March 2005. There were $70.9 million of GHC’s 8% senior subordinated notes repurchased through September 30, 2005. The debt repurchases resulted in a prepayment premium charge of $7.4 million and the write-off of unamortized deferred financing fees and other fees of $2.7 million, which are included in loss on early extinguishment of debt in the consolidated statements of operations.

      Convertible senior subordinated debentures. In March 2005, GHC completed a private placement of $180.0 million aggregate principal amount of its 2.5% convertible senior subordinated debentures due 2025 to qualified institutional buyers under Rule 144A of the Securities Act, as amended. Interest is payable semi-annually in March and September. Each of GHC’s subsidiaries that guarantee the indebtedness under the senior subordinated notes also guarantees the convertible senior subordinated debentures. The guarantees will be released at such time that such subsidiary ceases to be a guarantor under the senior subordinated notes, all of the senior subordinated notes are no longer outstanding, or on March 20, 2012. In July 2005, the Company registered with the Securities and Exchange Commission the resale of the convertible senior subordinated debentures and the relating guarantees and underlying common stock.

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

Back to Contents

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

     The dilutive effect of the common shares that would be issued if the convertible debentures were converted is not included in GHC’s diluted weighted average common share balance unless the weighted average market price of GHC’s common stock during a reporting period exceeds $54.20 per share.

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

     Mortgages and other secured debts. At September 30, 2005 and 2004, GHC had $39.6 million and $44.0 million, respectively, of other secured debt consisting principally of revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development. These loans are secured by the underlying real and personal property of individual eldercare centers and have fixed or variable rates of interest ranging from 3.0% to 11.0%, with a weighted average interest rate of 6.6% and 7.4% at September 30, 2005 and 2004, respectively. On November 30, 2004, GHC prepaid an $11.0 million, 11% fixed rate mortgage. GHC paid the lenders a $0.3 million penalty in connection with the prepayment. On January 31, 2005, GHC acquired the land and building of a State of New Jersey skilled nursing facility assuming a $9.5 million, 6% fixed rate mortgage that matures in October 2007.

     The maturity of total debt, excluding capital lease obligations, of $373.8 million at September 30, 2005 is as follows: $3.1 million in fiscal 2006, $3.3 million in fiscal 2007, $12.3 million in fiscal 2008, $1.0 million in fiscal 2009, $4.2 million in fiscal 2010 and $349.9 million thereafter.

     Capital lease obligations. In fiscal 2005, the Company reevaluated the classification of certain of its leases and determined that five of its center leases previously classified as operating leases beginning in fiscal 2004 should have been classified as capital leases. The capitalization of these leases had the effect of increasing total debt $33.3 million. Also, on June 30, 2005, GHC amended the lease of one of its facilities located in the State of New Hampshire to include a purchase agreement of the facility to be exercised at the end of the lease term on April 30, 2007. The amended lease is being accounted for as a capital lease, resulting in a $2.1 million capital lease obligation at September 30, 2005.

     The capital lease obligations represent the present value of minimum lease payments under such capital lease arrangements and bear imputed interest at rates ranging from 5.00% to 7.75% and mature at dates ranging primarily from 2006 to 2009. See note 10 – “Leases and Lease Commitments.”

Back to Contents

(10)     Leases and Lease Commitments

     The Company leases certain facilities under capital and operating leases. Future minimum payments for the next five years and thereafter under such leases at September 30, 2005 are as follows (in thousands):

Year ending September 30,	Capital Leases	Operating Leases

2006	$4,102	$20,694
2007	4,979	20,762
2008	3,184	20,628
2009	30,353	17,393
2010	492	17,048
Thereafter	1,066	71,165

Total future minimum lease payments	$44,176	$167,690
Less amount representing interest	(7,756)

Present value of net minimum lease payments	36,420
Less current portion	(1,467)

Long-term capital lease obligation	$34,953

     GHC holds fixed price purchase options to acquire the land and buildings of eight centers and one tract of land for $70.8 million with expirations ranging from 2006 to 2009. Three of these options are deemed to be bargain purchases and, consequently, these leases have been classified as capital leases contributing $29.0 million in capital lease obligations of the total $36.4 million at September 30, 2005. The large capital lease obligation in fiscal 2009 is caused by the three bargain purchase options which become exercisable in that year. In June 2005, GHC amended the lease of one of its centers to include a purchase agreement to be exercised at the end of the lease term in fiscal 2007. The amended lease is being accounted for as a capital lease, resulting in a $2.1 million capital lease obligation at September 30, 2005. GHC also classifies two other center leases and certain equipment leases as capital leases contributing $5.3 million to the capital lease obligation at September 30, 2005.

     In fiscal 2005, the Company determined it was not properly accounting for operating lease expense on a straight-line basis, as required by SFAS No. 13, “Accounting for Leases”, and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. The impact of this correction through September 30, 2005 resulted in a $1.3 million pre tax increase to lease expense, of which $0.7 million relates to prior years.

     In addition, the Company reevaluated the classification of certain of its leases and determined that five of its center leases previously classified as operating leases beginning in fiscal 2004 should have been classified as capital leases. The capitalization of these leases also had the effect of increasing assets and total liabilities (principally debt) $34.7 million.

Back to Contents

     Deferred lease balances carried on the consolidated balance sheets represent future differences between accrual basis and cash basis lease costs. Differences between lease expense on an accrual basis and the amount of cash dispersed for lease obligations is caused by:

•	Unfavorable or favorable lease balances established in GHC’s September 30, 2001 adoption of fresh-start reporting which are amortized on a straight-line basis over the lease term;

•	Lease balances established in GHC’s fourth quarter of fiscal year 2005 to account for operating lease costs on a straight-line basis; and

•	Advanced rent payments made to lessors in order to reduce future lease payments which are amortized on a straight-line basis over the lease term.

     The net balance of unfavorable/favorable leases and deferred gain on sale lease back at September 30, 2005 of $0.3 million is included in other long-term liabilities on the consolidated balance sheets and will be amortized as a reduction to lease expense over the remaining lease terms, which have a weighted average term of 5.5 years. The net balance of the straight-line lease adjustment at September 30, 2005 of $1.3 million is included in other long-term liabilities on the consolidated balance sheets and will be adjusted accordingly going forward. The balance of advanced rent payments at September 30, 2005 of $9.6 million is included in other long-term assets in the consolidated balance sheets and will be amortized as an increase to lease expense over the remaining lease terms, which have a weighted average term of 4.9 years.

(11)     Income Taxes

     Total income tax expense (benefit) for the years ended September 30, 2005, 2004 and 2003 was as follows (in thousands):

	2005	2004	2003

From continuing operations	$26,032	$20,791	$12,479
From discontinued operations	(171)	(1,805)	(13,698)

Total	$25,861	$18,986	$(1,219)

     The components of the provision for income taxes on income from continuing operations for the years ended September 30, 2005, 2004 and 2003 were as follows (in thousands):

	2005	2004	2003

Current:
Federal	$2,839	$274	$(4,443)
State	690	2,831	-

	3,529	3,105	(4,443)

Deferred:
Federal	17,557	16,408	12,594
State	4,946	1,278	4,328

	22,503	17,686	16,922

Total	$26,032	$20,791	$12,479

Back to Contents

     Total income tax expense for the years ended September 30, 2005, 2004 and 2003 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income from continuing operations before income taxes, equity in net income of unconsolidated affiliates and minority interests as illustrated below (in thousands):

	2005	2004	2003

Computed “expected” tax	$23,026	$17,768	$15,186
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal tax benefits	3,664	2,671	2,817
Targeted jobs tax credit	(1,247)	(560)	(1,090)
Carryback of losses allowed under Job Creation and
Worker Assistance Act of 2002	(669)	—	(4,443)
Other, net	1,258	912	9

Total income tax expense	$26,032	$20,791	$12,479

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2005 and 2004 are presented below (in thousands):

	2005	2004

Deferred Tax Assets:
Accounts receivable	$20,877	$23,917
Accrued liabilities and reserves	32,326	25,820
Net operating loss carryforwards	50,786	77,748
Net unfavorable leases	2,845	3,360
Other	6,078	6,506

Total deferred tax assets	112,912	137,351

Valuation allowance	—	(77,748)

Deferred tax assets, net of valuation allowance	112,912	59,603

Deferred Tax Liabilities:
Accrued liabilities and reserves	(1,935)	(1,770)
Depreciation	(59,857)	(56,062)

Total deferred tax liabilities	(61,792)	(57,832)

Net deferred tax assets	$51,120	$1,771

     Prior to the spin-off, GHC did not file a separate federal tax return. It was included in the consolidated federal tax return filed by NCI. GHC files its own federal tax returns for periods subsequent to the spin-off. The first such tax period was comprised of the ten months ended September 30, 2004. Under terms of the Tax Sharing Agreement, as amended, between NCI and GHC, NCI bears responsibility for all consolidated, combined or unitary tax returns through the date of the spin-off.

     The tax provisions reflected in the consolidated statements of operations and the deferred tax and current tax amounts reflected in the consolidated balance sheets have been computed based on GHC's separate company book/tax differences to arrive at GHC's taxable income. GHC's NOL carryforward represents unutilized taxable losses available for carryforward.

     Current and deferred taxes calculated under the separate company approach to intercorporate tax allocation followed in preparing the consolidated financial statements for pre-spin-off periods may not necessarily reflect the impact of income taxes on the results of operations, cash flows or financial position of GHC in the future.

Back to Contents

     For the years ended September 2005, 2004 and 2003, GHC provided $26.0 million, $20.8 million, and $12.5 million, respectively, for income taxes from continuing operations. To the extent GHC had deferred tax assets in excess of deferred tax liabilities at the year-end dates, management believes the net deferred tax assets, except for tax benefits related to NOL carryforwards as next noted, were more likely than not to be realized. As of September 30, 2005, GHC expects it will have sufficient taxable income in future periods such that the remaining NOL would be utilized well within the carryforward period. Prior to September 2005, the tax benefit of the NOL carryforwards were subject to a full valuation allowance due to the uncertainty caused by utilization limitations based on taxable income, tax statutes, and contractual provisions between NCI and GHC, and filing positions to be determined by NCI. This uncertainty was largely resolved with the filing of NCI’s fiscal 2004 federal and state income tax returns in June and July 2005, respectively, prompting GHC to remove the valuation allowance. During the year ended September 30, 2005, GHC utilized $37.8 million in NOL carryforwards and had NOL carryforwards remaining of $120.9 million after adjustment to reflect NCI's federal tax return for its fiscal year ended September 30, 2004. The NOL arose in fiscal 2000 and 2001 and has a carryforward period of 20 years. Pursuant to the American Institute of Certified Public Accountants Statement of Position No. 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), utilization of deferred tax assets existing at the October 2, 2001 bankruptcy emergence date must be applied first as a reduction of identifiable intangible assets and, then, as an increase to shareholders’ equity. The Company recorded an increase to shareholders’ equity in fiscal 2005 and fiscal 2004 of $20.9 million and $6.6 million, respectively, pursuant to SOP 90-7. The reversal of the remaining NOL valuation allowance of $51.1 million served to further increase shareholders’ equity in fiscal 2005.

(12)     Loss Reserves For Certain Self-Insured Programs

     General and Professional Liability and Workers’ Compensation

     Prior to June 1, 2000, GHC had first dollar coverage for general and professional liability costs with third party insurers; accordingly, it has no exposure for claims prior to that date. Effective June 1, 2000, GHC began insuring a substantial portion of its professional liability risks through LHC. Specifically, it is responsible for the first dollar of each claim (on a claims-made basis), up to a self-insurance retention limit determined by the individual policies, subject to aggregate limits for each policy year. The self-insured retention limits amount to $21.0 million, $19.0 million and $14.0 million for the policy years ended May 31, 2006, 2005 and 2004, respectively. Any costs above these retention limits are covered by third-party insurance carriers. Since the June 1, 2000 inception of the self-insurance program through September 30, 2005, GHC’s cumulative self-insurance retention levels are $100.0 million and its provision for these losses is $80.4 million. Assuming GHC’s actual losses were to reach its retention limits in each of the policy years, its additional exposure is approximately $19.6 million which, if incurred, would be recognized as an increase to its other operating expenses in its consolidated statements of operations in the period such exposure became known. In addition, GHC has provided $3.7 million for the estimated costs of claims incurred but not reported as of September 30, 2005.

      GHC is self-insured through LHC up to the first $0.5 million per incident for workers’ compensation. All claims above $0.5 million per incident are insured through a third-party insurer. GHC has annual aggregate self-insured retentions of $61.8 million, $56.0 million and $30.4 million in policy years ended April 30, 2006, 2005 and 2004, respectively. Claims above these aggregate limits are insured through a third-party insurer as of September 30, 2005. GHC’s provision for losses in these policy years is $57.3 million as of September 30, 2005. GHC’s reserve levels are evaluated on a quarterly basis. Any necessary adjustments are recognized as an adjustment to salaries, wages and benefits in its consolidated statements of operations.

      GHC records outstanding losses and loss expenses for both general and professional liability and workers’ compensation liability based on the estimates of the amount of reported losses together with a provision for losses incurred but not reported, based on the recommendations of an independent actuary, and management’s judgment using its past experience and industry experience. As of September 30, 2005, GHC’s estimated range of discounted outstanding losses for these liabilities is $93.8 million to $117.1 million ($81.1 million to $100.2 million net of amounts recoverable from third-party insurance carriers). GHC recorded reserves for these liabilities were $85.3 million as of September 30, 2005, net of $13.6 million recoverable from third-party insurance carriers, and are included in self-insurance liability reserves in its consolidated balance sheet. GHC (through LHC) has restricted

Back to Contents

investments in marketable securities of $96.1 million at September 30, 2005 which are substantially restricted to securing the outstanding claim losses of LHC.

      General and professional liability and workers’ compensation claims are discounted at a rate of 4.5% in 2005 and 2004, which estimates the present value of funds required to pay losses at a future date. Had GHC provided losses at undiscounted levels at September 30, 2005 and 2004, the reserve for outstanding losses and loss expenses would have been increased by approximately $12.5 million in 2005 and $10.4 million in 2004.

      GHC believes, based upon its valuation and discussions with an independent actuary, that the provision for outstanding losses and loss expenses will be adequate to cover the ultimate cost of losses incurred as of September 30, 2005, but the provision is necessarily an estimate and may ultimately be settled for a significantly greater or lesser amount. It is at least reasonably possible that GHC will revise its estimates significantly in the near term. Any subsequent differences arising are recorded in the period in which they are determined.

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

      GHC charges its employees a portion of the cost of its self-insured and non self-insured health plans, and it determines this charge at the beginning of each plan year based upon historical and projected medical utilization data, along with projected inflationary increases in medical costs. Any differences between GHC’s projections and its actual experience are borne by it. A one percent variance between GHC’s projections and the actual medical utilization or inflationary increases in cost would result in a $0.4 million change in its expense, which would be reflected in salaries, wages and benefits in its consolidated statements of operations.

(13)  Related Party Transactions

      GHC has a continuing relationship with NCI as a result of the agreements it entered into in connection with the spin-off. GHC believes the charges for services under the transition services agreement, as amended, the Tidewater agreement and the pharmacy services agreement, as amended, are no less favorable to GHC than those that could have been obtained by negotiating those agreements with an independent third party.

      Certain GHC officers and directors owned shares of NCI common stock and options to acquire additional shares of NCI common stock at the time of the spin-off. Additionally, GHC’s lead director was an executive officer of NCI at the time GHC entered into the spin-off agreements with NCI. Ownership of NCI common stock, including options to acquire NCI common stock could have created or appeared to create conflicts of interest for such directors and officers when faced with decisions that could have disparate implications for GHC.

      Prior to the spin-off, cash collected by GHC in excess of operating needs was transferred to NCI, and GHC’s cash requirements were funded by NCI. NCI provided certain general and administrative services to GHC, including finance, legal, treasury, information systems and human resources. The cost for these services were allocated to GHC based upon various allocation percentages dependent upon the type of service provided. For instance, certain costs were allocated based upon GHC’s proportionate share of revenues, labor related costs or other operating expenses, as well as other methods which management believes to be reasonable. These cost allocations were $43.2 million in fiscal 2003. Following the spin-off, GHC performed these general and administrative services using its own resources. GHC and NCI have agreed contractually to continue certain amended transitional arrangements and practices for a limited time after the spin-off.

Back to Contents

     On July 28, 2005, NCI was acquired by and now operates as a wholly owned subsidiary of Omnicare, Inc. GHC is not able to assess what impact, if any, the acquisition of NCI by Omnicare, Inc. will have on GHC. Omnicare, Inc. is not a related party of GHC.

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

(14)     Shareholders’ Equity

     The Company’s authorized capital stock consists of 50,000,000 shares, including 45,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.01 par value. The Company’s board of directors may from time to time authorize the issuance of one or more classes or series of preferred stock without shareholder approval.

     Common Stock

     Authorized common stock consists of 45,000,000 shares, $0.01 par value, of which 20,429,110 shares were issued at September 30, 2005, including 134,009 common shares held in an escrow account for future delivery to former unsecured claimants of NCI and its subsidiaries, including subsidiaries of GHC, that were entitled to receive common equity securities under the terms of the 2001 joint plan of reorganization.

     Treasury Stock

     On November 16, 2004, GHC’s board of directors authorized the repurchase of up to $25.0 million of GHC’s common stock commencing in December 2004. On February 23, 2005, GHC’s board of directors authorized an increase to its previously established share repurchase program from $25.0 million to $50.0 million of GHC’s common stock through December 31, 2006. Under this program, there were 787,337 shares of common stock repurchased at a cost of $32.1 million through September 30, 2005. The Company accounted for the repurchases under the cost method.

     Common Stock Held in Deferred Compensation Plan

     In 2004, GHC established a non-qualified deferred compensation plan for certain of its employees. Plan participants are able to defer cash and stock based compensation until some future point in time. Under the provisions of the plan, a rabbi trust was established to maintain the amounts deferred by the participants. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from various events, excluding bankruptcy or insolvency. To satisfy a portion of the Company’s obligation under the plan, GHC held 163,135 and 158,394 shares of its common stock in the rabbi trust at September 30, 2005 and 2004, respectively. In accordance with the provisions of EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts earned Are Held in a Rabbi Trust and Invested,” (EITF 97-14), the Company has recorded the $5.7 million and $3.8 million cost of the shares of common stock as a reduction of shareholders’ equity as of September 30, 2005 and 2004, respectively. Also, as prescribed by EITF 97-14, the Company is required to recognize future changes in the fair value of the common stock held in the rabbi trust as periodic charges or credits to compensation cost. During fiscal 2005, the Company sold 82,267 shares of GHC common stock held in the rabbi trust at a net realized gain of $1.9 million, which was recorded as an increase to additional paid-in capital.

     Preferred Stock

     Authorized preferred stock consists of 5,000,000 shares, $0.01 par value, including 1,000,000 shares that have been designated Series A Junior Participating Preferred Shares, none of which are issued or outstanding at September 30, 2005.

Back to Contents

     Preferred Share Purchase Rights

     On November 13, 2003, the Company’s board of directors declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock, par value $0.01 per share, payable on December 1, 2003 to the shareholders of record on that date. The board of directors declared these rights to protect shareholders from coercive or otherwise unfair takeover tactics. The Rights should not interfere with any merger or other business combination approved by the board of directors.

     Each Right will allow its holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock (a Preferred B Share) for $75.00, once the Rights become exercisable. This portion of a Preferred B Share will give the shareholders approximately the same dividend and liquidation rights as would one share of common stock. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.

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

Back to Contents

(15)     Stock-Based Benefit Plans

Stock Option Plans

     GHC has a stock option plan that provides for the grant of incentive stock options and non-qualified stock options for officers, key employees and non-employee directors. A total of 1,500,000 shares of GHC common stock were reserved for issuance under the stock option plan, of which 600,000 are available for grant at September 30, 2005. The exercise price of each stock option equals 100% of the market price of GHC’s common stock on the date of grant and generally has a maximum term of 10 years. Stock options are generally subject to vesting, which means the optionee earns the right to exercise an increasing number of the shares underlying the option over a specific period of time only if he or she continues to provide services to GHC over that period. Options generally vest ratably over three years. The total changes to the stock option plan for the years ended September 30, 2005 and 2004 are as follows:

	2005		2004

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of fiscal year	879,929	$23.67	—	$—

Granted	—	—	900,000	23.63
Exercised	(302,953)	23.57	(20,071)	21.81

Outstanding at end of fiscal year	576,976	$23.72	879,929	$23.67

Exercisable at end of fiscal year	195,713	$23.43	182,067	$22.90

     Stock options outstanding at September 30, 2005 are summarized as follows:

	Stock Options Outstanding			Stock Options Exercisable

Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$21.37 - $25.87	576,976	8.38	$23.72	195,713	8.32	$23.43

     Prior to the spin-off, GHC’s employees participated in a stock option plan sponsored by NCI. In May 2003, the NCI stock options were tendered in consideration for either an accelerated vesting of restricted stock grants held by certain key executives and/or cash.

Stock Incentive Plan

     GHC has a stock incentive plan that provides for the grant of restricted stock to certain GHC officers, directors and employees. At the 2005 Annual Meeting of Shareholders of GHC held in February 2005, the shareholders of GHC approved an amendment to the 2003 Stock Incentive Plan to increase the number of shares of common stock available for issuance under the 2003 Stock Incentive Plan from 750,000 to 1,000,000. Restrictions on the awards to GHC employees typically vest quarterly over a five year period from the date of grant such that the employee cannot sell or trade the restricted stock until it becomes vested.

Back to Contents

      GHC recognizes compensation expense ratably over each vesting period at the market value of GHC’s common stock on the grant date. GHC recorded compensation expense of $3.0 million and $2.2 million in fiscal 2005 and 2004, respectively, for the scheduled vesting of employee restricted stock grants, which is included in salaries, wages and benefits in the statement of operations.

     GHC also makes annual restricted grants of $95,000 worth of shares of its common stock to each of its seven non-employee directors, which vest three years from the date of grant.

     At September 30, 2005, 725,564 shares of GHC common stock have been granted under the stock incentive plan at a weighted average fair value of $22.65 per share. GHC issued 114,362 and 93,619 shares in fiscal 2005 and 2004, respectively, in connection with the quarterly vesting under the stock incentive plan.

(16)     Commitments and Contingencies

Financial Commitments

      Requests for providing commitments to extend financial guarantees and extend credit are reviewed and approved by senior management subject to obligational authority limitations. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the need for any reserves for possible credit and guarantee loss.

      The Company has extended $4.1 million in working capital lines of credit to certain jointly owned and managed companies, of which $2.2 million was unused at September 30, 2005. In addition, the Company has agreed to extend credit for working capital needs of one managed nursing center. Under that arrangement, the property’s owner is responsible for funding working capital needs up to $0.9 million and the Company would be required to cover deficits in excess of that limit. To date, the Company has not had to perform under that agreement. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

      The Company has posted $2.9 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on the Company’s consolidated balance sheet unless they are probable of being utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

      The Company is a party to joint venture partnerships whereby its ownership interests are 50% or less of the total capital of the partnerships. The Company accounts for these partnerships using either the cost or equity method of accounting depending on the percentage of ownership interest, and therefore, the assets, liabilities and operating results of these partnerships are not consolidated with the Company’s. The carrying value of the Company’s investment in joint venture partnerships is $9.0 million and $8.6 million at September 30, 2005 and 2004, respectively. Although the Company is not contractually obligated to fund operating losses of these partnerships, in certain cases it has extended credit to such joint venture partnerships in the past and may decide to do so in the future in order to realize economic benefits from its joint venture relationship. Management assesses the creditworthiness of such partnerships in the same manner it does other third-parties. As of September 30, 2005, the Company has provided $0.3 million of financial guarantees related to loan commitments of one jointly owned and managed company. Guarantees are not recorded as liabilities on the Company’s consolidated balance sheet unless it is required to perform under the guarantee. Credit risk represents the accounting loss that would be recognized at the reporting date if the counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

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

     NCI has agreed to indemnify, defend and hold harmless GHC and its affiliates, and each of its directors, officers and employees, from and against all liabilities relating to, arising out of or resulting from:

•	the failure of NCI, or its affiliates, or any other person to pay, perform or otherwise promptly discharge any of its liabilities, other than liabilities of the eldercare businesses;

•	any of NCI liabilities, other than liabilities of the eldercare businesses, and the operation of its business other than the eldercare businesses at any time before or after the spin-off;

•	any breach by NCI or its affiliates of the separation and distribution agreement or any of the ancillary agreements entered into in connection with the separation and distribution agreement;

•	one-half of any liabilities arising out of the 2001 joint plan of reorganization (other than certain liabilities specifically allocated in the separation and distribution agreement); and

•	specified disclosure liabilities.

Back to Contents

(17)     Fair Value of Financial Instruments

      The carrying amount and fair value of financial instruments at September 30, 2005 and 2004 consist of the following (in thousands):

	2005		2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and equivalents	$109,041	$109,041	$126,071	$126,071
Restricted investments in marketable securities	96,072	96,072	95,008	95,008
Accounts receivable, net	184,616	184,616	175,292	175,292
Accounts payable	56,711	56,711	34,848	34,848
Debt, excluding capital leases	373,750	382,866	403,071	447,125

      The carrying value of cash and equivalents, net accounts receivable and accounts payable is equal to its fair value due to their short maturity. The Company’s restricted investments in marketable securities are carried at fair value. The fair value of debt is based upon quoted market prices or is computed using discounted cash flow analysis, based on the Company’s estimated borrowing rate at the end of each fiscal period presented.

      The Company places its cash and equivalents and restricted investments in marketable securities in quality financial instruments and limits the amount invested in any one institution or in any one type of instrument. The Company has not experienced any significant losses on its cash or restricted investments in marketable securities.

(18)     Assets Held for Sale and Discontinued Operations

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

      Consolidated interest expense has been allocated to discontinued operations for all periods presented based on allocated debt that could be repaid in connection with the sale of the assets. The amount of after-tax interest expense allocated to discontinued operations in fiscal 2005, fiscal 2004 and fiscal 2003 was $0.3 million, $0.7 million, and $2.7 million, respectively.

      GHC has separately classified $3.9 million and $8.8 million of carrying value associated with its assets held for sale in its consolidated balance sheets at September 30, 2005 and 2004, respectively. GHC’s assets held for sale are classified in the consolidated balance sheets within both current and non-current assets. The current portion of assets held for sale represents those assets for which the Company has binding agreements of sale.

Back to Contents

     The following table sets forth net revenues and the components of loss from discontinued operations for the years ended September 30, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Net revenues	$10,817	$43,496	$171,606

Net operating loss of discontinued businesses	$(336)	$(4,231)	$(19,160)
Loss on discontinuation of businesses	(86)	(249)	(14,047)
Income tax benefit	171	1,805	13,698

Loss from discontinued operations, net of taxes	$(251)	$(2,675)	$(19,509)

     The loss on discontinuation of businesses includes the write-down of assets to estimated net realizable value.

(19)     Segment Information

      The Company’s principal operating segments are identified by the types of products and services from which revenues are derived and are consistent with the reporting structure of the Company’s internal organization.

      The Company includes in inpatient services revenues all room and board charges and ancillary service revenue for its customers at the centers which the Company owns or leases.

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

Back to Contents
	Year ended September 30,
(in thousands)	2005	2004	2003

Revenues:
Inpatient services - external	$1,505,985	$1,353,163	$1,205,538
Rehabilitation services:
External	130,509	120,758	120,306
Intersegment	81,216	76,320	82,215
All other services:
External	46,856	43,632	49,622
Intersegment	58,329	71,521	99,327
Elimination of intersegment revenues	(139,545)	(147,841)	(181,542)

Total net revenues	1,683,350	1,517,553	1,375,466

EBITDA (1):
Inpatient services	218,175	171,086	120,255
Rehabilitation services	5,927	14,193	30,991
All other services and corporate costs	(63,583)	(59,530)	(53,103)
(Loss) gain on early extinguishment of debt	(11,765)	(1,692)	1,123

Total EBITDA	148,754	124,057	99,266

Capital and other:
Depreciation and amortization expense	(55,087)	(46,306)	(38,863)
Interest expense	(27,879)	(26,985)	(17,014)
Income tax expense	(26,032)	(20,791)	(12,479)
Equity in net income of unconsolidated affiliates	3,105	2,235	794
Minority interests	(441)	(462)	(307)

Income from continuing operations	42,420	31,748	31,397
Loss from discontinued operations, net of taxes	(251)	(2,675)	(19,509)

Net income	$42,169	$29,073	$11,888

(1)	EBITDA is defined by GHC as earnings before interest expense, income taxes, depreciation and amortization expense of continuing operations. EBITDA can be calculated through GHC’s consolidated statements of operations by adding back interest expense, income taxes, depreciation and amortization, equity in net income of unconsolidated affiliates and minority interests to GHC’s income from continuing operations.

Total assets by segment at September 30, 2005 and 2004 were as follows (in thousands):

	2005	2004

Inpatient services	$947,492	$871,785
Rehabilitation therapy services	38,689	36,212
All other	373,973	369,863

Total assets	$1,360,154	$1,277,860

     Capital expenditures as reflected in the consolidated statements of cash flows in all periods presented are principally concentrated in the inpatient services segment. The inpatient services segment and the rehabilitation therapy services segment respectively carry $4.2 million and $3.7 million of the $7.9 million consolidated goodwill balance at September 30, 2005. The rehabilitation therapy segment carries all of the $1.1 million consolidated net identifiable intangible balance at September 30, 2005.

Back to Contents

(20)     Comprehensive Income

     The following table sets forth the computation of comprehensive income for the years ended September 30, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Net income	$42,169	$29,073	$11,888
Net unrealized (loss) gain on restricted investments
in marketable securities	(667)	(880)	262
Net minimum pension liability	(157)	—	—

Total comprehensive income	$41,345	$28,193	$12,150

     The unrealized (loss) gain on restricted investments in marketable securities are net of income tax (benefits) expenses of $(0.4) million, $(0.5) million and $0.1 million for the years ended September 30, 2005, 2004 and 2003, respectively. The minimum pension liability is net of income tax benefits of $0.1 million for the year ended September 30, 2005.

(21)     Condensed Consolidating and Combining Financial Statements of Genesis HealthCare Corporation and Subsidiaries

      The following condensed consolidating and combining financial statements of GHC and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

      These condensed consolidating and combining financial statements have been prepared on the same basis of accounting as the consolidated financial statements. GHC is the borrower under the senior credit facility and certain other senior debt described in note 9 — “Long-Term Debt,” that is registered under the Securities Act, as amended. The senior subordinated notes and the convertible senior subordinated debentures are fully and unconditionally guaranteed on a joint and several basis by certain 100% owned subsidiaries of GHC (Guarantors). Non-guarantor subsidiaries do not guarantee the registered senior subordinated notes and the convertible senior subordinated debentures and principally consist of LHC, GHC’s wholly owned insurance captive, and certain separately mortgaged centers (Non-guarantors). The following financial information for periods prior to the December 1, 2003 spin-off were prepared using the carve-out method of accounting and are therefore labeled “combining” rather than “consolidating”. The following tables present the condensed consolidating and combining financial statements of GHC (Parent), the Guarantors and the Non-guarantors.

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2005
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Assets:
Current assets	$150,087	$211,733	$52,090	$(45)	$413,865
Property and equipment, net	25,043	751,055	7,261	—	783,359
Other long-term assets	104,668	25,738	67,352	(34,828)	162,930
Investments in subsidiaries	424,662	—	—	(424,662)	—
Intercompany receivables	397,272	—	—	(397,272)	—

Total assets	$1,101,732	$988,526	$126,703	$(856,807)	$1,360,154

Liabilities and shareholders' equity:
Current liabilities	$54,979	$98,287	$47,596	$(1,533)	$199,329
Intercompany payables	—	391,104	6,168	(397,272)	—
Long-term debt	338,780	59,185	12,111	(4,443)	405,633
Other long-term liabilities	51,324	1,611	47,289	(1,681)	98,543
Shareholders' equity	656,649	438,339	13,539	(451,878)	656,649

Total liabilities and shareholders' equity	$1,101,732	$988,526	$126,703	$(856,807)	$1,360,154

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Assets:
Current assets	$160,712	$199,598	$45,139	$(1,490)	$403,959
Property and equipment, net	21,489	657,866	16,156	—	695,511
Other long-term assets	87,755	34,376	72,334	(16,075)	178,390
Investments in subsidiaries	255,978	—	—	(255,978)	—
Intercompany receivables	547,964	—	—	(547,964)	—

Total assets	$1,073,898	$891,840	$133,629	$(821,507)	$1,277,860

Liabilities and shareholders' equity:
Current liabilities	$90,174	$83,069	$46,152	$(5,272)	$214,123
Intercompany payables	—	520,640	27,324	(547,964)	—
Long-term debt	341,596	26,500	12,188	(4,443)	375,841
Other long-term liabilities	77,155	422	45,346	—	122,923
Shareholders' equity	564,973	261,209	2,619	(263,828)	564,973

Total liabilities and shareholders' equity	$1,073,898	$891,840	$133,629	$(821,507)	$1,277,860

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 2005
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$6,068	$1,764,859	$51,968	$(139,545)	$1,683,350
Equity in net income of subsidiaries	129,684	—	—	(129,684)	—
Operating expenses	115,660	1,482,921	58,472	(140,824)	1,516,229
Lease expense	1,550	16,817	—	—	18,367
Depreciation and amortization expense	9,194	45,510	383	—	55,087
Interest expense	20,920	6,242	1,043	(326)	27,879

Income (loss) before income tax (benefit) expense,
equity in net income of unconsolidated
affiliates and minority interests	(11,572)	213,369	(7,930)	(128,079)	65,788
Income tax (benefit) expense	(48,090)	77,153	(3,174)	143	26,032

Income (loss) before equity in net income of
unconsolidated affiliates and minority interests	36,518	136,216	(4,756)	(128,222)	39,756
Equity in net income of unconsolidated affiliates	3,911	—	—	(806)	3,105
Minority interests	—	—	—	(441)	(441)

Income (loss) from continuing operations	40,429	136,216	(4,756)	(129,469)	42,420
Income (loss) from discontinued operations, net of taxes	1,740	(1,201)	(790)	—	(251)

Net income (loss)	$42,169	$135,015	$(5,546)	$(129,469)	$42,169

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$14,404	$1,587,938	$63,019	$(147,808)	$1,517,553
Equity in net income of subsidiaries	95,659	—	—	(95,659)	—
Operating expenses	94,256	1,356,963	61,896	(147,692)	1,365,423
Lease expense	2,124	25,949	—	—	28,073
Depreciation and amortization expense	7,690	36,111	2,505	—	46,306
Interest expense	23,680	2,627	938	(260)	26,985

Income (loss) before income tax (benefit) expense,
equity in net income of unconsolidated
affiliates and minority interests	(17,687)	166,288	(2,320)	(95,515)	50,766
Income tax (benefit) expense	(43,842)	65,963	(919)	(411)	20,791

Income (loss) before equity in net income of
unconsolidated affiliates and minority interests	26,155	100,325	(1,401)	(95,104)	29,975
Equity in net income of unconsolidated affiliates	2,918	—	—	(683)	2,235
Minority interests	—	—	—	(462)	(462)

Income (loss) from continuing operations	29,073	100,325	(1,401)	(96,249)	31,748
Loss from discontinued operations, net of taxes	—	(2,571)	(104)	—	(2,675)

Net income (loss)	$29,073	$97,754	$(1,505)	$(96,249)	$29,073

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED COMBINING STATEMENTS OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 2003
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Combined

Net revenues	$14,687	$1,495,190	$48,223	$(182,634)	$1,375,466
Equity in net income of subsidiaries	71,136	—	—	(71,136)	—
Operating expenses	92,641	1,290,541	48,097	(182,634)	1,248,645
Lease expense	2,755	24,800	—	—	27,555
Depreciation and amortization expense	2,633	34,087	2,143	—	38,863
Interest expense	13,008	3,334	672	—	17,014

Income (loss) before income tax (benefit) expense,
equity in net income of unconsolidated
affiliates and minority interests	(25,214)	142,428	(2,689)	(71,136)	43,389
Income tax (benefit) expense	(37,882)	51,409	(1,048)	—	12,479

Income (loss) before equity in net income of
unconsolidated affiliates and minority interests	12,668	91,019	(1,641)	(71,136)	30,910
Equity in net income of unconsolidated affiliates	(473)	1,267	—	—	794
Minority interests	(307)	—	—	—	(307)

Income (loss) from continuing operations	11,888	92,286	(1,641)	(71,136)	31,397
Loss from discontinued operations, net of taxes	—	(15,309)	(4,200)	—	(19,509)

Net income (loss)	$11,888	$76,977	$(5,841)	$(71,136)	$11,888

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED SEPTEMBER 30, 2005
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Consolidated

Net cash (used in) provided by operating activities	$(127,314)	$250,143	$2,149	$124,978
Net cash (used in) provided by investing activities	(4,287)	(55,666)	2,819	(57,134)
Net cash provided by (used in) financing activities	83,749	(158,497)	(10,126)	(84,874)

Net (decrease) increase in cash and equivalents	$(47,852)	$35,980	$(5,158)	$(17,030)

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

Back to Contents

(22)     Subsequent Events

    Subsequent to September 30, 2005, the Company repurchased an additional 288,400 shares of its common stock at a cost of $10.7 million.

    Also, subsequent to September 30, 2005, the Company entered into two separate commitments to purchase real property with an aggregate purchase price of approximately $3.7 million.

(23)     Quarterly Financial Data (Unaudited)

     GHC’s unaudited quarterly financial information is as follows (in thousands, except per share data):

		Income
		from
	Total Net	Continuing		Net Income Per Share
	Revenue	Operations	Net Income	Basic	Diluted

Quarter ended (1):
December 31, 2004	$399,027	$10,325	$10,848	$0.54	$0.54
March 31, 2005	454,566	13,631	13,467	0.67	0.66
June 30, 2005	408,971	8,991	7,641	0.39	0.38
September 30, 2005	420,786	9,473	10,213	0.52	0.51

Quarter ended:
December 31, 2003 (2)	$366,310	$7,431	$6,006	$0.30	$0.30
March 31, 2004	378,681	6,151	5,574	0.28	0.28
June 30, 2004	375,273	7,641	6,722	0.34	0.33
September 30, 2004	397,289	10,525	10,771	0.54	0.53

(1)	For unusual and otherwise infrequently occuring items recognized in each of the quarters in fiscal 2005, see note 1 - “Organization and Basis of Presentation - Correction of Errors.”

(2)	Per common share data for quarter ended December 31, 2003 is labeled “pro forma”. See note 2 - “Summary of Significant Accounting Policies - Earnings Per Share.”

Back to Contents

Schedule II

GENESIS HEALTH CARE CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
(IN THOUSANDS)

	Balance at			Balance at
	Beginning of	Charged to		End of
Description	Period	Operations	Deductions (1) (2)	Period

Year Ended September 30, 2005
Allowance for Doubtful Accounts	$29,382	12,714	19,175	$22,921
Deferred Tax Asset Valuation Allowance	77,748	—	77,748	—
Year Ended September 30, 2004
Allowance for Doubtful Accounts	$32,170	18,670	21,458	$29,382
Deferred Tax Asset Valuation Allowance	127,573	—	49,825	77,748
Year Ended September 30, 2003
Allowance for Doubtful Accounts	$36,566	21,091	25,487	$32,170
Deferred Tax Asset Valuation Allowance	130,797	—	3,224	127,573

(1)	Allowance for Doubtful Accounts deductions represent amounts written off as uncollectible.
(2)	Deferred Tax Asset Valuation Allowance deductions in the year ended September 30, 2004 result from a change in presentation of GHC’s historical financial statements from that of a group determining income and loss separate and apart from NCI and its subsidiaries, to one reflecting the post spin-off allocation of loss carryforwards after utilization by NCI during their period of affiliation. Deductions in the year ended September 30, 2005 represent the utilization of the net operating loss (NOL) and also include the reversal of the remaining $51.1 million of Deferred Tax Asset Valuation Allowance. Prior to September 2005, the tax benefit of the NOL carryforwards were fully reserved due to the uncertainty caused by utilization limitations based on taxable income, tax statutes, and contractual provisions between NCI and GHC, and filing positions to be determined by NCI. This uncertainty was largely resolved with the filing of NCI’s fiscal 2004 federal and state income tax returns in June and July 2005, prompting GHC to remove the valuation allowance. Because these NOLs were generated during the period pre dating the emergence from bankruptcy, the realization of these NOLs is credited, pursuant to SOP 90-7, to shareholders’ equity and not to operations.

Back to Contents
ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A:	CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures

     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2005. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-K, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

     Based on an evaluation of the effectiveness of the design and operation disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     Based on management’s evaluation under the COSO framework of our internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of September 30, 2005.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

     KPMG LLP, our independent registered public accounting firm, audited our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005, as stated in their report, which appears below.

Back to Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Genesis HealthCare Corporation:

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Genesis HealthCare Corporation (the Company) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Genesis HealthCare Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Genesis HealthCare Corporation maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Genesis HealthCare Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genesis HealthCare Corporation and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2005 and related financial statement schedule, and our report dated December 13, 2005 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

/s/ KPMG LLP

Philadelphia, Pennsylvania
December 13, 2005

Back to Contents

Changes in Internal Control Over Financial Reporting

     During the fourth quarter of fiscal year 2005, management implemented certain controls including implementing a secondary review of new and modified leases to ensure that our leases are accounted for in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” The implementation of these controls followed a change in our accounting of lease expense, which had previously not been in compliance with the Technical Bulletin. We do not believe that the impact of this change was material to any prior periods.

     Other than the change in controls described above, there have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

     None.

Back to Contents

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under Item 10 is incorporated herein by reference to our Proxy Statement, which we will file pursuant to Exchange Act Regulation 14A within 120 days after the end of fiscal 2005.

ITEM 11:	EXECUTIVE COMPENSATION

     The information required under Item 11 is incorporated herein by reference to our Proxy Statement, which we will file pursuant to Exchange Act Regulation 14A within 120 days after the end of fiscal 2005.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required under Item 12 is incorporated herein by reference to our Proxy Statement, which we will file pursuant to Exchange Act Regulation 14A within 120 days after the end of fiscal 2005.

EQUITY COMPENSATION PLAN INFORMATION

     The following table details information regarding the Genesis’ existing equity compensation plans as of September 30, 2005:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	195,713	$23.43	1,451,412
Equity compensation plans not approved by security holders	—	—	—
Total	195,713	$23.43	1,451,412
________________________
(1)	At September 30, 2005, under the 2003 Stock Option Plan there were options currently exercisable to purchase 195,713 shares of common stock, options granted but not yet exercisable to purchase 576,976 shares of common stock and 600,000 shares of common stock eligible for future grant of options. At September 30, 2005, under the 2003 Stock Incentive Plan there were 274,436 shares of common stock eligible for future awards of restricted stock.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under Item 13 is incorporated herein by reference to our Proxy Statement, which we will file pursuant to Exchange Act Regulation 14A within 120 days after the end of fiscal 2005.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required under Item 14 is incorporated herein by reference to our Proxy Statement, which we will file pursuant to Exchange Act Regulation 14A within 120 days after the end of fiscal 2005.

Back to Contents

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following consolidated financial statements of GHC are filed as part of this Form 10-K in Part II Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2005 and 2004
Consolidated Statements of Operations for the years ended September 30, 2005, 2004, and 2003
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004, and 2003
Notes to Consolidated Financial Statements

(a)(2)	Schedule

Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 2005, 2004 and 2003. Schedule II is included under Part II Item 8. All other schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(a)(3)	Exhibits

     The following documents are filed as exhibits hereto:

Exhibit
Number	Description

2.1(1)	Separation and Distribution Agreement by and between NeighborCare, Inc. (formerly Genesis Health Ventures, Inc.) and Genesis HealthCare Corporation, dated as of October 27, 2003. (Schedules and Exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); Genesis HealthCare Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request).

3.1(2)	Amended and Restated Articles of Incorporation of Genesis HealthCare Corporation.

3.2(2)	Articles of Amendment to Genesis HealthCare Corporation’s Amended and Restated Articles of Incorporation, effective as of December 1, 2003, designating the Company’s Series A Junior Participating Preferred Shares, par value $0.01 per share.

3.3(3)	Amended and Restated Bylaws of Genesis HealthCare Corporation, as amended.

4.1(4)	Form of Genesis HealthCare Corporation Common Stock certificate.

4.2(5)	Rights Agreement, dated as of November 18, 2003, between Genesis HealthCare Corporation and StockTrans, Inc., which includes the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

4.3(6)	Indenture with respect to the 8% Senior Subordinated Notes due 2013 among Genesis HealthCare Corporation, NeighborCare, Inc. (formerly Genesis Health Ventures, Inc.), the subsidiary guarantors named therein and The Bank of New York, as trustee, dated as of October 28, 2003.

Back to Contents

4.4(2)	Articles of Amendment to Genesis HealthCare Corporation’s Amended and Restated Articles of Incorporation, effective as of December 1, 2003, designating the Company’s Series A Junior Participating Preferred Shares, par value $0.01 per share (included in Exhibit 3.2).

4.5(7)	Supplemental Indenture with respect to the 8% Senior Subordinated Notes due 2013 of Genesis HealthCare Corporation by and among Genesis HealthCare Corporation, the subsidiary guarantors named there in and the Bank of New York, as trustee, dated as of January 20, 2004.

4.6(8)	Supplemental Indenture with respect to the 8% Senior Subordinated Notes due 2013 of Genesis HealthCare Corporation by and among Genesis HealthCare Corporation, the subsidiary guarantors named therein and The Bank of New York, as trustee, dated March 16, 2005.

4.7(8)	Indenture with respect to the 2.5% Convertible Senior Subordinated Debentures due 2025 of Genesis HealthCare Corporation by and among Genesis HealthCare Corporation, the subsidiary guarantors named therein and The Bank of New York, as trustee, dated as of March 2, 2005.

10.1(2)	Tax Sharing Agreement by and between NeighborCare, Inc. (formerly Genesis Health Ventures, Inc.) and Genesis HealthCare Corporation, dated as of December 1, 2003.

10.2(2)	Transition Services Agreement by and between NeighborCare, Inc. (formerly Genesis Health Ventures, Inc.) and Genesis HealthCare Corporation, dated as of December 1, 2003.

10.3(2)	Tidewater Membership Agreement by and between Tidewater Healthcare Shared Services Group, Inc. and Genesis HealthCare Corporation, dated as of December 1, 2003.

10.4(2)+	Employee Benefits Agreement by and between NeighborCare, Inc. (formerly Genesis Health Ventures, Inc.) and Genesis HealthCare Corporation, dated as of December 1, 2003.

10.5(2)	Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services by and between NeighborCare Pharmacy Services, Inc. and Genesis HealthCare Corporation, dated as of December 1, 2003.

10.6(2)	Pharmacy Benefit Management Agreement by and between Genesis HealthCare Corporation and CareCard, Inc., dated as of December 1, 2003.

10.7(2)	Master Agreement for Specialty Beds and Oxygen Concentrators by and between Genesis HealthCare Corporation and NeighborCare Pharmacy Services, Inc., dated as of December 1, 2003.

10.8(6)+	Employment Agreement by and between Genesis HealthCare Corporation and George V. Hager, Jr., dated as of November 25, 2003.

10.9(9)+	2003 Stock Option Plan.

10.10+	Amended and Restated 2003 Stock Incentive Plan.

10.11(4)+	Deferred Compensation Plan.

Back to Contents

10.12(9)	Registration Rights Agreement regarding the 8% Senior Subordinated Notes due 2013 of Genesis HealthCare Corporation by and among Genesis HealthCare Corporation, NeighborCare, Inc. (formerly Genesis Health Ventures, Inc.), the subsidiary guarantors named therein and the initial purchasers named therein, dated as of October 28, 2003.

10.13(9)+	First Amended and Restated Letter Agreement between Genesis HealthCare Corporation and NeighborCare, Inc. (formerly Genesis Health Ventures, Inc.) and David C. Almquist, dated as of July 15, 2003.

10.14(9)+	First Amended and Restated Letter Agreement between Genesis HealthCare Corporation and NeighborCare, Inc. (formerly Genesis Health Ventures, Inc.) and Richard P. Blinn, dated as of July 15, 2003.

10.15(9)+	First Amended and Restated Letter Agreement between Genesis HealthCare Corporation and NeighborCare, Inc. (formerly Genesis Health Ventures, Inc.) and James McKeon, dated as of July 15, 2003.

10.16(9)+	First Amended and Restated Letter Agreement between Genesis HealthCare Corporation and NeighborCare, Inc. (formerly Genesis Health Ventures, Inc.) and Robert A. Reitz, dated as of July 15, 2003.

10.17(6)+	Employment Agreement by and between Genesis HealthCare Corporation and David C. Almquist dated as of December 1, 2003.

10.18(6)+	Employment Agreement by and between Genesis HealthCare Corporation and Richard P. Blinn dated as of December 1, 2003.

10.19(6)+	Employment Agreement by and between Genesis HealthCare Corporation and James McKeon dated as of December 1, 2003.

10.20(6)+	Employment Agreement by and between Genesis HealthCare Corporation and Robert A. Reitz dated as of December 1, 2003.

10.21(8)	Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of March 2, 2005, by and among Genesis HealthCare Corporation, as Borrower, the Guarantors referred to therein, and the Lenders referred to therein, and Wachovia Capital Markets LLC as co-lead arranger and bookrunner, Wachovia Bank, National Association as administrative agent, General Electric Capital Corporation as co-lead arranger and documentation agent, Citicorp North America, Inc. as syndication agent and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services, Inc. as syndication agent (Schedules and exhibits are omitted; Genesis HealthCare Corporation agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request).

10.22(10)	Amendment No. 1, dated as of May 7, 2004, to Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services by and between NeighborCare Pharmacy Services, Inc. and Genesis HealthCare Corporation dated as of December 1, 2003.

10.23(11)+	Form of Restricted Stock Agreement.

10.24(8)	Purchase Agreement relating to the 2.5% Convertible Senior Subordinated Debentures due 2025 of Genesis HealthCare Corporation by and among Genesis HealthCare Corporation, the subsidiary guarantors named therein and the Initial Purchasers named therein, dated as of February 24, 2005.

Back to Contents

10.25(8)	Registration Rights Agreement relating to the 2.5% Convertible Senior Subordinated Debentures due 2025 of Genesis HealthCare Corporation by and among Genesis HealthCare Corporation, the subsidiary guarantors named therein and Wachovia Capital Markets LLC, on behalf of the Initial Purchasers, dated as of March 2, 2005.

10.26(12)	Amendment No. 1, dated as of June 9, 2005, to the Tax Sharing Agreement, dated as of December 1, 2003, by and between NeighborCare, Inc. (formerly Genesis Health Ventures, Inc.) and Genesis HealthCare Corporation.

10.27(12)	Amendment No. 1, dated as of June 9, 2005, to the Transition Services Agreement, dated as of December 1, 2003, by and between NeighborCare, Inc. (formerly Genesis Health Ventures, Inc.) and Genesis HealthCare Corporation.

10.28(12)	Amendment No. 2, dated as of June 9, 2005, to the Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services, dated as of December 1, 2003 and as amended on May 7, 2004, by and between NeighborCare Pharmacy Services, Inc. and Genesis HealthCare Corporation.

10.29+	Summary Sheet regarding Director and Executive Officer Compensation.

12.1	Statement Re: Computation of Earnings to Fixed Charges Ratio.

14.1(13)	Code of Business Conduct and Ethics of Genesis HealthCare Corporation.

21.1	Subsidiaries of Genesis HealthCare Corporation.

23.1	Consent of KPMG LLP.

31.1	Certificate of George V. Hager, Jr., Chief Executive Officer of Genesis HealthCare Corporation, pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of James V. McKeon, Chief Financial Officer of Genesis HealthCare Corporation, pursuant to Exchange Act Rule 13a-14(a).

32.1	Certificate of George V. Hager, Jr., Chief Executive Officer of Genesis HealthCare Corporation, pursuant to 18 U.S.C. Section 1350.

32.2	Certificate of James V. McKeon, Chief Financial Officer of Genesis HealthCare Corporation, pursuant to 18 U.S.C. Section 1350.

+	Management contract or compensatory plan.

(1)	Incorporated by reference to Genesis HealthCare Corporation’s Registration Statement on Form 10 filed on November 14, 2003 (as amended).

(2)	Incorporated by reference to Genesis HealthCare Corporation’s Current Report on Form 8-K filed on December 9, 2003.

(3)	Incorporated by reference to Genesis HealthCare Corporation’s Annual Report on Form 10-K for the annual period ended September 30, 2004 filed on December 14, 2004.

(4)	Incorporated by reference to Genesis HealthCare Corporation’s Registration Statement on Form 10 filed on October 10, 2003.

(5)	Incorporated by reference to Genesis HealthCare Corporation’s Registration Statement on Form 8-A filed on November 18, 2003.

(6)	Incorporated by reference to Genesis HealthCare Corporation’s Annual Report on Form 10-K for the annual period ended September 30, 2003 filed on February 4, 2004.

(7)	Incorporated by reference to Genesis HealthCare Corporation’s Registration Statement on Form S-4 filed April 5, 2004 (as amended).

Back to Contents
(8)	Incorporated by reference to Genesis HealthCare Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 10, 2005.

(9)	Incorporated by reference to Genesis HealthCare Corporation’s Registration Statement on Form 10 (as amended) filed on November 6, 2003.

(10)	Incorporated by reference to Genesis HealthCare Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed on May 14, 2004.

(11)	Incorporated by reference to Genesis HealthCare Corporation’s Current Report on Form 8-K filed on November 22, 2004.

(12)	Incorporated by reference to Genesis HealthCare Corporation’s Current Report on Form 8-K filed on June 30, 2004.

(13)	Incorporated by reference to Genesis HealthCare Corporation’s Form 8-K filed on June 14, 2005.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on December 14, 2005 by the undersigned thereunto duly authorized.

Genesis HealthCare Corporation

By:	/s/ James V. McKeon

James V. McKeon
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 14, 2005.

Signature	Capacity

/s/ George V. Hager, Jr.

George V. Hager, Jr.	Chief Executive Officer (principal executive officer) and
Chairman of the Board

/s/ John F. DePodesta

John F. DePodesta	Director

/s/ Robert H. Fish

Robert H. Fish	Director

/s/ J. Michael Gallagher

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