Form 10-Q
period 2005-12-31
GENESIS HEALTHCARE CORP
filed 2006-02-08
CIK 1236736

Click here to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

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

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO

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

APPLICABLE ONLY TO CORPORATE ISSUERS.

          As of January 31, 2006: 19,425,774 shares of the registrant’s common stock were outstanding, including 134,009 shares currently held in escrow to be issued in connection with a joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

Click here to Cover

Back to Contents

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          As used herein, unless the context otherwise requires, all references to “GHC,” “the Company,” “we,” “our,” “us,” and similar terms in this report refer to Genesis HealthCare Corporation together with its subsidiaries.

          Statements made in this report, and in our other public filings and releases, which are not historical facts, contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time.  These forward-looking statements may include, but are not limited to:

•
statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our unaudited condensed consolidated financial statements, such as demographic trends and our ability to take advantage of such demographic trends; the expected impact of staffing and retention programs; our ability to meet our working capital requirements, debt service, and future cash needs; future earnings, capital sources and capital expenditure, debt and lease requirements; our potential extension of credit to our joint venture partners; the expected changes in and effects of government legislation, regulation and funding on our business; estimates in our critical accounting policies, including the adequacy of our allowance for doubtful accounts, any anticipated impact of long-lived asset impairments and our ability to provide for outstanding losses and loss expenses for our self-insured programs; and the estimated impact of new accounting pronouncements upon adoption;

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

Factors that could cause actual results to differ materially include, but are not limited to, the following, certain of which are discussed more fully in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005:

•
changes in the reimbursement rates or methods of payment from Medicare and Medicaid, including those described herein, or the implementation of other measures to reduce the reimbursement for our services;

•	the expiration of enactments providing for additional governmental funding;

•	the impact of federal and state regulations;

•	changes in case mix, payor mix and payment methodologies;

•	competition in our businesses;

•	the capital intensive nature of our inpatient services segment and the need for extensive capital expenditures in order to modernize and improve our physical infrastructure;

•	an increase in insurance costs and potential liability for losses not covered by, or in excess of, our insurance;

•	competition for, and availability of, qualified staff in the healthcare industry, and risks of potential labor strikes;

Back to Contents

•	our ability to control operating costs and generate sufficient cash flow to meet operational and financial requirements;

•	our ability, and the ability of our subsidiary guarantors, to fulfill debt obligations;

•	the economic condition of, or changes in, the laws affecting our business in those markets in which we operate;

•	our ability to realize tax benefits relating to our estimated net operating loss carryforwards;

•	the increasing cost of being a publicly owned company and our ability to provide reasonable assurance of the effectiveness of internal control over financial reporting;

•	the impact of new accounting pronouncements;

•	the impact of implementing new information systems;

•	the ability to engage successfully in acquisitions and other strategic transactions;

•	the impact of acquisitions on our operations and finances, and our ability to integrate acquired businesses; and

•	acts of God or public authorities, war, civil unrest, terrorism, fire, floods, earthquakes and other matters beyond our control.

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

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND SEPTEMBER 30, 2005
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2005	September 30, 2005

Assets:
Current assets:
Cash and equivalents, $8,039 and $7,442 restricted at December 31, 2005 and September 30, 2005, respectively	$90,363	$109,041
Current portion of restricted investments in marketable securities	36,162	39,875
Accounts receivable, net of allowances for doubtful accounts of $23,724 and $22,921, at December 31, 2005 and September 30, 2005, respectively	205,050	184,616
Prepaid expenses and other current assets	37,344	37,185
Current portion of deferred income taxes	39,478	43,148

Total current assets	408,397	413,865

Property and equipment, net of accumulated depreciation of $174,965 and $161,229, at December 31, 2005 and September 30, 2005, respectively	791,209	783,359
Assets held for sale	3,911	3,911
Restricted investments in marketable securities	55,318	56,197
Deferred income taxes	6,820	7,972
Other long-term assets	95,252	94,850

Total assets	$1,360,907	$1,360,154

Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long-term debt	$4,163	$4,537
Accounts payable and accrued expenses	154,760	154,917
Current portion of self-insurance liability reserves	36,162	39,875

Total current liabilities	195,085	199,329

Long-term debt	404,839	405,633
Self-insurance liability reserves	59,248	58,995
Other long-term liabilities	41,287	39,548
Commitments and contingencies
Shareholders’ equity:
Common stock - par $0.01, 45,000,000 shares authorized at December 31, 2005 and September 30, 2005, 20,474,998 and 20,429,110 shares issued at December 31, 2005 and September 30, 2005, respectively	205	204
Additional paid-in capital	635,689	632,199
Retained earnings	74,359	62,673
Accumulated other comprehensive loss	(684)	(603)
Treasury stock at cost, 1,075,737 and 787,337 shares at December 31, 2005 and September 30, 2005, respectively	(42,787)	(32,096)
Common stock held in deferred compensation plan at cost, 171,067 and 163,135 shares at December 31, 2005 and September 30, 2005, respectively	(6,334)	(5,728)

Total shareholders’ equity	660,448	656,649

Total liabilities and shareholders’ equity	$1,360,907	$1,360,154

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended
	December 31, 2005	December 31, 2004

Net revenues	$430,593	$399,027
Operating expenses:
Salaries, wages and benefits	261,391	248,030
Other operating expenses	93,230	82,320
General and administrative costs	28,321	24,581
Provision for losses on accounts receivable and notes receivable	2,844	2,664
Loss on early extinguishment of debt	—	543
Lease expense	5,438	6,971
Depreciation and amortization expense	14,310	11,319
Interest expense	5,754	6,632

Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	19,305	15,967
Income tax expense	8,062	6,482

Income before equity in net income of unconsolidated affiliates and minority interests	11,243	9,485
Equity in net income of unconsolidated affiliates	667	1,111
Minority interests	(249)	(271)

Income from continuing operations	11,661	10,325
Income from discontinued operations, net of taxes	25	523

Net income	$11,686	$10,848

Per common share data:
Basic:
Income from continuing operations	$0.60	$0.52
Income from discontinued operations	0.00	0.03
Net income	$0.60	$0.54
Weighted average shares	19,462,199	20,022,643
Diluted:
Income from continuing operations	$0.59	$0.51
Income from discontinued operations	0.00	0.03
Net income	$0.59	$0.54
Weighted average shares	19,739,352	20,275,164

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(IN THOUSANDS)

	Three months ended
	December 31, 2005	December 31, 2004

Cash flows from operating activities:
Net income	$11,686	$10,848
Net charges included in operations not requiring funds	25,086	20,802
Changes in assets and liabilities:
Accounts receivable	(20,128)	617
Accounts payable and accrued expenses	1,482	(10,616)
Other, net	535	2,851

Total adjustments	6,975	13,654

Net cash provided by operating activities	18,661	24,502

Cash flows from investing activities:
Capital expenditures	(31,598)	(11,126)
Net sales (purchases) of restricted marketable securities	4,510	(2,187)
Purchase of eldercare centers	(5,023)	—
Proceeds from sales of eldercare assets	—	5,292
Other, net	6,284	905

Net cash used in investing activities	(25,827)	(7,116)

Cash flows from financing activities:
Repayment of long-term debt	(1,168)	(26,393)
Purchase of common stock for treasury	(10,691)	—
Proceeds from exercise of stock options	269	1,236
Other, net	78	—

Net cash used in financing activities	(11,512)	(25,157)

Net decrease in cash and equivalents	$(18,678)	$(7,771)
Cash and equivalents:
Beginning of period	109,041	126,071

End of period	$90,363	$118,300

Supplemental disclosure of cash flow information:
Interest paid	$7,557	$11,054
Taxes paid	3,455	2,247
Non-cash financing activities:
Capital leases	$—	$1,334

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

          GHC provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States.  At December 31, 2005, GHC had 211 owned, leased, managed and jointly owned eldercare centers with 25,711 beds.  Revenues of GHC’s owned and leased centers constitute approximately 89% of GHC’s revenues, and are presented in GHC’s segment information as inpatient services revenues.  Management fees earned from eldercare centers that are managed and/or jointly owned by GHC are included in all other revenues presented in GHC’s segment information.  See note 6 — “Segment Information.”

          GHC provides an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy.  These services are provided by approximately 4,900 licensed rehabilitation therapists and assistants employed or contracted at substantially all of the eldercare centers operated by GHC, as well as by contract to healthcare facilities operated by others and through any one of GHC’s 13 certified outpatient rehabilitation agencies.  After the elimination of intercompany revenues, the rehabilitation therapy services segment constitutes approximately 8% of GHC’s revenues.

          GHC also provides an array of other complementary services, including respiratory health services, physician services, hospitality services, staffing services and other healthcare related services.

          Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which requires the use of management’s estimates.  In the opinion of management, the unaudited condensed consolidated financial statements for the periods presented include all necessary adjustments for a fair presentation of the financial position and results of operations for the periods presented and all such adjustments are of a normal recurring nature.  Certain prior period balances have been reclassified to conform to the current period classification, the effect of which was not material.

          Factors Affecting Comparability of Financial Information

          During the three months ended September 30, 2005, the Company reevaluated the classification of certain of its leases and determined that five center leases previously classified as operating leases beginning in fiscal 2004 should have been classified as capital leases.  In addition, during the three months ended September 30, 2005, the Company determined it was not properly accounting for operating lease expense on a straight-line basis.   The correction of this accounting took place in the three months ended September 30, 2005 and had the effect of decreasing lease expense and increasing interest expense and depreciation expense.  As a result of the change in classification of these leases and the accounting for operating lease expense on a straight-line basis, the unaudited condensed consolidated statement of operations for the three months ended December 31, 2005 reflect an increase to depreciation expense of approximately $0.6 million, an increase to interest expense of approximately $0.6 million and a decrease to lease expense of approximately $1.1 million, resulting in a decrease to pre tax and net income of $0.1 million as compared to the three months ended December 31, 2004.  In fiscal 2005, management evaluated the quantitative and qualitative impact of the corrections, individually and in the aggregate, on previously reported periods, on the 2005 fiscal year and on earnings trends.  Based upon this evaluation, management concluded the errors were not material to the Company’s consolidated financial statements taken as a whole and recognized the errors in the period such errors were identified.

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

          It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or other governmental initiatives on GHC’s business and the business of the customers served by GHC’s rehabilitation therapy business.  Accordingly, there can be no assurance that the impact of any future healthcare legislation or regulation will not adversely affect GHC’s business.  There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs.  GHC’s financial condition and results of operations will be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

          Use of Estimates

          The Company has made a number of estimates relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  Some of the more significant estimates impact accounts receivable, long-lived assets and loss reserves for self-insured programs.  It is at least reasonably possible that GHC will revise its estimates significantly in the near term.  Any subsequent differences arising are recorded in the period in which they are determined.

(3)	Significant Transactions and Events

          Share Repurchase

          In February 2005, GHC’s board of directors authorized an increase to the size of its previously established share repurchase program from $25.0 million to $50.0 million of the Company’s common stock through December 31, 2005.  Share repurchases took place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions.  Under this program, 1,075,737 shares of common stock were repurchased at a cost of $42.8 million through December 31, 2005, of which 288,400 shares were repurchased at a cost of $10.7 million during the three months ended December 31, 2005.

          Purchase of Joint Venture Interests

          In December 2005, GHC deposited into escrow $4.1 million to acquire all of its joint venture partners’ interests in three skilled nursing facilities located in the State of West Virginia having a combined 208 beds.  GHC currently owns a 50% interest in and manages the operations of each of the three facilities, but upon completion of the transaction will own 100% of each facility and will therefore consolidate the related revenues, expenses and net assets.  In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (FIN46), GHC already consolidates the financial statements of one of the facilities and records minority interest to reflect its joint venture partners’ interests.  Because GHC extended this partnership mortgage financing, GHC is the primary beneficiary of the partnership , as defined by FIN 46, and is therefore

Back to Contents

required to consolidate it under FIN 46.  The combined annual revenues and pre tax income of the two unconsolidated facilities is approximately $10.0 million and $1.2 million, respectively.  The transaction, which is subject to GHC’s receipt of certain state regulatory approvals, is expected to be completed during GHC’s second or third fiscal quarter of 2006.

(4)	Earnings Per Share

          The computation of basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.  The computation of diluted net income per common share is calculated by dividing net income by the sum of the weighted average basic common shares and potentially dilutive securities.  GHC applies the treasury stock method in calculating potentially dilutive securities which assumes that the proceeds from the exercise of all GHC stock options and their related tax benefits are used to repurchase GHC common stock at the average market price for the period.  Beginning October 1, 2005 and in connection with the Company’s adoption of SFAS 123R (see note 7 — “Stock-Based Benefit Plans”), the assumed proceeds include the average amount of compensation cost for stock options during the reporting period attributed to future services and not yet recognized.  For the three months ended December 31, 2005 and 2004, GHC’s outstanding stock options yielded 169,566 and 139,532, respectively, potentially dilutive securities.  For the three months ended December 31, 2005 and 2004, GHC’s unvested restricted stock yielded an additional 107,587 and 112,989, respectively, potentially dilutive securities under the treasury stock method.

(5)	Comprehensive Income

          The following table sets forth the computation of comprehensive income for the three months ended December 31, 2005 and 2004 (in thousands):

	Three months ended December 31,
	2005	2004

Net income	$11,686	$10,848
Net unrealized loss on restricted investments in marketable securities	(81)	(317)

Total comprehensive income	$11,605	$10,531

          The unrealized loss on restricted investments in marketable securities is net of income tax benefits.  The income tax benefit for the three months ended December 31, 2005 was not significant.  The income tax benefit for the three months ended December 31, 2004 was $0.2 million.

(6)	Segment Information

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

Back to Contents

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
	Three months ended December 31,
(in thousands)	2005	2004

Revenues:
Inpatient services - external	$384,171	$354,136
Rehabilitation services:
External	35,970	32,195
Intersegment	22,175	19,780
All other services:
External	10,452	12,696
Intersegment	12,498	13,847
Elimination of intersegment revenues	(34,673)	(33,627)

Total net revenues	430,593	399,027

EBITDA (1):
Inpatient services	51,012	46,886
Rehabilitation services	3,552	2,339
All other services and corporate costs	(15,195)	(14,764)
Loss on early extinguishment of debt	—	(543)

Total EBITDA	39,369	33,918

Capital and other:
Depreciation and amortization expense	(14,310)	(11,319)
Interest expense	(5,754)	(6,632)
Income tax expense	(8,062)	(6,482)
Equity in net income of unconsolidated affiliates	667	1,111
Minority interests	(249)	(271)

Income from continuing operations	11,661	10,325
Income from discontinued operations, net of taxes	25	523

Net income	$11,686	$10,848

(1)
GHC defines EBITDA as earnings from continuing operations before equity in net income of unconsolidated affiliates, minority interests, interest expense, income taxes, depreciation and amortization.  EBITDA can be calculated through GHC’s unaudited condensed consolidated statements of operations by adding back interest expense, income taxes, depreciation and amortization, equity in net income of unconsolidated affiliates and minority interests’ costs to GHC’s income from continuing operations.

The EBITDA of the segments for the three months ended December 31, 2004 previously reported was adjusted to reflect incentive compensation expenses at the segment level.  This adjustment was made to conform to the current quarter presentation which includes such expenses at the segment level and for the change in GHC’s internal financial reporting during the quarter.

Back to Contents

          Total assets by segment at December 31, 2005 and September 30, 2005 were as follows (in thousands):

	December 31, 2005	September 30, 2005

Inpatient services	$969,201	$947,492
Rehabilitation therapy services	40,573	38,689
All other	351,133	373,973

Total assets	$1,360,907	$1,360,154

(7)	Stock-Based Benefit Plans

          Adoption of New Accounting Standard

          Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS 123R).  SFAS 123R establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee’s service period.  The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

          Generally, the approach in SFAS 123R to stock based payment accounting is similar to SFAS 123.  However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation cost in the statement of operations at their fair values.  Pro forma disclosure is no longer an alternative under SFAS 123R.

          The Company elected to adopt SFAS 123R using the modified prospective application method in which compensation cost is recognized beginning with the effective date (a) based upon the requirements of SFAS 123R for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

          Stock-Based Compensation Expenses

          The Company recorded stock-based compensation expense for the three months ended December 31, 2005 and 2004 as follows (in thousands):

	Three months ended
	December 31, 2005	December 31, 2004

Stock options	$573	$—
Stock incentive plan	1,773	846
Stock held in deferred compensation plan	(687)	476

Total	$1,659	$1,322

          The stock-based compensation expenses in the table above are presented before the effect of income taxes which were a benefit of $0.7 million and $0.5 million for the three months ended December 31, 2005 and 2004, respectively.  Net income was reduced $1.0 million and $0.8 million for the three months ended December 31, 2005 and 2004, respectively, as a result of stock-based compensation expenses.

          The Company’s stock option and stock incentive plans are more fully described under their respective sections below.  Stock held in deferred compensation plan is associated with a non-qualified deferred compensation plan established in fiscal 2004 for certain employees.  Under the provisions of the plan, a rabbi trust was established to

Back to Contents

maintain the amount of compensation deferred by the participants.  A rabbi trust is a funding vehicle used to protect deferred compensation benefits from various events, excluding bankruptcy or insolvency.  Certain of the plan participants have elected to invest their deferred compensation in GHC stock units, which effectively mirror the performance of GHC’s common stock.  To satisfy this portion of the Company’s obligation under the plan, GHC held 171,067 shares of its common stock in the rabbi trust at December 31, 2005.  The Company funds the rabbi trust with an amount of shares of GHC common stock that approximates the number of stock units invested by plan participants.  In accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” (EITF 97-14), the Company has recorded the $6.3 million cost of the shares of common stock as a reduction of shareholders’ equity at December 31, 2005.  Also, as prescribed by EITF 97-14, the Company is required to recognize future changes in the fair value of the common stock units as designated by the plan participants in the deferred compensation plan as periodic charges or credits to compensation cost.  For the three months ended December 31, 2005 and 2004, GHC recognized $(0.7) million and $0.5 million, respectively, of net compensation (benefit) cost from such changes in the fair value of the common stock units of the deferred compensation plan.

          Prior to October 1, 2005, as permitted by SFAS 123, the Company accounted for share-based payments to employees using APB 25’s intrinsic value method and recognized no compensation cost for employee stock options in prior years.  Had the Company adopted SFAS 123R prior to October 1, 2005, the impact of that standard would have approximated the impact of SFAS 123 in the disclosure of pro forma net income and earnings per share described as follows (in thousands, except per share data):

Three months ended December 31, 2004

Net income, as reported	$10,848
Adjustments:
Stock-based compensation included in net income, net of tax effects	793
Stock-based compensation determined under fair value based method, net of tax effects	(1,605)

Pro forma net income	$10,036

Per common share data:
Basic:
Net income as reported	$0.54
Net income pro forma	$0.50
Diluted:
Net income as reported	$0.54
Net income pro forma	$0.49

          The Company previously reported diluted (pro forma) net income per share of $0.49 for the three months ended December 31, 2004.  The revised diluted (pro forma) net income per share of $0.50 per share reflects changes to the Company’s previous assumptions regarding expected volatility, expected life and the related tax effects of stock options.  These changes were prompted by the Company’s evaluation of more recent guidance regarding the application and methods used to determine fair value based compensation expense.

Back to Contents

          Stock Option Plan

          GHC has a stock option plan that provides for the grant of incentive stock options and non-qualified stock options for officers, key employees and non-employee directors.  A total of 1,500,000 shares of GHC common stock were reserved for issuance under the stock option plan, of which 123,000 were available for grant at December 31, 2005.  The exercise price of each stock option equals 100% of the market price of GHC’s common stock on the date of grant and generally each stock option has a maximum term of 10 years.  Stock options are generally subject to vesting, which means the optionee earns the right to exercise an increasing number of the shares underlying the option over a specific period of time only if he or she continues to provide services to GHC over that period.  Options generally vest quarterly over three years and provide for accelerated vesting if there is a change in control of the Company, as defined in the option grant.  The Company distributes newly issued common shares to satisfy its obligations under the stock option plan.

          The fair value of each option award granted prior to October 1, 2005 was estimated on the date of grant using a Black-Scholes-Merton option valuation model.  The fair value of each option award granted after the October 1, 2005 adoption of SFAS 123R is estimated on the grant date using a lattice-based binomial option pricing model.  Because GHC was a newly formed public company effective December 1, 2003, expected volatility is based on the historical volatility of similar companies and also on the implied volatility from traded options on the stocks of similar companies.  The risk free rate for the expected life of each option award is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected term of each option award used as an input to the Black-Scholes-Merton option valuation model is derived from the output of a lattice-based option valuation model, in which option exercise and employee termination rates are based on published research studies regarding executive behavior in these areas.  A range of expected terms results from certain groups of employees exhibiting different behavior and from the graded vesting nature of the awards.

          The weighted average fair value of stock options of $17.47 per share for options granted during the three months ended December 31, 2005 was determined using the lattice-based binomial option pricing model with the following assumptions:  expected volatility (46%), weighted average expected life (6.6 years), weighted average risk free rate of return (4.35%) and dividend yield (0.00%).  There were no stock options granted during the three months ended December 31, 2004.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of GHC stock options granted during the three months ended December 31, 2005 and are consistent with those used in prior disclosures in the footnotes to the 2005 GHC Annual Report on Form 10-K for the year ended September 30, 2005.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123R.

Back to Contents

          Changes to the stock option plan for the three months ended December 31, 2005 are as follows:
	Shares	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life

Outstanding at October 1, 2005	576,976	$23.72

Granted	477,000	36.40
Exercised	(12,062)	24.55	$195

Outstanding at December 31, 2005	1,041,914	29.51	7,303	8.96

Exercisable at December 31, 2005	267,409	$23.53	$3,474	8.08

          No stock options were forfeited or expired during the three months ended December 31, 2005.  Cash received from stock option exercises totaled $0.3 million and $1.2 million in the three months ended December 31, 2005 and 2004, respectively.

          The following table summarizes information about stock options outstanding at December 31, 2005:

	Stock Options Outstanding			Stock Options Exercisable

Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$20.00 - $29.99	564,914	8.13	$23.69	267,409	8.08	$23.53
$30.00 - $39.99	477,000	9.96	$36.40	—	—	$—

          The following table presents information regarding unvested option activity during the three month period ended December 31, 2005:

	Non-Vested Number of Options	Weighted Average Grant-Date Fair Value

Non-vested at October 1, 2005	381,263	$13.53
Granted	477,000	17.47
Vested	(83,758)	13.20

Non-vested at December 31, 2005	774,505	$16.00

          As of December 31, 2005, there was $8.2 million of total unrecognized compensation cost related to non-vested stock options granted under the plan.  That cost is expected to be recognized over the remaining weighted-average period of 1.4 years.

Back to Contents

          Stock Incentive Plan

          GHC has a stock incentive plan that provides for the grant of restricted stock to certain GHC officers, directors and employees.  The number of shares of common stock available for issuance under the 2003 stock incentive plan is 1,000,000, of which 175,750 shares are available for grant at December 31, 2005.  Restrictions on the awards to GHC employees typically vest quarterly over a five year period from the date of grant such that the employee cannot sell or trade the restricted stock until it becomes vested.  In fiscal 2004 and fiscal 2005, GHC made annual restricted stock grants of $95,000 worth of shares of its common stock to each of its seven non-employee directors.  In the three months ended December 31, 2005, GHC made its fiscal 2006 annual grant of restricted shares to its seven non-employee directors each having a market value of $105,000.  All restricted stock grants made to non-employee directors vest on the earlier of three years from the date of grant or the date the director no longer serves as a member of the board.  During the three months ended December 31, 2005, GHC granted 141,750 restricted shares to employees with a grant date fair value of $40.87 per share. The Company distributes newly issued common shares to satisfy its obligations under the stock incentive plan.

          GHC recognizes compensation expense ratably over each quarterly vesting period at the market value of GHC’s common stock on the grant date.  GHC recorded compensation expense of $1.8 million and $0.8 million in the three months ended December 31, 2005 and 2004, respectively, for employee and director restricted stock grants.

          The following table presents restricted stock activity during the three months ended December 31, 2005:

	Non-Vested Number of Shares	Weighted Average Grant-Date Fair Value

Non-vested at October 1, 2005	492,253	$22.32
Granted	159,085	41.04
Vested and Distributed	(33,826)	22.73
Forfeited	(650)	21.95

Non-vested at December 31, 2005	616,862	$24.68

          As of December 31, 2005, there was $15.2 million of total unrecognized compensation cost related to non-vested restricted stock granted.  This unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 3.7 years.

(8)	New Accounting Pronouncements

          The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

          In November 2005, the final version of FASB Staff Position (FSP) SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP SFAS 115-1) was issued and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss.  FSP SFAS 115-1 also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  FSP SFAS 115-1 replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary impairment determinations (principally SFAS No. 115 and Staff Accounting Bulletin No. 59).  Under FSP SFAS 115-1, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date.  FSP SFAS 115-1 also requires that an investor recognize an

Back to Contents

other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale.  FSP SFAS 115-1 is effective for reporting periods beginning after December 15, 2005, or January 1, 2006 for GHC.  As the majority of GHC’s investments are investment grade government and corporate debt securities that have maturities of five years or less, it does not expect FSP SFAS 115-1 to have a material impact on its consolidated financial statements.

          Matters Involving Convertible Debt Instruments

          In September 2005, the FASB ratified the EITF’s Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (EITF 05-7), which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt).  This treatment should be applied to future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005, or January 1, 2006 for GHC.  The adoption of EITF 05-7 is not expected to have a material impact on the Company’s financial statements.

          In September 2005, the FASB ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.” (EITF 05-8).  Under EITF 05-8, the issuance of convertible debt with a beneficial conversion feature results in a basis difference for purposes of applying SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).  The Task Force reached a consensus that the basis difference that results from the issuance of convertible debt with a beneficial conversion feature is a temporary difference for purposes of applying SFAS 109, and that such temporary difference should be recorded as an adjustment to additional paid-in capital.  This treatment should be applied to the first financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005, or January 1, 2006 for GHC.  The adoption of EITF 05-8 is not expected to have a material impact on the Company’s financial statements.

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

          General Partner Control of Limited Partnerships

          In June 2005, the EITF reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). This consensus applies to voting right entities not within the scope of FIN 46(R) in which the investor is the general partner(s) in a limited partnership or functional equivalent. The EITF consensus is that the general partner(s) in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements. The general partner(s) may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner through substantive kick-out rights that can be exercised without having to show cause; or (b) substantive participating rights in managing the

Back to Contents

partnership. This guidance became immediately effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, or October 1, 2006 for the Company. The Company continues, but has not completed, evaluating the impact of applying the provisions of EITF No. 04-5 to its existing unconsolidated joint venture partnerships, but does not expect the adoption will have a material impact on its consolidated financial statements.

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

          Accounting for Conditional Asset Retirement Obligations

          In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of SFAS No. 143,” (FIN 47). This interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective no later than the end of all fiscal years ending after December 15, 2005, or September 30, 2006 for GHC. Retrospective application for interim financial information is permitted but is not required. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

(9)	Commitments and Contingencies

          GHC is a party to litigation and regulatory investigations arising in the ordinary course of business.  Management does not believe the results of such litigation or regulatory investigations would have a material adverse effect on the financial position of GHC.

          At December 31, 2005 GHC has:

•	extended $4.1 million in working capital lines of credit to certain jointly owned and managed companies, of which $2.2 million was unused;

•	posted $1.8 million of outstanding letters of credit to guarantee the performance to third parties of various trade activities; and

•	provided $0.3 million of financial guarantees related to loan commitments of one jointly owned and managed company.

(10)	Condensed Consolidating Financial Statements of Genesis HealthCare Corporation and Subsidiaries

          The following condensed consolidating financial statements of GHC and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

          These unaudited condensed consolidating financial statements have been prepared on the same basis of accounting as the unaudited condensed consolidated financial statements.  GHC is the borrower under a senior credit facility, senior subordinated notes and convertible senior subordinated debentures.  In April 2004, GHC filed a registration statement on Form S-4 with the Securities and Exchange Commission in connection with the exchange offer relating to the senior subordinated notes.  In July 2004, upon the expiration of the exchange offer, $224.0 million aggregate principal amount of senior subordinated notes registered under the Securities Act of 1933, as amended, were exchanged for the unregistered notes issued in October 2003.  The aggregate principal amount of $1.0 million of unregistered notes was not exchanged and remains outstanding.  In March 2005, GHC completed the private placement of its 2.5% convertible senior subordinated debentures due 2025 to qualified institutional buyers

Back to Contents

under Rule 144A of the Securities Act of 1933, as amended.  In June 2005, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of the convertible senior subordinated debentures and the relating guarantees and underlying common stock.  The senior subordinated notes and the convertible senior subordinated debentures are fully and unconditionally guaranteed on a joint and several basis by certain 100% owned subsidiaries of GHC (Guarantors).  Non-guarantor subsidiaries do not guarantee the senior subordinated notes or the convertible senior subordinated debentures and principally consist of Liberty Health Corporation (LHC), GHC’s wholly owned insurance captive, and certain separately mortgaged eldercare centers (Non-guarantors).  The following tables present the unaudited condensed consolidating financial statements of GHC (Parent), the Guarantors and the Non-guarantors.

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2005
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Assets:
Current assets	$128,267	$232,226	$50,157	$(2,253)	$408,397
Property and equipment, net	25,805	758,213	7,191	—	791,209
Other long-term assets	110,630	23,817	67,053	(40,199)	161,301
Investments in subsidiaries	478,134	—	—	(478,134)	—
Intercompany receivables	373,909	—	—	(373,909)	—

Total assets	$1,116,745	$1,014,256	$124,401	$(894,495)	$1,360,907

Liabilities and shareholders’ equity:
Current liabilities	$64,338	$93,441	$38,940	$(1,634)	$195,085
Intercompany payables	—	363,767	10,142	(373,909)	—
Long-term debt	338,285	58,906	12,091	(4,443)	404,839
Other long-term liabilities	53,674	993	47,550	(1,682)	100,535
Shareholders’ equity	660,448	497,149	15,678	(512,827)	660,448

Total liabilities and shareholders’ equity	$1,116,745	$1,014,256	$124,401	$(894,495)	$1,360,907

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2005
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Assets:
Current assets	$150,087	$211,733	$52,090	$(45)	$413,865
Property and equipment, net	25,043	751,055	7,261	—	783,359
Other long-term assets	104,668	25,738	67,352	(34,828)	162,930
Investments in subsidiaries	424,662	—	—	(424,662)	—
Intercompany receivables	397,272	—	—	(397,272)	—

Total assets	$1,101,732	$988,526	$126,703	$(856,807)	$1,360,154

Liabilities and shareholders’ equity:
Current liabilities	$54,979	$98,287	$47,596	$(1,533)	$199,329
Intercompany payables	—	391,104	6,168	(397,272)	—
Long-term debt	338,780	59,185	12,111	(4,443)	405,633
Other long-term liabilities	51,324	1,611	47,289	(1,681)	98,543
Shareholders’ equity	656,649	438,339	13,539	(451,878)	656,649

Total liabilities and shareholders’ equity	$1,101,732	$988,526	$126,703	$(856,807)	$1,360,154

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2005
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$1,690	$449,269	$14,307	$(34,673)	$430,593
Equity in net income of subsidiaries	40,202	—	—	(40,202)	—
Operating expenses	29,571	375,839	14,823	(34,447)	385,786
Lease expense	446	4,992	—	—	5,438
Depreciation and amortization expense	2,789	11,422	99	—	14,310
Interest expense	4,529	1,061	260	(96)	5,754

Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	4,557	55,955	(875)	(40,332)	19,305
Income tax (benefit) expense	(6,138)	14,810	(358)	(252)	8,062

Income (loss) before equity in net income of unconsolidated affiliates and minority interests	10,695	41,145	(517)	(40,080)	11,243
Equity in net income of unconsolidated affiliates	905	—	—	(238)	667
Minority interests	—	—	—	(249)	(249)

Income (loss) from continuing operations	11,600	41,145	(517)	(40,567)	11,661
Income (loss) from discontinued operations, net of taxes	86	(118)	57	—	25

Net income (loss)	$11,686	$41,027	$(460)	$(40,567)	$11,686

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2004
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$1,350	$414,485	$16,819	$(33,627)	$399,027
Equity in net income of subsidiaries	29,888	—	—	(29,888)	—
Operating expenses	25,174	351,031	15,394	(33,461)	358,138
Lease expense	505	6,536	(70)	—	6,971
Depreciation and amortization expense	2,025	9,130	164	—	11,319
Interest expense	6,037	428	240	(73)	6,632

Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(2,503)	47,360	1,091	(29,981)	15,967
Income tax (benefit) expense	(11,984)	18,284	421	(239)	6,482

Income before equity in net income of unconsolidated affiliates and minority interests	9,481	29,076	670	(29,742)	9,485
Equity in net income of unconsolidated affiliates	1,367	—	—	(256)	1,111
Minority interests	—	—	—	(271)	(271)

Income from continuing operations	10,848	29,076	670	(30,269)	10,325
Income (loss) from discontinued operations, net of taxes	—	740	(217)	—	523

Net income	$10,848	$29,816	$453	$(30,269)	$10,848

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2005
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Consolidated

Net cash (used in) provided by operating activities	$(29,196)	$51,817	$(3,960)	$18,661
Net cash (used in) provided by investing activities	(3,154)	(27,405)	4,732	(25,827)
Net cash provided by (used in) financing activities	16,085	(27,603)	6	(11,512)

Net (decrease) increase in cash and equivalents	$(16,265)	$(3,191)	$778	$(18,678)

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

          For a description of our material challenges and risks, including an analysis of industry trends and the effect of recent legislation on our operations, see “Risk Factors — Risks Related to Our Business” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.  The following discussion and analysis of our results of operations and financial condition for the three months ended December 31, 2005 and 2004 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, and the overview summarizing the key matters on which our management focuses in evaluating our financial condition and operating performance included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Revenue Sources

          We receive revenues from Medicare, Medicaid, private insurance, self-pay residents and other third-party payors.  Our rehabilitation therapy services and other service related businesses also receive revenues from skilled nursing facilities that utilize our services.

          The sources and amounts of our revenues are determined by a number of factors, including licensed bed capacity and occupancy rates of our skilled nursing centers, the mix of patients and the rates of reimbursement among payors.  Likewise, payment for ancillary medical services, including services provided by our rehabilitation therapy services business, vary based upon the type of payor and payment methodologies.  Changes in these and other factors could significantly affect our profitability.

          On July 28, 2005, the Centers for Medicare and Medicaid Services (CMS) released the final fiscal 2006 skilled nursing facility prospective payment rules, including refinement to the resource utilization group (RUG) classification system (RUGs refinement).  Effective October 1, 2005, the skilled nursing facility prospective payment rates were increased by a 3.1% annual inflation update factor.  Effective January 1, 2006, the rules established nine new payment classifications, altered the case-mix weights for the remaining 44 RUG payment categories and adjusted upward the nursing component of most RUG payment categories.  Excluding the additional 3.1% annual inflation factor, and after considering the distribution of our Medicare patient population under the new system, RUGs refinement is expected to reduce our Medicare payment rates approximately $9 per patient day beginning January 1, 2006, thereby reducing fiscal 2006 revenue and EBITDA approximately $7.5 million and reducing net income approximately $4.5 million.

          The federal budget for 2006 proposes to reduce by 30% the amount that Medicare reimburses skilled nursing facilities and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles.  As proposed by CMS, the reduction would be phased-in over a three-year period at 10% per year.  Based on our current volume of Medicare coinsurance bad debts, this proposed rule would reduce our EBITDA and net income by $1.8 million and $1.1 million in the first year, respectively.   On February 1, 2006, the U.S. House of Representatives completed action on the Deficit Reduction Reconciliation Act, sending the legislation to the President to sign into law.  This enactment substantially modified the proposed bad debt provision.  Under the enactment, the 30% bad debt penalty would apply only to “collectible” bad debt (non-government payors), effective for cost report years beginning on or after October 1, 2005. The impact of the final law on fiscal 2006 EBITDA and net income is not expected to be material.

          The Medicare Prescription Drug Improvement and Modernization Act (MMA), enacted on December 8, 2003, created a new Medicare prescription drug benefit, created incentives for greater private competition within Medicare, adjusted coverage and payment terms for a number of providers and Medicare Part B prescription drugs, and reformed the administration of the Medicare benefit.  The MMA may have an impact on institutional pharmacy services provided in the long-term care setting.  The law constitutes a significant overhaul of the Medicare system, including provisions to provide subsidies to insurers and managed care organizations, and establishes mechanisms to allow private healthcare coverage plans to compete with Medicare, initially on a pilot basis.

          The MMA suspended application of payment caps (therapy caps) on Medicare Part B rehabilitation through December 31, 2005.  CMS announced in its publication of the final 2006 physician fee schedules the implementation of the therapy caps effective January 1, 2006.  CMS has reinstated the therapy caps.  The therapy caps will be increased to an annual allowance of $1,740 for occupational therapy and another $1,740 annual allowance for

Back to Contents

physical therapy and speech therapy, combined.  Included in the Deficit Reduction Reconciliation Act is a provision that directs CMS to develop an exceptions process for medically necessary therapy services for beneficiaries that would exceed the cap. The provision establishes a 10-day exceptions request process.  CMS has not issued guidance on how it will implement the exceptions process.  Absent Congressional direction, no assurances can be made as to the amount of time required for CMS to establish an exceptions process.  Given the uncertainty of the instructions CMS will establish for an exceptions process, we are unable to predict the impact of the Medicare Part B therapy caps, or the exceptions process on our financial condition and operating results.  We believe therapy caps will reduce our revenue, EBITDA and net income.

          Effective January 1, 2006, under the MMA, Medicaid coverage of prescription drugs for Medicare beneficiaries who are also eligible for Medicaid have been shifted to the Medicare program (Medicare Part D).  These residents are referred to as “dual eligibles.”  This change has affected a significant percentage of residents in our nursing facilities.

          As a result of shifting prescription drug coverage from Medicaid to Medicare through private plans, the MMA could affect the ability of long-term care pharmacies to provide pharmacy service to our residents.  CMS announced final regulations relating to the MMA on January 21, 2005, and provided specific sub-regulatory guidance for long-term care on March 16, 2005.  The final regulations specifically require the new prescription drug plans and Medicare Advantage Plans that offer prescription drug coverage to provide convenient access to long-term care pharmacies and to offer standard contracts to all long-term care pharmacies within the plans’ service areas that meet performance standards to be specified by CMS.  Currently, under contract, Omnicare, Inc., through its wholly owned subsidiary, provides services required by federal law for residents.  Under Medicare Part D, reimbursement for such services shifted with the new Medicare benefit being the primary purchaser for prescription drugs.  All dual eligible participants were auto-assigned to private drug plans (PDPs).  Our long-term care pharmacy provider negotiates its payment terms directly with the PDPs.  Implementation of the new benefit has been challenging; however, our residents received medically necessary medication on a timely basis.  CMS has re-issued instructions on transition period drugs and the agency has transmitted a letter assuring nursing homes that they should not have financial obligations caused by any CMS system problems.  CMS has been responsive to issues as they have been identified and transmitted.  Additionally, in a number of states, special provisions are being implemented under the state Medicaid plans to safeguard individuals converted to the new Medicare Part D benefit.  However, given the scale of the conversion, and the voluntary nature of Medicare Part D enrollment for other than dually eligible residents, it is still too soon to evaluate the benefit’s impact.  At this time, we do not yet know whether payment rates for the prescription drugs provided by these plans will be sufficient to cover the costs of the pharmacy needs of nursing home residents or whether the formulary and utilization controls will be disruptive.  There continues to be a risk that the implementation of the MMA may disrupt pharmacy services to our facilities.  We have a special operating task force in place to help facilities with the transition to the new Medicare Part D benefit.  Any such change or reduction in long-term care pharmacy services could create additional cost for us, reduce our ability to meet quality standards and disrupt service delivery to our residents.

          Moreover, the MMA covers most prescription drugs, insulin and certain insulin supplies, and approved vaccines.  However, certain drugs are excluded from coverage under the new Medicare benefit in Part D, including several drugs that are commonly prescribed for nursing home and other long-term care residents.  A number of states announced that they will continue to cover these excluded drugs under their Medicaid plans, however, there remains the possibility that certain physician ordered medications may fall outside of the PDPs’ and/or Medicaid’s formularies thereby requiring us to bear the cost of these drugs.

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

          By law, Medicare reimbursement for physician and non-physician professional services (including Medicare Part B physical therapy, speech pathology and occupational therapy services) are based on fee schedules.  CMS has

Back to Contents

published final payment rules for calendar year 2006.  As part of the Deficit Reduction Reconciliation measure, Congress intervened to prevent a reduction in average payments established as part of the final 2006 fee schedule rules.  The legislative provision maintains current rates rather than the announced 4.4% reduction.  Anticipating final passage, CMS has issued a letter indicating that it will expeditiously correct the fee schedules once the legislation is signed into law.  Although we are unable to predict the outcome of these measures, a reduction in payment for professional services would have an adverse effect on our business, results of operations, financial position and cash flows.

          The President delivered his State-of-the-Union address on January 31, 2006. Details of his proposed work plan were unveiled on February 6, 2006 when the White House transmitted to the Congress the proposed fiscal 2007 federal budget. Preliminary evaluation suggests the President recommends curtailing the growth of outlays for Medicare and Medicaid.  New initiatives and spending decisions will be examined by the Congress.  At this time, we have insufficient information to evaluate the recommendations, or to predict the outcome of Congressional considerations.

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

          Medicaid funding is set annually.  States have completed legislative actions on their fiscal year 2006 state budgets.  We expect our average Medicaid rate per patient day to increase between approximately 2% to 3% in our fiscal 2006.  Generally, state fiscal 2007 budgets will be finalized by mid-year.  The governors in a number of states where we operate have announced proposed fiscal 2007 budgets and state legislatures are beginning the process of review and ratification.  In other states, the process begins a little later.

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

          Nursing home provider assessments have been implemented in eight states where we operate (Massachusetts, West Virginia, Rhode Island, North Carolina, New Hampshire, Pennsylvania, New Jersey and Connecticut).  Three of these plans received federal approval during the past year and impacted our results for the quarter ended December 31, 2005.  In January 2005, CMS approved the Pennsylvania provider assessment.  The Pennsylvania provider assessment, which was retroactive to July 1, 2003 and will expire on June 30, 2007, was recognized cumulatively in the quarter ended March 31, 2005.  Recognition of the Pennsylvania provider assessment resulted in increased revenue of $4.8 million in the three months ended December 31, 2005 compared to the same period in the prior year, with no material impact on EBITDA or net income.  In February 2005, CMS approved the New Jersey provider assessment.  The New Jersey provider assessment, which was retroactive to July 1, 2004 and will expire on June 30, 2006, was recognized cumulatively in the quarter ended March 31, 2005.  Recognition of the New Jersey provider assessment resulted in increased revenue, EBITDA and net income of $4.7 million, $1.4 million and $0.8 million, respectively, in the three months ended December 31, 2005 compared to the same period in the prior year.  The Connecticut provider assessment, which was retroactive to July 1, 2005, was recognized in the quarter ended September 30, 2005.  Recognition of the Connecticut provider assessment resulted in increased revenue, EBITDA and net income of $1.9 million, $0.6 million and $0.3 million, respectively, in the three months ended December 31, 2005 compared to the same period in the prior year.

          The Commonwealth of Pennsylvania has proposed a reduction in the reimbursement allowance under its provider assessment program effective July 1, 2005 through June 30, 2006.  If the proposed reduction is made final

Back to Contents

as expected, the amount we must pay the Commonwealth under this program will exceed the amount we are reimbursed.  If the proposed reduction is made final, our fiscal 2006 revenue and EBITDA would be reduced approximately $2.4 million, and our net income would be reduced approximately $1.4 million or $0.08 per diluted share compared to the provider assessment in place prior to July 1, 2005.  We believe this adjustment is unique to the methodology used by the Commonwealth in implementing its Medicaid provider assessment plan.  The Commonwealth has indicated that provider assessment payments made for fiscal years 2003 through 2005 were based on lower than actual Medicaid utilization.  Adjustments in the reimbursement allowance are meant to correct faulty assumptions underlying payment amounts for the prior two years.  Decisions on whether the Commonwealth will go forward with the reductions or seek supplemental funding are expected as part of the upcoming budget release scheduled for February 8, 2006. Aside from the budget issues, the Commonwealth has a mandate to redesign its nursing home payment system before the beginning of its next fiscal year, July 1, 2006. It is premature to determine the impact of the outcome of the payment system re-design.

          The President’s proposed federal budget for fiscal year 2006 included proposed reform of the Medicaid program to cut a total of $60.0 billion in projected Medicaid expenditure growth over 10 years, including a provision that would reduce the maximum amount of provider taxes that a state may impose on providers for purposes of qualifying for federal matching funds from 6% of a state’s Medicaid outlay to 3%.  Congress, during consideration of its fiscal year 2006 First Congressional Budget Resolution, scaled back the proposed Medicaid reductions.  The final fiscal year 2006 First Congressional Budget Resolution established a Medicaid Commission authorized to make specific policy recommendations, while agreeing to defer Medicaid cuts during fiscal year 2006, and providing reconciliation instructions to Congress to make $10.0 billion in Medicaid reductions during fiscal years 2007 to 2011.  As part of the Deficit Reduction Reconciliation legislation, Congress further modified its Medicaid targets.  Under the final conference committee report, proposed Medicaid cuts were scaled back to $6.9 billion over 5 years.  Congress recessed before completing action on this legislation.  We cannot predict the extent of the impact that such decrease, if any, in spending by the federal government will have on our financial condition and results of operations.

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

Significant Transactions and Events

          Share Repurchase

          In February 2005, our board of directors authorized an increase to the size of our previously established share repurchase program from $25.0 million to $50.0 million of our common stock through December 31, 2005.  Share repurchases took place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions.  Under this program, 1,075,737 shares of common stock were repurchased at a cost of $42.8 million through December 31, 2005, of which 288,400 shares were repurchased at a cost of $10.7 million during the three months ended December 31, 2005.

Back to Contents

          Purchase of Joint Venture Interests

          In December 2005, we deposited into escrow $4.1 million to acquire all of our joint venture partners’ interests in three skilled nursing facilities located in the State of West Virginia having a combined 208 beds.  We currently own a 50% interest in and manage the operations of each of the three facilities, but upon completion of the transaction will own 100% of each facility and will therefore consolidate the related revenues, expenses and net assets.  In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (FIN46), we already consolidate the financial statements of one of the facilities and record minority interest to reflect our joint venture partners’ interests.  Because we extended this partnership mortgage financing, we are the primary beneficiary of the partnership, as defined by FIN 46, and are therefore required to consolidate it under FIN 46.  The combined annual revenues and pre tax income of the two unconsolidated facilities is approximately $10.0 million and $1.2 million, respectively.  The transaction, which is subject to our receipt of certain state regulatory approvals, is expected to be completed during our second or third fiscal quarter of 2006.

          Adoption of New Accounting Standard for Share-Based Payments

          Effective October 1, 2005, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS 123R).  SFAS 123R establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee’s service period.  We previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

          Generally, the approach in SFAS 123R to stock based payment accounting is similar to SFAS 123.  However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation cost in the statement of operations at their fair values.  Pro forma disclosure is no longer an alternative under SFAS 123R.

          We elected to adopt SFAS 123R using the modified prospective application method in which compensation cost is recognized beginning with the effective date (a) based upon the requirements of SFAS 123R for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

          We recorded stock-based compensation expense for the three months ended December 31, 2005 and 2004 as follows (in thousands):
	Three months ended
	December 31, 2005	December 31, 2004

Stock options	$573	$—
Stock incentive plan	1,773	846
Stock held in deferred compensation plan	(687)	476

Total	$1,659	$1,322

          The adoption of SFAS 123R is expected to reduce fiscal 2006 diluted earnings per share approximately $0.10. As of December 31, 2005, there was $8.2 million of total unrecognized compensation cost related to non-vested stock options granted under our stock option plan, which is expected to be recognized over the remaining weighted-average period of 1.4 years.  As of December 31, 2005, there was $15.2 million of total unrecognized compensation cost related to non-vested restricted stock granted under the stock incentive plan, which is expected to be recognized over the remaining weighted-average period of 3.7 years.

Back to Contents

          A detailed description of the components of stock based compensation and the assumptions and methodologies used to determine fair value are described in note 7 — “Stock-Based Benefit Plans — Stock-Based Compensation Expenses” to the unaudited condensed consolidated financial statements.

Results of Operations

          Reasons for Non-GAAP Financial Disclosure

          The following discussion includes EBITDA which is a non-GAAP financial measure.  For purposes of SEC Regulation G, a non-GAAP financial measure is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statements of operations, balance sheet or statements of cash flows (or equivalent statements) of the registrant; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented.  In this regard, GAAP refers to accounting principles generally accepted in the United States of America ..  Pursuant to the requirements of Regulation G, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

          Management believes that the presentation of EBITDA provides useful information to investors regarding our results of operations because it is useful for trending, analyzing and benchmarking the performance and value of our business.  We use EBITDA primarily as a performance measure and believe that the GAAP financial measure most directly comparable to EBITDA is net income.  We use EBITDA as a measure to assess the relative performance of our eldercare properties and our other operating businesses, as well as the employees responsible for operating such businesses.  EBITDA is useful in this regard because it does not include such costs as interest expense, income taxes and depreciation and amortization expense which may vary from business unit to business unit depending upon such factors as the method used to finance the original purchase of the business unit or the tax law in the state in which a business unit operates.  By excluding such factors when measuring financial performance, many of which are outside of the control of the employees responsible for operating our business units, management is better able to evaluate operating performance of the business unit and the employees responsible for business unit performance.  Consequently, management uses EBITDA to determine the extent to which our employees have met performance goals, and therefore may or may not be eligible for incentive compensation awards.  We also use EBITDA in our annual budget process.  We believe EBITDA facilitates internal comparisons to historical operating performance of prior periods and external comparisons to competitors’ historical operating performance.  Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not consider certain material costs necessary to operate our business.  These costs include the cost to service our debt, the non-cash depreciation and amortization associated with our long-lived assets, the cost of our federal and state tax obligations, our share of the earnings or losses of our less than 100% owned operations and the operating results of our discontinued businesses.  Because EBITDA does not consider these important elements of our cost structure, a user of our financial information who relies on EBITDA as the only measure of our performance could draw an incomplete or misleading conclusion regarding our financial performance.  Consequently, a user of our financial information should consider net income an important measure of our financial performance because it provides the most complete measure of our performance.

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

          EBITDA should be considered in addition to, not as substitutes for, or superior to, GAAP financial measures.

Back to Contents

	Three months ended December 31,
(in thousands)	2005	2004

Net income	$11,686	$10,848
Add back:
Income from discontinued operations, net of taxes	(25)	(523)
Equity in net income of unconsolidated affiliates	(667)	(1,111)
Minority interests	249	271
Income tax expense	8,062	6,482
Interest expense	5,754	6,632
Depreciation and amortization expense	14,310	11,319

EBITDA	$39,369	$33,918

          Factors Affecting Comparability of Financial Information

          During the three months ended September 30, 2005, we reevaluated the classification of certain of our leases and determined that five center leases previously classified as operating leases beginning in fiscal 2004 should have been classified as capital leases.  In addition, during the three months ended September 30, 2005, we determined we were not properly accounting for operating lease expense on a straight-line basis.  The correction of this accounting took place in the three months ended September 30, 2005 and had the effect of decreasing lease expense and increasing interest expense and depreciation expense.  As a result of the change in classification of these leases and the accounting for operating lease expense on a straight-line basis, the unaudited condensed consolidated statement of operations for the three months ended December 31, 2005 reflect an increase to depreciation expense of approximately $0.6 million, an increase to interest expense of approximately $0.6 million and a decrease to lease expense of approximately $1.1 million, resulting in a decrease to pre tax and net income of $0.1 million as compared to the three months ended December 31, 2004.  In fiscal 2005, management evaluated the quantitative and qualitative impact of the corrections, individually and in the aggregate, on previously reported periods, on the 2005 fiscal year and on earnings trends.  Based upon this evaluation, management concluded the errors were not material to our consolidated financial statements taken as a whole and recognized the errors in the period such errors were identified.

          Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

          In the current quarter, revenues were $430.6 million, an increase of $31.6 million, or 7.9%, over the same period in the prior year.  Of this growth, inpatient services revenue increased by $30.0 million, external rehabilitation therapy services revenue increased by $3.8 million and other businesses revenue decreased by $2.2 million.

          The $30.0 million of revenue growth in our inpatient services segment is primarily attributed to increased payor rates.  In aggregate, payor rates increased by $24.4 million versus the prior year quarter with $14.7 million of such increase occurring in the Medicaid payor category, of which $11.4 million was due to recurring provider tax assessments for New Jersey, Pennsylvania and Connecticut.  The prior year quarter contained no provider tax assessments for these three states.  Medicaid revenue settlements and adjustments decreased by $1.4 million versus the prior year quarter.  The $4.7 million balance of Medicaid rate increases, which equate to a 2.5% increase, resulted from both increased acuity levels and legislative rate increases.  A 7.3% increase in our average Medicare rate, attributed to the October 1, 2005 upward Medicare rate adjustments of 3.1% and higher Medicare patient acuity, and increases in private and insurance rates of 4.5% and 5.3%, respectively, were the primary reasons for the remainder of the overall rate increase.  Approximately $2.8 million of the overall revenue increase is due to the step acquisition of an eldercare center, which we previously jointly owned and managed.  We purchased our joint venture partners’ ownership interests in the center and, beginning in January 2005, we own and consolidate 100% of the operation.  Overall occupancy increased to 91.5% in the current quarter from 90.4% in the same period in the prior year, resulting in a $0.4 million revenue increase.  Our increased occupancy is attributed to census growth and a reduction in our number of licensed beds.  On a same store basis, adjusted for the change in licensed beds,

Back to Contents

occupancy grew 40 basis points from the prior year quarter.  Total patient days increased 12,505 to 1,697,419 in the current quarter compared to 1,684,914 in the same period of the prior year.  Of the total increase in patient days, 10,859 patient days is attributed to the step acquisition of an eldercare center with the 1,646 patient day balance of the increase attributed to occupancy growth at our same facility centers which were included in both reporting periods.  A net 213 licensed beds were taken out of service over the past twelve months partially contributing to the increased census percentage.  Remaining net revenue increases of $2.4 million were primarily due to increased Medicare Part B volume and increased quality mix resulting from combined insurance and Medicare census comprising 0.1% more of our skilled nursing facility census in the current year quarter versus the prior year quarter.

          Increased revenue volume generated by ongoing customer contracts was the primary reason for the $3.8 million increase in external rehabilitation therapy services revenue.  We have negotiated a series of price increases charged for external customer rehabilitation services that were effective January 1, 2006.

          The $2.2 million decrease in other business revenue primarily resulted from decreased external business volume in our Hospitality, Staffing Services and Physicians Services businesses.

          For the current year quarter, net income increased to $11.7 million from $10.8 million in the same period in the prior year.  Revenue increases of $31.6 million, as previously discussed, were partially offset by $13.4 million of increased salaries, wages and benefits and $10.9 million of higher other operating expenses.  Of the $13.4 million of increased salaries, wages and benefits, $1.3 million is attributed to the step acquisition of an eldercare center, approximately $0.6 million is attributed to the replacement of higher cost temporary agency nurses with internally employed nurses, with the balance of the increase due to normal inflationary growth in wage and benefits in both our inpatient services segment and rehabilitation therapy services segment, increased occupancy within our inpatient segment, increased inpatient nursing hours per patient day resulting from servicing higher acuity patients and increased rehabilitation therapy services business volume.  Of  the $10.9 million of increased other operating expenses, $9.6 million is attributed to the recognition of provider assessment taxes in Pennsylvania, New Jersey, New Hampshire and Connecticut, $0.3 million is attributed to increased utilization of temporary agencies within our rehabilitation services business as a result of an industry wide shortage of therapists, $0.3 million is attributed to increased recruiting costs within our rehabilitation services business, $1.4 million is attributed to an increase in pharmacy and medical supply costs incurred to treat a higher acuity patient population, $0.9 million is attributed to the step acquisition of an eldercare center and $0.8 million is due to increased natural gas costs.  These increases were offset by approximately $0.8 million of reduced costs attributed to the replacement of higher cost temporary agency nurses with internally employed nurses, $0.8 million of reduced costs resulting from decreased business volume in our non-core businesses as discussed above and $2.8 million of reduced operating expenses resulting from an adjustment made in the prior year quarter to reflect an estimate of previously unaccrued costs resulting from a weakness in our purchasing cut-off procedures.  The balance of the increase in other operating expenses of approximately $2.0 million is largely attributed to normal inflationary increases in cost.  An increase in the average age of accounts receivable was the primary reason for the $0.2 million increase in the provision for losses on accounts receivable and notes receivable.  General and administrative costs increased by $3.7 million due to $0.6 million of increased audit fees and consulting costs incurred relative to matters associated with the Sarbanes-Oxley Act, $1.0 million of increased costs associated with our captive self-insured programs and $0.3 million of increased stock-based compensation expense with the balance of the increase primarily resulting from increased payroll costs resulting from both wage inflation and additional costs to support our operational improvement initiatives.  Net income was further reduced from increases in depreciation and amortization expense, income tax expense, lower earnings of less than 100% owned subsidiaries and lower after-tax gains from discontinued operations as further discussed below.  Net income increased due to lower early extinguishment of debt costs, interest expense and lease expense, each of which is further discussed below.

          For the current quarter, EBITDA increased $5.5 million to $39.4 million compared with $33.9 million in the same period of the prior year.  Inpatient services EBITDA increased $4.1 million, of which $1.8 million was due to the recognition of provider tax assessments for New Jersey, Pennsylvania, New Hampshire and Connecticut, $1.5 million was due to decreased lease costs as discussed below and $0.5 million was due to the step acquisition of an eldercare center, partially offset by a $1.4 million decrease in Medicaid revenue settlements and adjustments, $0.8 million of increased natural gas costs and $1.4 million of increased pharmacy and medical supply costs.  The remaining $3.9 million of the increase resulted from the previously discussed other increases in payor rates, increased Medicare Part B

Back to Contents

volume, increased quality mix and occupancy levels and reduced utilization of agency labor offset by the impact of increased nursing hours per patient day and inflationary increases in cost.  Revenue and margin growth resulted in EBITDA of our rehabilitation therapy services segment improving by $1.2 million versus the same period in the prior year to $3.6 million in the current quarter.  Combined external and intersegment rehabilitation therapy services revenues increased by $6.2 million, while EBITDA as a percentage of combined external and intersegment revenues (EBITDA margin) increased to 6.1% of revenues in the current quarter from 4.5% in the same period in the prior year.  The growth in EBITDA margin primarily resulted from a 3.7% increase in therapist productivity in the current quarter versus the same period in the prior year, partially offset by increased utilization of temporary agencies and increased recruiting costs, as discussed above, as well as increased internal wage rates.  The increase in rehabilitation therapy labor and temporary agency costs is primarily being driven by high market demand for a limited pool of qualified therapists.  Decreased loss on early extinguishment of debt in the current quarter increased EBITDA by $0.5 million.  The remaining decrease in EBITDA of $0.4 million in all other services and corporate costs was principally due to increased payroll costs resulting from both wage inflation and additional costs to support our operational improvement initiatives.

          Capital Costs and Other

          Lease expense decreased by $1.5 million primarily due to a $1.1 million reduction of expense resulting from a reclassification of certain of our leases from operating leases to capital leases.

          Depreciation and amortization expense increased by $3.0 million to $14.3 million in the current quarter compared to $11.3 million for the same period in the prior year.  The increase is attributed to $0.6 million of additional depreciation expense resulting from the reclassification of certain of our leases from operating leases to capital leases as well as additional depreciation expense on incremental capital additions.

          Interest expense decreased $0.9 million in the current quarter to $5.8 million, compared to $6.6 million for the same period in the prior year, primarily due to the impact of the restructuring of our debt portfolio in the quarter ended March 31, 2005 and the resulting decline in overall debt and the weighted average interest rate.  The interest expense decrease was partially offset by $0.6 million of incremental interest expense recorded as a result of the reclassification of certain of our leases from operating leases to capital leases.

          Our effective tax rate approximated 41% for the quarter ended December 31, 2005. The rate was adversely impacted by the lapsing of certain jobs-related tax credit provisions at December 31, 2005, which increased our effective tax rate for fiscal 2006 by almost 1%. If the credit provisions are reinstated retroactively, we would expect our full fiscal year effective tax rate to approximate 40%. Income tax expense in the prior year quarter was estimated using an effective tax rate of approximately 39.8%, offset by the recognition of certain tax credits retroactive to our fiscal 2004. Income tax expense includes the provision of taxes on both equity in net income of unconsolidated affiliates and minority interests.

          Income from discontinued operations, net of taxes, was $25 thousand in the current year quarter and $0.5 million in the prior year quarter.  The decrease is primarily due to favorable claims development recognized on self-insured Florida policies in the prior year quarter that did not occur in the current year quarter.

          Operating results of our less than 100% owned subsidiaries in the current year quarter declined compared to the same period in the prior year, resulting in a combined decrease of $0.4 million in equity in net income of unconsolidated affiliates and minority interests.

Back to Contents

Liquidity and Capital Resources

          Working Capital and Cash Flows

          Reference to our unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows will facilitate an understanding of the discussion that follows.

          Our primary source of cash inflows comes from government funded programs, principally Medicaid and Medicare.  Our operating cash flow has been used to finance trade accounts receivable, fund capital expenditures, service and repurchase our indebtedness and repurchase our common stock, and make selective acquisitions.  Financing trade accounts receivable is necessary because, on average, the customers and payors for our services do not pay us as quickly as we pay our vendors and employees for their services.  Our cash flow from operations for the three months ended December 31, 2005 and 2004 were $18.7 million and $24.5 million, respectively.  The $5.8 million decline in cash flow from operations in the three months ended December 31, 2005 primarily resulted from $20.7 million in accounts receivable growth offset by $12.1 million in increased cash flows from the timing of payments to vendors and employees.  The remaining $2.8 million improvement in operating cash flow primarily resulted from growth in operations.

          Our investing activities principally consist of capital expenditures and asset acquisitions and dispositions.  Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in computer hardware and software.  For the foreseeable future, we expect to increase our investment in both physical plant and information systems over the levels in prior years.  Capital expenditures were $31.6 million and $11.1 million for the three months ended December 31, 2005 and 2004, respectively.  For fiscal 2006, capital expenditures are anticipated to be within the range of $65.0 million to $75.0 million.  Investing activities for the three months ended December 31, 2005 include $4.1 million of cash used to fund into escrow a proposed purchase of our joint venture partners’ interests in three skilled nursing facilities and $0.9 million to purchase two tracts of land.  Investing activities for the three months ended December 31, 2004 include proceeds received from the sale of eldercare centers of $5.3 million, principally from the sale of eldercare centers located in the state of Wisconsin.  We do not expect to receive significant cash proceeds from asset sales in fiscal 2006.  Investing activities for the three months ended December 31, 2005 also includes $4.5 million of net sales of restricted marketable securities held by our wholly owned insurance captive compared to $2.2 million of net purchases of restricted marketable securities for the three months ended December 31, 2004.

          Cash flows from financing activities was a net use of cash of $11.5 million and $25.2 million for the three months ended December 31, 2005 and 2004, respectively.  Impacting cash from net financing activities, in November 2004, we repaid approximately $14.0 million under the mandatory payment provisions of our then existing term loan under our senior credit facility.  In November 2004, we prepaid an $11.0 million, 11% fixed rate mortgage and paid the lender a $0.3 million prepayment penalty.

          We continually evaluate the most efficient use of our capital, including investments in our property and equipment, information systems, potential asset acquisitions or dispositions, purchasing, refinancing, exchanging or retiring certain of our outstanding debt securities to the extent permitted by our existing covenant restrictions.  As part of such ongoing evaluation, our board of directors has authorized the repurchase of up to $50.0 million of our common stock through December 31, 2005, as well as, certain principal amounts of our 8% senior subordinated notes in accordance with the restrictions of our amended and restated senior credit agreement through December 31, 2006.  Share and debt repurchases may take place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions.  For the three months ended December 31, 2005, 288,400 shares of common stock were repurchased at a cost of $10.7 million and there were no repurchases of our 8% senior subordinated notes.  Cumulatively through December 31, 2005, 1,075,737 shares of common stock were repurchased at a cost of $42.8 million and $70.9 million of our 8% senior subordinated notes were repurchased.  The debt repurchases resulted in a prepayment premium charge of $7.4 million and the write-off of unamortized deferred financing fees and other fees of $2.7 million.

Back to Contents

          We believe that the net cash provided by our operating activities, supplemented as necessary with cash reserves and borrowings available under our revolving credit facility, will provide sufficient resources to meet our working capital requirements, debt service and other liquidity needs over the next 12 months.  At December 31, 2005, $123.2 million was available under our $125.0 million revolving credit facility after giving effect to $1.8 million in outstanding letters of credit issued under the revolving credit facility.

          At December 31, 2005, we had restricted investments in marketable securities of $91.5 million, which are held by Liberty Health Corporation (LHC), our wholly owned captive insurance subsidiary incorporated under the laws of Bermuda.  The investments held by LHC are restricted by statutory capital requirements in Bermuda.  As a result of such restrictions and encumbrances, we and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

          Off-Balance Sheet Commitments

          We have contingent obligations related to outstanding lines of credit, letters of credit, guarantees and purchase commitments.

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

          We have extended $4.1 million in working capital lines of credit to certain jointly owned and managed companies, of which $2.2 million were unused at December 31, 2005.  In addition, we have agreed to extend credit for working capital needs of a nursing center managed by us.  Under that arrangement, the property’s owner is responsible for funding working capital needs up to $0.9 million, and we would be required to cover deficits in excess of that limit.  To date, we have not had to perform under that agreement.  Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit.  Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

          We have posted $1.8 million of outstanding letters of credit.  The letters of credit guarantee performance to third parties of various trade activities.  The letters of credit are not recorded as liabilities on our consolidated balance sheet unless they are probable of being utilized by the third party.  The financial risk approximates the amount of outstanding letters of credit.

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

          We have entered into a commitment to purchase land with an aggregate purchase price of approximately $3.0 million, of which $0.2 million was disbursed into escrow at December 31, 2005.  We intend to build a skilled nursing facility on the tract of land.

Income Taxes

          As of December 31, 2005, we had net operating loss carryforwards available of $112.1 million, which can be utilized to offset future taxable income subject to an annual limitation of $33.1 million.  The net operating loss carryforwards serve to reduce the amount of cash payments we make for income tax obligations.  We regularly assess our ability to realize the tax benefit from our net operating loss carryforwards.

Back to Contents

Critical Accounting Policies

          We consider an accounting policy to be critical if it is important to our financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application.  Our critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.  Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain.  If actual results were to differ materially from the estimates made, the reported results could be materially affected.  Our senior management has reviewed these critical accounting policies and estimates with our audit committee.  We believe that the following represents our critical accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005:

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

New Accounting Pronouncements

          The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

          In November 2005, the final version of Financial Accounting Standards Board (FASB) Staff Position (FSP) SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP SFAS 115-1) was issued and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss.  FSP SFAS 115-1 also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  FSP SFAS 115-1 replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary impairment determinations (principally SFAS No. 115 and Staff Accounting Bulletin No. 59).  Under FSP SFAS 115-1, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date.  FSP SFAS 115-1 also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale.  FSP SFAS 115-1 is effective for reporting periods beginning after December 15, 2005, or January 1, 2006 for us.  As the majority of our investments are investment grade government and corporate debt securities that have maturities of five years or less, we do not expect FSP SFAS 115-1 to have a material impact on our consolidated financial statements.

          Matters Involving Convertible Debt Instruments

          In September 2005, the FASB ratified the EITF’s Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (EITF 05-7), which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt).  This treatment should be applied to future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005, or January 1, 2006 for us.  The adoption of EITF 05-7 is not expected to have a material impact on our financial statements.

          In September 2005, the FASB ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.” (EITF 05-8).  Under EITF 05-8, the issuance of

Back to Contents

convertible debt with a beneficial conversion feature results in a basis difference for purposes of applying SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).  The Task Force reached a consensus that the basis difference that results from the issuance of convertible debt with a beneficial conversion feature is a temporary difference for purposes of applying SFAS 109, and that such temporary difference should be recorded as an adjustment to additional paid-in capital.  This treatment should be applied to the first financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005, or January 1, 2006 for us.  The adoption of EITF 05-8 is not expected to have a material impact on our financial statements.

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

          General Partner Control of Limited Partnerships

          In June 2005, the EITF reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5).  This consensus applies to voting right entities not within the scope of FIN 46(R) in which the investor is the general partner(s) in a limited partnership or functional equivalent.  The EITF consensus is that the general partner(s) in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements.  The general partner(s) may overcome this presumption of control and not consolidate the entity if the limited partners have:  (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner through substantive kick-out rights that can be exercised without having to show cause; or (b) substantive participating rights in managing the partnership.  This guidance became immediately effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified.  For general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, or October 1, 2006 for us.  We continue, but have not completed, evaluating the impact of applying the provisions of EITF No. 04-5 to our existing unconsolidated joint venture partnerships, but do not expect the adoption will have a material impact on our consolidated financial statements.

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

Back to Contents

correction of an error in previously issued financial statements or the change in an accounting estimate.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, or October 1, 2006 for us.  We do not expect this statement to have a material impact on our consolidated financial statements.

          Accounting for Conditional Asset Retirement Obligations

          In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of SFAS No. 143,” (FIN 47). This interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective no later than the end of all fiscal years ending after December 15, 2005, or September 30, 2006 for us. Retrospective application for interim financial information is permitted but is not required. We do not expect the adoption of this statement to have a material impact on our financial statements.

Seasonality

          Our earnings generally fluctuate from quarter to quarter.  This seasonality is related to a combination of factors, which include the timing of Medicaid and Medicare rate increases and payroll tax obligations, inclement weather, seasonal census cycles, and the number of calendar days in a given quarter.

Impact of Inflation

          The healthcare industry is labor intensive.  Wages and other labor costs are especially sensitive to inflation and marketplace labor shortages.  To date, we have sought to offset our increased operating costs by increasing charges for our services and expanding our services.  We have also implemented cost control measures to limit increases in operating costs and expenses but cannot predict our ability to control such operating cost increases in the future.  See “Cautionary Statements Regarding Forward-Looking Statements.”

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk

          We are exposed to the impact of interest rate changes.

          At December 31, 2005, we have $8.0 million of debt subject to variable rates of interest.  A one percent change in the rate of interest would result in a change to our interest expense of $0.1 million annually.

          At December 31, 2005, we have $90.4 million of cash and equivalents that are affected by market rates of interest.  A one percent change in the rate of interest would result in a change in interest income of $0.9 million annually.

          At December 31, 2005, we held $19.0 million of restricted investments in marketable securities that are affected by market rates of interest.  A one percent change in the rate of interest would result in a change in interest income of $0.2 million annually.

Back to Contents

ITEM 4:	Controls and Procedures

          (a)     Effectiveness of disclosure controls and procedures.

          As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2005.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

          Based on an evaluation of the effectiveness of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

          (b)     Changes in internal control over financial reporting.

          There was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

Back to Contents

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings - None

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

          The following table provides information with respect to common stock repurchased by us during the three months ended December 31, 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

10/1/05 - 10/31/05	—	$—	—	$17,903,843
11/1/05 - 11/30/05	—	—	—	17,903,843
12/1/05 - 12/31/05	288,400	37.07	288,400	7,213,090

Total	288,400	$37.07	288,400

(1)
In November 2004, our board of directors authorized the repurchase of up to $25.0 million of our common stock through December 31, 2005.  In February 2005, our board of directors authorized an increase to the size of our previously established share repurchase program from $25.0 million to $50.0 million of our common stock through December 31, 2005. Share repurchases may take place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions.  1,075,737 shares of common stock were repurchased by us for $42.8 million as of December 31, 2005.

ITEM 3:	Defaults Upon Senior Securities – None

ITEM 4:	Submission of Matters to a Vote of Security Holders - None

ITEM 5:	Other Information - None

ITEM 6:	Exhibits

(a)	Exhibits

	31.1	Certification of George V. Hager, Jr., Chief Executive Officer, of the Company dated February 8, 2006 pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended.

	31.2	Certification of James V. McKeon, Chief Financial Officer, of the Company dated February 8, 2006 pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended.

	32.1	Certification of George V. Hager, Jr., Chief Executive Officer, of the Company dated February 8, 2006 pursuant to 18 U.S.C. Section 1350.

	32.2	Certification of James V. McKeon, Chief Financial Officer, of the Company dated February 8, 2006 pursuant to 18 U.S.C. Section 1350.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesis HealthCare Corporation

Date: February 8, 2006	/s/ James V. McKeon

James V. McKeon,
Chief Financial Officer

Date: February 8, 2006	/s/ George V. Hager, Jr.

George V. Hager, Jr.,
Chief Executive Officer and Chairman of the Board