Form 10-Q
period 2006-03-31
GENESIS HEALTHCARE CORP
filed 2006-05-30
CIK 1236736

Click here for Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 000-50351

GENESIS HEALTHCARE CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	20-0023783 (I.R.S. Employer Identification No.)
101 East State Street Kennett Square, Pennsylvania (Address of principal executive offices)	19348 (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS.

As of May 23, 2006: 19,568,491 shares of the registrant’s common stock were outstanding, including 134,009 shares currently held in escrow to be issued in connection with a joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

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

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 AND SEPTEMBER 30, 2005

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2006	September 30, 2005

		(Restated)
Assets:
Current assets:
Cash and equivalents	$88,643	$107,350
Current portion of restricted cash and investments in marketable securities	37,892	39,875
Accounts receivable, net of allowances for doubtful accounts of $24,784 and $22,982, at March 31, 2006 and September 30, 2005, respectively	209,825	186,296
Prepaid expenses and other current assets	36,223	41,746
Current portion of deferred income taxes	39,859	43,148

Total current assets	412,442	418,415

Property and equipment, net of accumulated depreciation of $202,814 and $173,714, at March 31, 2006 and September 30, 2005, respectively	834,922	818,138
Assets held for sale	3,911	3,911
Restricted cash and investments in marketable securities	65,492	63,639
Deferred income taxes	10,119	13,789
Other long-term assets	96,752	94,808

Total assets	$1,423,638	$1,412,700

Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long-term debt	$4,835	$5,419
Accounts payable and other accrued expenses	152,254	158,257
Current portion of self-insurance liability reserves	37,892	39,875

Total current liabilities	194,981	203,551

Long-term debt	441,049	445,677
Self-insurance liability reserves	75,833	73,952
Other long-term liabilities	46,646	38,707
Commitments and contingencies Shareholders’ equity:
Common stock – par $0.01, 45,000,000 shares authorized at March 31, 2006 and September 30, 2005, 20,544,706 and 20,429,110 shares issued at March 31, 2006 and September 30, 2005, respectively	205	204
Additional paid-in capital	630,785	623,325
Retained earnings	85,175	65,670
Accumulated other comprehensive loss	(673)	(562)
Treasury stock at cost, 1,075,742 and 787,337 shares at March 31, 2006 and September 30, 2005, respectively	(42,787)	(32,096)
Common stock held in deferred compensation plan at cost, 200,880 and 163,135 shares at March 31, 2006 and September 30, 2005, respectively	(7,576)	(5,728)

Total shareholders’ equity	665,129	650,813

Total liabilities and shareholders’ equity	$1,423,638	$1,412,700

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended

	March 31, 2006	March 31, 2005

		(Restated)
Net revenues	$437,448	$459,271
Salaries, wages and benefits	268,495	254,951
Other operating expenses	96,291	127,984
General and administrative costs	29,611	24,050
Provision for losses on accounts receivable and notes receivable	3,943	3,256
Loss on early extinguishment of debt	188	4,289
Lease expense	5,620	5,539
Depreciation and amortization expense	15,580	13,010
Interest expense	6,357	7,630
Investment income	(2,237)	(2,234)

Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	13,600	20,796
Income tax expense	5,517	7,660

Income before equity in net income of unconsolidated affiliates and minority interests	8,083	13,136
Equity in net income of unconsolidated affiliates	435	563
Minority interests	(323)	(414)

Income from continuing operations	8,195	13,285
Loss from discontinued operations, net of taxes	(127)	(96)

Net income	$8,068	$13,189

Per common share data:
Basic:
Income from continuing operations	$0.43	$0.66
Loss from discontinued operations	(0.01)	(0.00)
Net income	$0.42	$0.66
Weighted average shares	19,234,656	19,985,375
Diluted:
Income from continuing operations	$0.42	$0.65
Loss from discontinued operations	(0.01)	(0.00)
Net income	$0.42	$0.65
Weighted average shares	19,434,096	20,316,822

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2006 AND 2005

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Six months ended

	March 31, 2006	March 31, 2005

		(Restated)
Net revenues	$874,430	$866,762
Salaries, wages and benefits	537,266	511,003
Other operating expenses	191,963	206,637
General and administrative costs	55,276	48,635
Provision for losses on accounts receivable and notes receivable	6,883	5,963
Loss on early extinguishment of debt	188	4,832
Lease expense	11,086	11,449
Depreciation and amortization expense	30,369	25,604
Interest expense	12,855	15,717
Investment income	(4,176)	(4,063)

Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	32,720	40,985
Income tax expense	13,354	15,664

Income before equity in net income of unconsolidated affiliates and minority interests	19,366	25,321
Equity in net income of unconsolidated affiliates	969	1,507
Minority interests	(818)	(999)

Income from continuing operations	19,517	25,829
(Loss) income from discontinued operations, net of taxes	(12)	511

Net income	$19,505	$26,340

Per common share data:
Basic:
Income from continuing operations	$1.01	$1.29
(Loss) income from discontinued operations	(0.00)	0.03
Net income	$1.01	$1.32
Weighted average shares	19,349,678	20,004,214
Diluted:
Income from continuing operations	$1.00	$1.27
(Loss) income from discontinued operations	(0.00)	0.03
Net income	$1.00	$1.30
Weighted average shares	19,599,131	20,304,394

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2006 AND 2005

(IN THOUSANDS)

	Six months ended

	March 31, 2006	March 31, 2005

		(Restated)
Cash flows from operating activities:
Net income	$19,505	$26,340
Net charges included in operations not requiring funds	52,363	51,705
Changes in assets and liabilities:
Accounts receivable	(29,739)	(59,712)
Accounts payable and other accrued expenses	(20)	37,973
Other, net	5,900	4,541

Total adjustments	28,504	34,507

Net cash provided by operating activities	48,009	60,847

Cash flows from investing activities:
Capital expenditures	(53,962)	(23,621)
Net sales (purchases) of restricted marketable securities	475	(14,192)
Net change in restricted cash and equivalents	(621)	4,088
Purchase of eldercare centers	(4,823)	(7,032)
Proceeds from sales of eldercare assets	—	5,292
Other, net	6,828	1,385

Net cash used in investing activities	(52,103)	(34,080)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	180,000
Repayment of long-term debt	(5,212)	(176,916)
Debt issuance costs and debt prepayment premium	(130)	(8,861)
Purchase of common stock for treasury	(10,691)	(20,794)
Proceeds from exercise of stock options	1,108	3,118
Other, net	312	(113)

Net cash used in financing activities	(14,613)	(23,566)

Net (decrease) increase in cash and equivalents	$(18,707)	$3,201
Cash and equivalents:
Beginning of period	107,350	127,950

End of period	$88,643	$131,151

Supplemental disclosure of cash flow information:
Interest paid	$12,607	$15,122
Taxes paid	4,491	4,597
Non-cash financing activities:
Capital leases	$—	$1,570
Assumption of debt	—	15,533

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Contents

Genesis HealthCare Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Basis of Presentation

Description of Business

Genesis HealthCare Corporation’s (GHC’s) business is comprised of two primary business segments, inpatient services and rehabilitation therapy services. These segments are supported by complementary service capabilities and a general and administrative function.

GHC provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. At March 31, 2006, GHC had 209 owned, leased, managed and jointly owned eldercare centers with 25,683 beds. Revenues of GHC’s owned, leased and otherwise consolidated centers constitute approximately 90% of GHC’s revenues, and are presented in GHC’s segment information as inpatient services revenues. Management fees earned from unconsolidated eldercare centers that are managed and/or jointly owned by GHC are included in all other revenues presented in GHC’s segment information. See note 8 — “Segment Information.”

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles which requires the use of management’s estimates. In the opinion of management, the unaudited condensed consolidated financial statements for the periods presented include all necessary adjustments for a fair presentation of the financial position and results of operations for the periods presented and all such adjustments are of a normal recurring nature. Certain prior period balances have been reclassified to conform to the current period classification, as discussed under the section herein entitled “Restatement of Unaudited Condensed Consolidated Financial Statements.”

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of GHC, its wholly owned subsidiaries and its consolidated variable interest entities, as discussed further below. All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) 51” (FIN 46). FIN 46 provides guidance with respect to the consolidation of certain entities referred to as variable interest entities (VIE). Under FIN 46, a VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity through voting or similar rights, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE. FIN 46 also provides guidance with respect to the disclosure of VIEs for which an investor is not required to consolidate because the investor is not the primary beneficiary.

Back to Contents

GHC adopted FIN 46 effective January 1, 2003. In October 2003, the FASB issued a revision to this pronouncement, FIN 46R, which clarified certain provisions of FIN 46. GHC adopted the provisions of FIN 46R effective December 31, 2003. References herein to FIN 46 refer to FIN 46 or FIN 46R as these interpretations are applicable to the respective periods. In previously issued consolidated financial statements, GHC had identified two jointly owned and managed VIEs subject to consolidation under FIN 46 and FIN 46R, one of which was subsequently sold. Prior to the filing of this Quarterly Report on Form 10-Q, GHC reassessed whether certain of the transaction structures of its other jointly owned and managed facilities create VIEs and whether GHC is the primary beneficiary of the VIEs. Upon re-examination of the interests at January 1, 2003 of all parties associated with all 12 of GHC’s previously unconsolidated jointly owned and managed facilities, GHC has concluded that nine of the transaction structures are, or were, VIEs, seven of which GHC is the primary beneficiary. Of these seven, GHC subsequently acquired 100% of the interests of one of the VIEs (the acquired VIE) and the conditions that caused one of the facilities to be a VIE were extinguished in May 2004 (the former VIE). Consequently, GHC must consolidate the financial statements of five previously unconsolidated VIEs beginning January 1, 2003, the acquired VIE from January 1, 2003 through December 31, 2004 and the former VIE from January 1, 2003 through May 31, 2004. See “Restatement of Unaudited Condensed Consolidated Financial Statements” below.

As restated, upon adoption of FIN 46 on January 1, 2003, GHC recorded an after-tax gain of $2.0 million reflecting the difference between the carrying value of GHC’s investments in certain of the VIEs and the underlying carrying values of the VIEs upon consolidation into GHC’s consolidated financial statements. The after-tax gain was recorded as a cumulative effect of an accounting change.

In accordance with FIN 46, GHC’s investments in variable interest entities in which it is the primary beneficiary are consolidated, while investments in variable interest entities in which it is not the primary beneficiary are accounted for under the equity method. Investments in and the operating results of 20% to 50% owned companies which are not variable interest entities are included in the consolidated financial statements using the equity method of accounting. Prior to the January 1, 2003 adoption of FIN 46, all investments in and the operating results of 20% to 50% owned companies were included in the consolidated financial statements using the equity method of accounting.

In total, at March 31, 2006 GHC has consolidated six VIEs, five in connection with the restatement and one previously consolidated. At March 31, 2006, total assets and debt of the VIEs are $50.8 million and $40.4 million, respectively. The total assets of the VIEs principally consist of property and equipment which serves as collateral for the VIEs’ non-recourse debt and is not available to satisfy any of GHC’s other obligations. Creditors of the VIEs, including senior lenders, have no recourse against the general credit of GHC. The consolidated VIEs own and operate skilled nursing and assisted living facilities having approximately 700 beds. GHC’s ownership interests in the consolidated VIEs range from 25% to 50% and GHC manages the day-to-day operations of the consolidated VIEs under management agreements. GHC’s involvement with the VIEs began in years prior to 2000.

In the case of two VIEs, GHC is not the primary beneficiary and, therefore, the VIE is not consolidated into its financial statements. The unconsolidated VIEs own and operate two skilled nursing facilities having approximately 300 beds combined. GHC’s ownership interests in the unconsolidated VIEs is 33.3% and 50% and GHC manages the day-to-day operations of the unconsolidated VIEs under management agreements. GHC’s involvement with the unconsolidated VIEs began in years prior to 1991. At March 31, 2006, GHC’s maximum exposure to loss associated with these two unconsolidated VIE’s approximates the aggregate carrying-value of its equity method investments of $0.8 million.

Restatement of Unaudited Condensed Consolidated Financial Statements

Prior to filing this Quarterly Report on Form 10-Q, certain accounting errors were identified requiring the restatement of GHC’s previously issued consolidated financial statements.

GHC’s policy with respect to discounting self-insured outstanding losses and loss expenses for both general and professional liability and workers’ compensation liability claims was reassessed, and it was determined that such discounting was not in accordance with U.S. generally accepted accounting principles. In connection with the evaluation of its accounting for self-insurance loss reserves, GHC also identified an accounting error that, upon correction, results in an increase to self-insurance loss reserves and related expenses of $2.4 million in fiscal 2004 and a corresponding decrease to self-insurance loss reserves and related expenses in fiscal 2005.

Back to Contents

As discussed above, upon re-examination of the interests at January 1, 2003 of all parties associated with all 12 of GHC’s previously unconsolidated jointly owned and managed facilities, GHC has concluded that it is the primary beneficiary of seven previously unconsolidated VIEs.

Also, as disclosed in GHC’s previously issued Annual Report on Form 10-K for the fiscal year ended September 30, 2005, certain errors were identified and corrected by GHC in its fiscal 2005 consolidated financial statements. These errors involved accounting for operating lease expense on a straight-line basis, the classification of certain leases, accounting for GHC stock held in a deferred compensation plan, the useful lives assigned to certain fixed assets and unaccrued costs resulting from errors in purchasing cut-off. Based upon an evaluation conducted in fiscal 2005, GHC previously concluded that the errors were not material to GHC’s consolidated financial statements taken as a whole and adjusted for the errors in the period such errors were identified.

GHC’s previously issued unaudited condensed consolidated financial statements (i) as of September 30, 2005 and December 31, 2005, (ii) for the three and six months ended March 31, 2005 and (iii) for the three months ended December 31, 2005, have been restated herein to correct all of the errors described in the previous three paragraphs. The discounting of self-insurance loss reserves correction, along with certain other immaterial errors that were identified and corrected in the appropriate periods, are presented in switch the tables below under the column entitled “Adjustments.” The consolidation of the joint ventures under FIN 46 is presented in the tables below under the column entitled “Consolidation of VIEs.” In addition, presented in the tables below under the column entitled “Reclassifications,” GHC has made changes in certain account classifications to conform with U.S. generally accepted accounting principles. The tables below are followed by footnote disclosures that facilitate the referencing of adjustments and reclassifications between previously reported and restated amounts.

The following unaudited tables illustrate the impact of the restatement to previously reported amounts at September 30, 2005 and at December 31, 2005 and for the three and six months ended March 31, 2005 and the three months ended December 31, 2005, (in thousands, except share and per share data):

Back to Contents

Unaudited Condensed Consolidated Statements of Operations Data:

	Three months ended March 31, 2005

	Previously Reported	Adjustments		Reclassifications (6)	Consolidation of VIEs (13)	Restated

Net revenues	$454,566	$(1,473	)(1)	$(1,780)	$7,958	$459,271
Salaries, wages and benefits	254,579	—		(4,025)	4,397	254,951
Other operating expenses	123,545	(711	)(2)	3,219	1,931	127,984
General and administrative costs	21,863	950	(3)	1,237	—	24,050
Provision for losses on accounts receivable and notes receivable	3,211	—		—	45	3,256
Loss on early extinguishment of debt	4,289	—		—	—	4,289
Lease expense	6,610	(1,100	)(4)	—	29	5,539
Depreciation and amortization expense	13,206	(667	)(4)	—	471	13,010
Interest expense	6,261	639	(4)	—	730	7,630
Investment income	—	—		(2,211)	(23)	(2,234)

Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	21,002	(584)		—	378	20,796
Income tax expense	7,897	(238	)(5)	—	1	7,660

Income before equity in net income of unconsolidated affiliates and minority interests	13,105	(346)		—	377	13,136
Equity in net income of unconsolidated affiliates	679	—		—	(116)	563
Minority interests	(153)	—		—	(261)	(414)

Income from continuing operations	13,631	(346)		—	—	13,285
(Loss) income from discontinued operations, net of taxes	(164)	68	(3)	—	—	(96)

Net income	$13,467	$(278)		$—	$—	$13,189

Per common share data:
Basic:
Income from continuing operations	$0.68					$0.66
Loss from discontinued operations	(0.01)					(0.00)
Net income	$0.67					$0.66
Weighted average shares	19,985,375					19,985,375
Diluted:
Income from continuing operations	$0.67					$0.65
Loss from discontinued operations	(0.01)					(0.00)
Net income	$0.66					$0.65
Weighted average shares	20,316,822					20,316,822

Back to Contents

	Six months ended March 31, 2005

	Previously Reported	Adjustments		Reclassifications (6)	Consolidation of VIEs (13)	Restated

Net revenues	$853,593	$(1,949	)(1)	$(3,037)	$18,155	$866,762
Salaries, wages and benefits	506,355	—		(5,477)	10,125	511,003
Other operating expenses	205,865	(5,628	)(2)	1,985	4,415	206,637
General and administrative costs	42,698	1,434	(3)	4,503	—	48,635
Provision for losses on accounts receivable and notes receivable	5,875	—		—	88	5,963
Loss on early extinguishment of debt	4,832	—		—	—	4,832
Lease expense	13,581	(2,199	)(4)	—	67	11,449
Depreciation and amortization expense	24,525	67	(4)	—	1,012	25,604
Interest expense	12,893	1,279	(4)	—	1,545	15,717
Investment income	—	—		(4,048)	(15)	(4,063)

Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	36,969	3,098		—	918	40,985
Income tax expense	14,379	1,261	(5)	—	24	15,664

Income before equity in net income of unconsolidated affiliates and minority interests	22,590	1,837		—	894	25,321
Equity in net income of unconsolidated affiliates	1,790	—		—	(283)	1,507
Minority interests	(424)	—		—	(575)	(999)

Income from continuing operations	23,956	1,837		—	36	25,829
Income from discontinued operations, net of taxes	359	152	(3)	—	—	511

Net income	$24,315	$1,989		$—	$36	$26,340

Per common share data:
Basic:
Income from continuing operations	$1.20					$1.29
Income from discontinued operations	0.02					0.03
Net income	$1.22					$1.32
Weighted average shares	20,004,214					20,004,214
Diluted:
Income from continuing operations	$1.18					$1.27
Income from discontinued operations	0.02					0.03
Net income	$1.20					$1.30
Weighted average shares	20,304,394					20,304,394

Back to Contents

	Three months ended December 31, 2005

	Previously Reported	Adjustments		Reclassifications (6)	Consolidation of VIEs (13)	Restated

Net revenues	$430,593	$—		$(1,906)	$8,295	$436,982
Salaries, wages and benefits	261,391	—		2,638	4,742	268,771
Other operating expenses	93,230	17	(2)	493	1,932	95,672
General and administrative costs	28,321	475	(3)	(3,131)	—	25,665
Provision for losses on accounts receivable and notes receivable	2,844	—		—	96	2,940
Lease expense	5,438	—		—	28	5,466
Depreciation and amortization expense	14,310	—		—	479	14,789
Interest expense	5,754	—		—	744	6,498
Investment income	—	—		(1,906)	(33)	(1,939)

Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	19,305	(492)		—	307	19,120
Income tax expense	8,062	(200	)(5)	—	(25)	7,837

Income before equity in net income of unconsolidated affiliates and minority interests	11,243	(292)		—	332	11,283
Equity in net income of unconsolidated affiliates	667	—		—	(133)	534
Minority interests	(249)	—		—	(246)	(495)

Income from continuing operations	11,661	(292)		—	(47)	11,322
Income from discontinued operations, net of taxes	25	90	(3)	—	—	115

Net income	$11,686	$(202)		$—	$(47)	$11,437

Per common share data:
Basic:
Income from continuing operations	$0.60					$0.58
Income from discontinued operations	0.00					0.01
Net income	$0.60					$0.59
Weighted average shares	19,462,199					19,462,199
Diluted:
Income from continuing operations	$0.59					$0.57
Income from discontinued operations	0.00					0.01
Net income	$0.59					$0.58
Weighted average shares	19,739,352					19,739,352

Back to Contents

Unaudited Condensed Consolidated Balance Sheet Data:

	September 30, 2005

	Previously Reported	Adjustments		Reclassifications (11)	Consolidation of VIEs (13)	Restated

Assets:
Current assets:
Cash and equivalents	$109,041	$—		$(7,442)	$5,751	$107,350
Current portion of restricted cash and investments in marketable securities	39,875	—		—	—	39,875
Accounts receivable, net of allowances	184,616	—		—	1,680	186,296
Prepaid expenses and other current assets	37,185	—		—	4,561	41,746
Current portion of deferred income taxes	43,148	—		—	—	43,148

Total current assets	413,865	—		(7,442)	11,992	418,415

Property and equipment, net of accumulated depreciation	783,359	—		(1,436)	36,215	818,138
Assets held for sale	3,911	—		—	—	3,911
Restricted cash and investments in marketable securities	56,197	—		7,442	—	63,639
Deferred income taxes	7,972	5,923	(7)	—	(106)	13,789
Other long-term assets	94,850	1,384	(9)	—	(1,426)	94,808

Total assets	$1,360,154	$7,307		$(1,436)	$46,675	$1,412,700

Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long-term debt	$4,537	$—		$—	$882	$5,419
Accounts payable and other accrued expenses	154,917	986	(8)	—	2,354	158,257
Current portion of self-insurance liability reserves	39,875	—		—	—	39,875

Total current liabilities	199,329	986		—	3,236	203,551

Long-term debt	405,633	—		—	40,044	445,677
Self-insurance liability reserves	58,995	14,957	(9)	—	—	73,952
Other long-term liabilities	39,548	—		(1,436)	595	38,707
Shareholders’ equity:
Common stock	204	—		—	—	204
Additional paid-in capital	632,199	(11,545	)(10)	—	2,671	623,325
Retained earnings	62,673	2,909	(10)	—	88	65,670
Accumulated other comprehensive loss	(603)	—		—	41	(562)
Treasury stock at cost	(32,096)	—		—	—	(32,096)
Common stock held in deferred compensation plan at cost	(5,728)	—		—	—	(5,728)

Total shareholders’ equity	656,649	(8,636)		—	2,800	650,813

Total liabilities and shareholders’ equity	$1,360,154	$7,307		$(1,436)	$46,675	$1,412,700

Back to Contents

	December 31, 2005

	Previously Reported	Adjustments		Reclassifications (11)	Consolidation of VIEs (13)	Restated

Assets:
Current assets:
Cash and equivalents	$90,363	$—		$(8,039)	$5,916	$88,240
Current portion of restricted cash and investments in marketable securities	36,162	—		—	—	36,162
Accounts receivable, net of allowances	205,050	—		—	1,697	206,747
Prepaid expenses and other current assets	37,344	—		—	4,681	42,025
Current portion of deferred income taxes	39,478	140	(7)	—	—	39,618

Total current assets	408,397	140		(8,039)	12,294	412,792

Property and equipment, net of accumulated depreciation	791,209	—		—	36,214	827,423
Assets held for sale	3,911	—		—	—	3,911
Restricted cash and investments in marketable securities	55,318	—		8,039	—	63,357
Deferred income taxes	6,820	5,923	(7)	—	(75)	12,668
Other long-term assets	95,252	1,151	(9)	—	(866)	95,537

Total assets	$1,360,907	$7,214		$—	$47,567	$1,415,688

Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long-term debt	$4,163	$—		$—	$895	$5,058
Accounts payable and other accrued expenses	154,760	1,004	(8)	—	2,711	158,475
Current portion of self-insurance liability reserves	36,162	—		—	—	36,162

Total current liabilities	195,085	1,004		—	3,606	199,695

Long-term debt	404,839	—		—	39,724	444,563
Self-insurance liability reserves	59,248	15,049	(9)	—	—	74,297
Other long-term liabilities	41,287	—		—	1,420	42,707
Shareholders’ equity:
Common stock	205	—		—	—	205
Additional paid-in capital	635,689	(11,546	)(10)	—	2,672	626,815
Retained earnings	74,359	2,707	(10)	—	41	77,107
Accumulated other comprehensive loss	(684)	—		—	104	(580)
Treasury stock at cost	(42,787)	—		—	—	(42,787)
Common stock held in deferred compensation plan at cost	(6,334)	—		—	—	(6,334)

Total shareholders’ equity	660,448	(8,839)		—	2,817	654,426

Total liabilities and shareholders’ equity	$1,360,907	$7,214		$—	$47,567	$1,415,688

Back to Contents

Unaudited Selected Condensed Consolidated Statement of Cash Flows Data:

	Six months ended March 31, 2005

	Previously Reported	Adjustments	Reclassifications (12)	Consolidation of VIEs (13)	Restated

Net cash provided by operating activities	$58,896	$—	$—	$1,951	$60,847
Net cash used in investing activities activities	(35,951)	—	4,088	(2,217)	(34,080)
Net cash used in financing activities	(22,849)	—	—	(717)	(23,566)
Cash and equivalents beginning of period	126,071	—	(4,132)	6,011	127,950

Cash and equivalents end of period	$126,167	$—	$(44)	$5,028	$131,151

	Three months ended December 31, 2005

	Previously Reported	Adjustments	Reclassifications (12)	Consolidation of VIEs (13)	Restated

Net cash provided by operating activities	$18,661	$—	$—	$915	$19,576
Net cash used in investing activities activities	(25,827)	—	(597)	(443)	(26,867)
Net cash used in financing activities	(11,512)	—	—	(307)	(11,819)
Cash and equivalents beginning of period	109,041	—	(7,442)	5,751	107,350

Cash and equivalents end of period	$90,363	$—	$(8,039)	$5,916	$88,240

(1)

To reverse previously recognized changes in the market value of GHC common stock held in a rabbi trust. The accounting treatment for assets invested in a rabbi trust under Emerging Issues Task Force (EITF) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (EITF 97-14) differs depending upon the level of restrictions placed on a participant’s ability to diversify deferred compensation that is invested in company stock. Under EITF 97-14, GHC’s deferred compensation plan type requires that GHC common stock held in its rabbi trust be classified as a component of shareholders’ equity at cost, with no subsequent adjustment for market value changes.

Back to Contents

(2)	Three months ended March 31, 2005 - $0.3 million represents an accrual adjustment for self-insurance loss reserves and $0.4 million represents other miscellaneous accrual adjustments.

Six months ended March 31, 2005 - $2.8 million represents the reversal of an increase in operating expenses recognized in the three months ended December 31, 2004 to reflect an estimate of previously unaccrued costs resulting from errors in GHC’s purchasing cut-off, $2.2 million represents a reduction to accruals for self-insurance loss reserves and $0.6 million represents other miscellaneous accrual adjustments.

Three months ended December 31, 2005 - represents other miscellaneous accrual adjustments.

(3)

Adjustments to general and administrative costs represent corrections to self-insurance loss reserves to reflect such balances on an undiscounted basis. Adjustments to (loss) income from discontinued operations represent similar corrections to reflect self-insurance loss reserves associated with GHC’s discontinued Florida operations on an undiscounted basis.

(4)

Three and six months ended March 31, 2005 - Adjustments to lease, interest and depreciation and amortization expense include the correction to GHC’s accounting for five nursing center leases previously classified as operating leases beginning in fiscal 2004 that should have been classified as capital leases, as well as adjustments to increase lease expense to properly recognize operating lease expense on a straight-line basis.

Three and six months ended March 31, 2005 - Depreciation expense was also reduced $1.3 million and $1.2 million, respectively, to reflect adjustments associated with a correction to the useful lives assigned to certain fixed assets.

(5)	Represents the tax impact of the previously noted adjustments.
(6)	Represents the following reclassifications:
(i)

Net revenues were reduced to classify investment income as a separate line item on the statements of operations in the amounts of $2.2 million, $4.0 million and $1.9 million for the three and six months ended March 31, 2005 and for the three months ended December 31, 2005, respectively.

(ii)

Net revenues were increased to reflect certain zero-margin reimbursements from NCI, GHC’s former parent company, under the transitional services agreement in the amounts of $0.4 million and $1.0 million for the three and six months ended March 31, 2005, respectively. These amounts were previously classified as an offset to general and administrative costs.

(iii)

Certain reclassifications were made between salaries, wages and benefits in the amounts of ($0.1) million, $2.2 million and $2.6 million for the three and six months ended March 31, 2005 and for the three months ended December 31, 2005, respectively; other operating expenses in the amounts of $3.2 million, $2.0 million and $0.5 million for the three and six months ended March 31, 2005 and for the three months ended December 31, 2005, respectively; and general and administrative expenses in the amounts of ($3.1) million, ($4.2) million and ($3.1) million for the three and six months ended March 31, 2005 and for the three months ended December 31, 2005, respectively, to better align changes in estimates of self-insurance loss reserves with functional expense categories. Specifically, changes in estimates associated with workers compensation claims are reclassified as a component of salaries, wages and benefits, while changes in estimates associated with general and professional liability claims are reclassified as a component of other operating expenses.

(iv)

Certain reclassifications were made between salaries, wages and benefits and general and administrative expenses in the amounts of $3.9 million and $7.7 million for the three and six months ended March 31, 2005, respectively, to better align cash-based incentive compensation and non-cash stock-based compensation expenses to the appropriate account captions that reflect the base wages of the individuals earning such compensation.

(7)	Represents the impact to deferred income taxes from the cumulative accounting adjustments.
(8)	Represents an increase to the estimated accrual for incurred but not reported general and professional liability claims to reflect such amounts on an undiscounted basis.

Back to Contents

(9)

Adjustments to increase self insurance liability reserves reflect such amounts on an undiscounted basis. Adjustments to other long-term assets increase the amount of estimated insurance claims recoverable from excess insurance carriers.

(10)

Adjustments to additional paid-in-capital represent the cumulative after tax impact of the accounting corrections recognized prior to GHC’s December 1, 2003 spin-off. Adjustments to retained earnings represent the cumulative after tax impact of the accounting corrections recognized after GHC’s December 1, 2003 spin-off.

(11)

The $7.4 million and $8.0 million reclassification of cash and equivalents at September 30, 2005 and December 31, 2005, respectively, to long-term restricted cash and investments in marketable securities properly classifies restricted cash that was previously reflected in cash and equivalents. The $1.4 million reclassification between property and equipment, net and other long-term liabilities at September 30, 2005 represents the reclassification of certain unfavorable rent balances that should have been applied to capital lease asset balances.

(12)

Represents the change in restricted cash previously reflected as a component of cash and equivalents. The change in restricted cash is reflected as an investing activity in the statements of cash flows.

(13)	Represents the consolidation of VIEs, after giving effect to related eliminations, for which GHC is deemed to be the primary beneficiary pursuant to FIN 46.

The following unaudited tables illustrate the impact of the restatement to selected components of previously reported consolidated balance sheets at September 30, 2005 and 2004, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended September 30, 2005 (in thousands, except share and per share amounts). The restated amounts are adjusted to reflect the corrections and reclassifications previously described. Additionally, GHC’s consolidated statements of cash flows were restated in fiscal 2004 and 2003 to reclassify $9.8 million and $2.5 million, respectively, of cash outflows from investing activities to operating activities associated with advanced rent payments made pursuant to certain operating leases.

Unaudited Selected Condensed Consolidated Statements of Operations Data:

	Years ended September 30,

	2005		2004		2003

	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated

Revenue	$1,683,350	$1,711,433	$1,517,553	$1,558,197	$1,375,466	$1,409,425
Income from continuing operations	42,420	46,228	31,748	30,449	31,397	28,050
Net income	42,169	46,068	29,073	28,242	11,888	10,524
Per common share:
Basic income from continuing operations	$2.15	$2.35	$1.59	$1.53
Diluted income from continuing operations	2.12	2.31	1.58	1.51
Basic net income	2.14	2.34	1.46	1.42
Diluted net income	2.11	2.30	1.45	1.40

Back to Contents

Unaudited Selected Condensed Consolidated Balance Sheet Data:

	September 30, 2005		September 30, 2004

	Previously Reported	Restated	Previously Reported	Restated

Cash and equivalents	$109,041	$107,350	$126,071	$127,950
Working capital	214,536	214,864	189,836	196,789
Total assets	1,360,154	1,412,700	1,277,860	1,372,848
Long-term debt, including current installments	410,170	451,096	403,071	483,950
Shareholders’ equity	656,649	650,813	564,973	555,076

Unaudited Selected Condensed Consolidated Statements of Cash Flows Data:

	Years ended September 30,

	2005		2004		2003

	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated

Net cash provided by operating activities	$124,978	$128,445	$148,396	$144,283	$68,672	$68,820
Net cash (used in) provided by investing activities	(57,134)	(63,007)	(69,700)	(63,272)	12,904	19,870
Net cash (used in) provided by financing activities	(84,874)	(86,038)	38,584	37,985	(80,205)	(81,630)
Cash and equivalents beginning of period	126,071	127,950	8,791	8,954	7,420	1,894

Cash and equivalents end of period	109,041	107,350	126,071	127,950	8,791	8,954

Factors Affecting Comparability of Financial Information

In March 2005, GHC recognized revenues and operating expenses resulting from the recognition of provider assessments retroactive to prior periods. See note 3 — “Significant Transactions and Events — Prior Year Recognition of Pennsylvania and New Jersey Provider Assessments.”

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

Back to Contents

Use of Estimates

GHC has made a number of estimates relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Some of the more significant estimates impact accounts receivable, long-lived assets and loss reserves for self-insured programs. It is at least reasonably possible that GHC will revise its estimates significantly in the near term and the change may be material if a different estimate were used in preparing its financial statements. Any subsequent differences arising are recorded in the period in which they are determined.

(3)	Significant Transactions and Events

Share Repurchase

In February 2005, GHC’s board of directors authorized an increase to the size of its previously established share repurchase program from $25.0 million to $50.0 million of GHC’s common stock through December 31, 2005. Share repurchases took place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. Through March 31, 2006, 1,075,742 shares of common stock were repurchased at a cost of $42.8 million. See also note 13 — “Subsequent Events.”

Debt Repurchase

In February 2005, GHC’s board of directors authorized the repurchase of a portion of GHC’s 8% senior subordinated notes due 2013 from time to time in the open market commencing in March 2005. There were $72.9 million of 8% senior subordinated notes repurchased through March 31, 2006, of which $2.0 million were repurchased in the three months ended March 31, 2006. The total debt repurchases resulted in prepayment premium charges of $7.5 million and the write-off of unamortized deferred financing fees and other fees of $2.8 million. These charges, along with the write-off of unamortized deferred financing fees, are collectively included in loss on early extinguishment of debt in the unaudited condensed consolidated statements of operations, and were $0.2 million in the three and six months ended March 31, 2006, and $4.3 million and $4.8 million, respectively, in the three and six months ended March 31, 2005. See also note 13 — “Subsequent Events.”

Purchase of Joint Venture Interests

In December 2005, GHC deposited into escrow $4.1 million to acquire all of its joint venture partners’ interests in three skilled nursing facilities located in the State of West Virginia having a combined 208 beds. GHC currently owns a 50% interest in and manages the operations of each of the three facilities, but upon completion of the transaction will own 100% of each facility and will therefore consolidate the related revenues, expenses and net assets. In accordance with FIN 46, GHC already consolidates the financial statements of one of the facilities and records minority interest to reflect its joint venture partners’ interests. Because GHC extended this partnership mortgage financing, GHC is the primary beneficiary of the partnership, as defined by FIN 46, and is therefore required to consolidate it under FIN 46. The combined annual revenues and pre tax income of the two unconsolidated facilities is approximately $10.0 million and $1.2 million, respectively. The transaction, which is subject to GHC’s receipt of certain state regulatory approvals, is expected to be completed during GHC’s third fiscal quarter of 2006.

Prior Year Recognition of Pennsylvania and New Jersey Provider Assessments

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

Back to Contents

In January 2005, CMS approved the Pennsylvania provider assessment. The Pennsylvania provider assessment, which was retroactive to July 1, 2003 and will expire on June 30, 2007, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the Pennsylvania provider assessment resulted in increased revenue and net income of $42.0 million and $3.7 million, respectively, in the quarter ended March 31, 2005, of which $30.9 million of revenue and $3.3 million of net income relates to periods prior to fiscal 2005.

In February 2005, CMS approved the New Jersey provider assessment. The New Jersey provider assessment, which was retroactive to July 1, 2004 and will expire on June 30, 2006, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the New Jersey provider assessment resulted in increased revenue and net income of $12.8 million and $1.8 million, respectively, in the quarter ended March 31, 2005, of which $4.3 million of revenue and $0.6 million of net income relates to periods prior to fiscal 2005.

(4)	Long-Term Debt

Long-term debt at March 31, 2006 and September 30, 2005 consists of the following (in thousands):

	March 31, 2006	September 30, 2005

		(Restated)
Senior subordinated notes	$152,150	$154,150
Convertible senior subordinated debentures	180,000	180,000
Mortgages and other secured debt (recourse)	37,900	39,600
Capital lease obligations	35,472	36,420
Mortgages and other secured debt (non recourse)	40,362	40,926

	445,884	451,096
Less:
Current installments of long-term debt	(4,835)	(5,419)

Long-term debt	$441,049	$445,677

Senior credit facility. GHC’s amended and restated senior credit facility provides for a $125.0 million revolving credit facility with monthly interest paid on any outstanding loans at either a base rate plus a margin or at the London Interbank Offered Rate (LIBOR) plus a margin. At March 31, 2006 and September 30, 2005, $123.2 million and $122.1 million, respectively, was available under the revolving credit facility after giving effect to outstanding letters of credit issued under the revolving credit facility.

Senior subordinated notes. In October 2003, GHC issued 8% senior subordinated notes in an aggregate principal amount of $225.0 million due in 2013. Interest is payable semi-annually in April and October.

Convertible senior subordinated debentures. In March 2005, GHC issued 2.5% convertible senior subordinated debentures in an aggregate principal amount of $180.0 million due in 2025. Interest is payable semi-annually in March and September.

Mortgages and other secured debt (recourse). GHC carries other secured debt consisting principally of revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development. These loans are secured by the underlying real and personal property of individual eldercare centers and have fixed or variable rates of interest ranging from 3.0% to 11.0% at March 31, 2006, with maturity dates ranging from 2008 to 2032. These loans are labeled “recourse” because GHC or a wholly owned subsidiary is obligated to perform under the respective loan agreements.

Back to Contents

Capital lease obligations. These obligations represent the present value of minimum lease payments of a series of capital lease arrangements that bear imputed interest at rates ranging from 3.1% to 7.8% at March 31, 2006 and maturity dates ranging from 2007 to 2012.

Mortgages and other secured debt (non-recourse). These loans are carried by certain of GHC’s less than 51% owned joint ventures consolidated pursuant to FIN 46. The loans consist principally of revenue bonds and secured bank loans. These loans are secured by the underlying real and personal property of individual eldercare centers and have fixed or variable rates of interest ranging from 3.2% to 8.7% at March 31, 2006, with maturity dates ranging from 2009 to 2038. These loans are labeled “non-recourse” because neither GHC nor a wholly owned subsidiary is obligated to perform under the respective loan agreements.

(5)	Investment Income

Investment income is earned principally on short-term investments of cash on hand, restricted cash and investments of marketable securities held by GHC’s wholly owned insurance captive Liberty Health Corporation (LHC), and assets held in a rabbi trust of GHC’s deferred compensation plan. GHC includes investment income in the EBITDA, as defined herein, of its other services and corporate costs segment category (see note 8 – “Segment Information”).

The following table sets forth the components of investment income (in thousands):

	Three months ended March 31,		Six months ended March 31,

	2006	2005	2006	2005

		(Restated)		(Restated)
Income on cash and short-term investments	$940	$742	$2,032	$1,285
Income on restricted investments	631	726	1,212	1,544
Income on assets held in rabbi trust	576	655	782	927
Interest income on notes receivable	90	111	150	307

Total investment income	$2,237	$2,234	$4,176	$4,063

(6)	Earnings Per Share

The computation of basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The computation of diluted net income per common share is calculated by dividing net income by the sum of the weighted average basic common shares and potentially dilutive securities. GHC applies the treasury stock method in calculating potentially dilutive securities, which assumes that the proceeds from the exercise of all GHC stock options and their related tax benefits are used to repurchase GHC common stock at the average market price for the period. Beginning October 1, 2005 and in connection with GHC’s adoption of SFAS 123R (see note 9 — “Stock-Based Benefit Plans”), the assumed proceeds include the average amount of compensation cost for stock options during the reporting period attributed to future services and not yet recognized. For the three and six months ended March 31, 2006, GHC’s outstanding stock options yielded 102,483 and 143,205, respectively, potentially dilutive securities compared to the three and six months ended March 31, 2005, in which GHC’s outstanding stock options yielded 186,172 and 166,525, respectively, potentially dilutive securities. For the three and six months ended March 31, 2006, GHC’s unvested restricted stock yielded an additional 96,957 and 106,248, respectively, potentially dilutive securities under the treasury stock method compared to the three and six months ended March 31, 2005, in which GHC’s unvested restricted stock yielded an additional 145,275 and 133,655, respectively, potentially dilutive securities.

Back to Contents

(7)	Comprehensive Income

The following table sets forth the computation of comprehensive income for the three and six months ended March 31, 2006 and 2005 (in thousands):

	Three months ended March 31,		Six months ended March 31,

	2006	2005	2006	2005

		(Restated)		(Restated)
Net income	$8,068	$13,189	$19,505	$26,340
Net unrealized loss on restricted investments in marketable securities	(193)	(1,120)	(275)	(1,437)
Net increase to minimum pension liability	—	(174)	—	(174)
Unrealized gain on interest rate swap agreement	100	179	164	243

Total comprehensive income	$7,975	$12,074	$19,394	$24,972

The unrealized loss on restricted investments in marketable securities and minimum pension liability are net of income tax benefits. The income tax benefit for the three and six months ended March 31, 2006 was $0.1 million and $0.1 million, respectively. The income tax benefit for the three and six months ended March 31, 2005 was $0.7 million and $0.9 million, respectively.

The unrealized gain on interest rate swap agreement represents the change in the fair value of the underlying variable to fixed interest rate swap agreement held by a VIE consolidated by GHC pursuant to FIN 46. The VIE is a limited liability corporation and does not record income taxes at the limited liability corporation level. Therefore, the net unrealized gain on the interest rate swap agreement has not been tax effected. Obligations under the interest rate swap agreement are non-recourse to GHC.

(8)	Segment Information

GHC’s principal operating segments are identified by the types of products and services from which revenues are derived and are consistent with the reporting structure of GHC’s internal organization.

GHC includes within inpatient services revenues all room and board charges and ancillary service revenue for its eldercare customers at the eldercare centers which GHC owns, leases or consolidates because it is the primary beneficiary of a VIE pursuant to FIN 46.

GHC includes within rehabilitation therapy services all revenues earned from the provisions of speech pathology, physical therapy and occupational therapy.

The accounting policies of the segments are the same as those of the consolidated organization. All intersegment sales prices are market based.

Summarized financial information concerning GHC’s reportable segments is shown in the following table. The “All other services and corporate costs” category of revenues and EBITDA represents operating information of business units below the prescribed quantitative thresholds that trigger segment reporting requirements, and GHC’s corporate support functions. The operating business units in this category derive revenues from the following services: management services, respiratory health services, physician services, hospitality services, staffing services and other healthcare related services. The “Loss on early extinguishment of debt” category has not been allocated to GHC’s reportable segments or the “All other services and corporate costs” category. Investment income is included in the EBITDA of the “All other services and corporate costs” category. This approach to segment reporting is consistent with GHC’s internal financial reporting and the information used by the chief operating decision maker regarding the performance of GHC’s reportable and non-reportable segments.

Back to Contents

	Three months ended March 31,		Six months ended March 31,

(in thousands)	2006	2005	2006	2005

		(Restated)		(Restated)
Revenues:
Inpatient services - external	$393,230	$418,516	$786,389	$783,732
Rehabilitation therapy services:
External	35,459	32,573	71,147	64,370
Intersegment	22,755	20,523	45,212	40,701
All other services:
External	8,759	8,182	16,894	18,660
Intersegment	17,710	15,393	30,619	29,434
Elimination of intersegment revenues	(40,465)	(35,916)	(75,831)	(70,135)

Total net revenues	437,448	459,271	874,430	866,762

EBITDA (1):
Inpatient services	51,627	57,875	104,245	109,998
Rehabilitation therapy services	3,375	4,523	8,061	7,796
All other services and corporate costs	(19,277)	(16,673)	(36,174)	(30,656)
Loss on early extinguishment of debt	(188)	(4,289)	(188)	(4,832)

Total EBITDA	35,537	41,436	75,944	82,306

Capital and other:
Depreciation and amortization expense	(15,580)	(13,010)	(30,369)	(25,604)
Interest expense	(6,357)	(7,630)	(12,855)	(15,717)
Income tax expense	(5,517)	(7,660)	(13,354)	(15,664)
Equity in net income of unconsolidated affiliates	435	563	969	1,507
Minority interests	(323)	(414)	(818)	(999)

Income from continuing operations	8,195	13,285	19,517	25,829
(Loss) income from discontinued operations, net of taxes	(127)	(96)	(12)	511

Net income	$8,068	$13,189	$19,505	$26,340

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

The EBITDA of the segments for the three and six months ended March 31, 2005 previously reported was adjusted to reflect incentive compensation expenses at the segment level. This adjustment was made to conform to the current year presentation, which includes such expenses at the segment level, and for the change in GHC’s internal financial reporting during the year. In addition, during the three month period ended March 31, 2006, GHC centralized its professional labor recruiting function, which had historically been a component of the rehabilitation business. The costs associated with this function have been reclassified in the three and six months ended March 31, 2005 as well as the balance of the six months ended March 31, 2006 to conform to the current period presentation.

Back to Contents

Total assets by segment at March 31, 2006 and September 30, 2005 were as follows (in thousands):

	March 31, 2006	September 30, 2005 (Restated)

Inpatient services	$1,027,772	$996,263
Rehabilitation therapy services	40,787	38,689
All other	355,079	377,748

Total assets	$1,423,638	$1,412,700

(9)	Stock-Based Benefit Plans

Adoption of New Accounting Standard

Effective October 1, 2005, GHC adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS 123R). SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee’s service period. GHC previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

Generally, the approach in SFAS 123R to stock based payment accounting is similar to SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation cost in the statement of operations at their fair values. Pro forma disclosure is no longer an alternative under SFAS 123R.

GHC elected to adopt SFAS 123R using the modified prospective application method in which compensation cost is recognized beginning with the effective date (a) based upon the requirements of SFAS 123R for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

Stock-Based Compensation Expenses

GHC recorded stock-based compensation expense for the three and six months ended March 31, 2006 and 2005 as follows (in thousands):

	Three months ended		Six months ended

	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005

Stock options	$964	$—	$1,537	$—
Stock incentive plan	1,058	846	2,831	1,692
Stock held in deferred compensation plan	1,475	1,492	788	1,968

Total	$3,497	$2,338	$5,156	$3,660

The stock-based compensation expenses in the table above are presented before the effect of income taxes which were a benefit of $1.4 million and $2.1 million for the three and six months ended March 31, 2006, respectively, and a benefit of $0.9 million and $1.5 million for the three and six months ended March 31, 2005, respectively. Net income was reduced $2.1 million and $3.1 million for the three and six months ended March 31, 2006, respectively, and reduced $1.4 million and $2.2 million for the three and six months ended March 31, 2005, respectively, as a result of stock-based compensation expenses.

Back to Contents

GHC’s stock option and stock incentive plans are more fully described under their respective sections below. Stock held in deferred compensation plan is associated with a non-qualified deferred compensation plan established in fiscal 2004 for certain employees. Under the provisions of the plan, a rabbi trust was established to maintain the amount of compensation deferred by the participants. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from various events, excluding bankruptcy or insolvency. Certain of the plan participants have elected to invest their deferred compensation in GHC stock units, which effectively mirror the performance of GHC’s common stock. To satisfy this portion of GHC’s obligation under the plan, GHC held 200,880 shares of its common stock in the rabbi trust at March 31, 2006. GHC funds the rabbi trust with an amount of shares of GHC common stock that approximates the number of stock units invested by plan participants. In accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” (EITF 97-14), GHC has recorded the $7.6 million cost of the shares of common stock as a reduction of shareholders’ equity at March 31, 2006. Also, as prescribed by EITF 97-14, GHC is required to recognize future changes in the fair value of the common stock units as designated by the plan participants in the deferred compensation plan as periodic charges or credits to compensation cost. For the three and six months ended March 31, 2006, GHC recognized $1.5 million and $0.8 million, respectively, of net compensation cost from such changes in the fair value of the common stock units of the deferred compensation plan compared to the three and six months ended March 31, 2005, in which GHC recognized $1.5 million and $2.0 million, respectively, of net compensation cost from such changes in the fair value of the common stock units of the deferred compensation plan.

Prior to October 1, 2005, as permitted by SFAS 123, GHC accounted for share-based payments to employees using APB 25’s intrinsic value method and recognized no compensation cost for employee stock options in prior years. Had GHC adopted SFAS 123R prior to October 1, 2005, the impact of that standard would have approximated the impact of SFAS 123 in the disclosure of pro forma net income and earnings per share described as follows (in thousands, except per share data):

	Three months ended March 31, 2005	Six months ended March 31, 2005

	(Restated)	(Restated)
Net income, as reported	$13,189	$26,340
Adjustments:
Stock-based compensation included in net income, net of tax effects	1,403	2,196
Stock-based compensation determined under fair value based method, net of tax effects	(1,962)	(3,567)

Pro forma net income	$12,630	$24,969

Per common share data:
Basic:
Net income as reported	$0.66	$1.32
Net income pro forma	$0.63	$1.25
Diluted:
Net income as reported	$0.65	$1.30
Net income pro forma	$0.62	$1.23

Stock Option Plan

GHC has a stock option plan that provides for the grant of incentive stock options and non-qualified stock options for officers, key employees and non-employee directors. A total of 1,500,000 shares of GHC common stock were reserved for issuance under the stock option plan, of which 123,000 were available for grant at March 31, 2006. The exercise price of each stock option equals 100% of the market price of GHC’s common stock on the date of grant and generally each stock option has a maximum term of 10 years. Stock options are generally subject to vesting, which means the optionee earns the right to exercise an increasing number of the shares underlying the option over a specific period of time only if he or she continues to provide services to GHC over that period. Options generally vest quarterly over three years and provide for accelerated vesting if there is a change in control of GHC, as defined in the option grant. GHC distributes newly issued common shares to satisfy its obligations under the stock option plan.

Back to Contents

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

The weighted average fair value of stock options of $17.47 per share for options granted during the six months ended March 31, 2006, was determined using the lattice-based binomial option pricing model with the following assumptions: expected volatility (46%), weighted average expected life (6.6 years), weighted average risk free rate of return (4.35%) and dividend yield (0.00%). There were no stock options granted during the six months ended March 31, 2005. GHC believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of GHC stock options granted during the six months ended March 31, 2006 and are consistent with those used in prior disclosures in the footnotes to the 2005 GHC Annual Report on Form 10-K for the year ended September 30, 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by GHC under SFAS 123R.

Changes to the stock option plan for the six months ended March 31, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life

Outstanding at October 1, 2005	576,976	$23.72

Granted	477,000	36.40
Exercised	(46,893)	24.17	$780

Outstanding at March 31, 2006	1,007,083	29.70	14,341	8.74

Exercisable at March 31, 2006	334,203	$25.11	$6,294	8.07

No stock options were forfeited or expired during the six months ended March 31, 2006. Cash received from stock option exercises totaled $1.1 million and $3.1 million in the six months ended March 31, 2006 and 2005, respectively.

Back to Contents

The following table summarizes information about stock options outstanding at March 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable

Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$20.00 - $29.99	530,083	7.87	$23.67	294,461	7.84	$23.58
$30.00 - $39.99	477,000	9.71	$36.40	39,742	9.71	$36.40

The following table presents information regarding non-vested option activity during the six months ended March 31, 2006:

	Non-Vested Number of Options	Weighted Average Grant-Date Fair Value

Non-vested at October 1, 2005	381,263	$13.53
Granted	477,000	17.47
Vested	(185,383)	14.02

Non-vested at March 31, 2006	672,880	$15.96

As of March 31, 2006, there was $7.2 million of total unrecognized compensation cost related to non-vested stock options granted under the plan. That cost is expected to be recognized over the remaining vesting periods as follows: $1.7 million for the remainder of fiscal 2006, $2.8 million in fiscal 2007 and $2.7 million in fiscal 2008.

Stock Incentive Plan

GHC has a stock incentive plan that provides for the grant of restricted stock to certain GHC officers, directors and employees. The number of shares of common stock available for issuance under the 2003 stock incentive plan is 1,000,000, of which 160,449 shares were available for grant at March 31, 2006. Restrictions on the awards to GHC employees typically vest quarterly over a five year period from the date of grant such that the employee cannot sell or trade the restricted stock until it becomes vested. In fiscal 2004 and fiscal 2005, GHC made annual restricted stock grants of $95,000 worth of shares of its common stock to each of its seven non-employee directors. In the three months ended December 31, 2005, GHC made its fiscal 2006 annual grant of restricted shares to its seven non-employee directors each having a market value of $105,000. All restricted stock grants made to non-employee directors vest on the earlier of three years from the date of grant or the date the director no longer serves as a member of the board. During the six months ended March 31, 2006, GHC granted 157,051 restricted shares to employees with a weighted average grant date fair value of $40.44 per share. GHC distributes newly issued common shares to satisfy its obligations under the stock incentive plan.

GHC recognizes compensation expense ratably over each quarterly vesting period at the market value of GHC’s common stock on the grant date. GHC recorded compensation expense of $1.1 million and $2.8 million in the three and six months ended March 31, 2006, respectively, for employee and director restricted stock grants compared to $0.8 million and $1.7 million in the three and six months ended March 31, 2005, respectively.

Back to Contents

The following table presents non-vested restricted stock activity during the six months ended March 31, 2006:

	Non-Vested Number of Shares	Weighted Average Grant-Date Fair Value

Non-vested at October 1, 2005	492,253	$22.32
Granted	174,386	40.63
Vested and Distributed	(68,703)	22.93
Forfeited	(650)	21.95

Non-vested at March 31, 2006	597,286	$25.07

As of March 31, 2006, there was $14.5 million of total unrecognized compensation cost related to future service periods for non-vested restricted stock granted. This unrecognized compensation cost is expected to be recognized over the remaining vesting periods as follows: $2.1 million for the remainder of fiscal 2006, $4.2 million in fiscal 2007, $4.2 million in fiscal 2008, $2.3 million in fiscal 2009, $1.1 million in fiscal 2010, and $0.6 million in fiscal 2011.

(10)	New Accounting Pronouncements

Variable Interest Entities

In April 2006, the FASB issued Staff Position No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” (FIN 46(R)-6). This latest interpretation will significantly change the way some companies identify variable-interest entities (VIE) and how they analyze whether to consolidate those they identify. The new requirements regarding how to distinguish between contracts or arrangements that create variability in an entity (i.e. its risks and rewards) and contracts or arrangements that are exposed to or reduce that variability (i.e. variable interests). FIN 46(R)-6 provides guidance on when to consolidate an entity based on exposure to risks and rewards, rather than voting control. It describes the characteristics of a VIE and how an entity that is involved in a VIE should determine whether it shares in the VIE’s risks and rewards extensively enough to be the VIE’s “primary beneficiary” and therefore to consolidate it. FIN 46(R)-6 is to be applied prospectively to all entities that the reporting enterprise first becomes involved with beginning the first day of the first reporting period that begins after June 15, 2006, or July 1, 2006 for GHC. The new requirements need not be applied to entities that have previously been analyzed under FIN 46(R) unless a reconsideration event occurs.

Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (SFAS 155), to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (as amended),” to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, or October 1, 2006 for GHC, with early adoption permitted. The adoption of SFAS 155 is not expected to have a material effect on GHC’s financial condition or results of operations.

Back to Contents

General Partner Control of Limited Partnerships

In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). This consensus applies to voting right entities not within the scope of FIN 46(R) in which the investor is the general partner(s) in a limited partnership or functional equivalent. The EITF consensus is that the general partner(s) in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements. The general partner(s) may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner through substantive kick-out rights that can be exercised without having to show cause; or (b) substantive participating rights in managing the partnership. This guidance became immediately effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, or October 1, 2006 for GHC. GHC continues, but has not completed, evaluating the impact of applying the provisions of EITF 04-5 to its existing unconsolidated joint venture partnerships, but does not expect the adoption will have a material impact on its consolidated financial statements.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, or October 1, 2006 for GHC. GHC does not expect this statement to have a material impact on its consolidated financial statements.

Accounting for Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS No. 143,” (FIN 47). This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated, even though uncertainty exists about the timing and / or method of settlement. Certain of GHC’s real estate assets contain asbestos. The asbestos is believed to be appropriately contained in accordance with environmental regulations. If these properties were demolished or subject to renovation activities that disturb the asbestos, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. FIN 47 is effective no later than the end of all fiscal years ending after December 15, 2005, or September 30, 2006 for GHC. GHC is in the process of identifying its conditional asset retirement obligations to determine whether it can reasonably estimate the timing and / or method of settlement, as well as the fair value of each obligation. If GHC can reasonably estimate the fair value of an obligation, it will need to recognize a liability for that obligation upon adoption of FIN 47 as a cumulative-effect of a change in accounting principle no later than September 30, 2006. Until GHC completes its evaluation of potential asset retirement obligations, it cannot predict the impact of adoption on its consolidated financial statements.

Back to Contents

(11)	Commitments and Contingencies

GHC is a party to litigation and regulatory investigations arising in the ordinary course of business. Management does not believe the results of such litigation or regulatory investigations, even if the outcome is unfavorable, would have a material adverse effect on the results of operations, financial position or cash flows of GHC.

At March 31, 2006 GHC has:

•	extended $4.1 million in working capital lines of credit to certain jointly owned and managed companies, including certain consolidated VIEs, of which $2.4 million was unused; and
•	posted $1.8 million of outstanding letters of credit to guarantee the performance to third parties of various trade activities.
(12)	Condensed Consolidating Financial Statements of Genesis HealthCare Corporation and Subsidiaries

The following condensed consolidating financial statements of GHC and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

These unaudited condensed consolidating financial statements have been prepared on the same basis of accounting as the unaudited condensed consolidated financial statements. GHC is the borrower under a senior credit facility, senior subordinated notes and convertible senior subordinated debentures. In April 2004, GHC filed a registration statement on Form S-4 with the Securities and Exchange Commission in connection with the exchange offer relating to the senior subordinated notes. In July 2004, upon the expiration of the exchange offer, $224.0 million aggregate principal amount of senior subordinated notes registered under the Securities Act of 1933, as amended, were exchanged for the unregistered notes issued in October 2003. The aggregate principal amount of $1.0 million of unregistered notes was not exchanged and remains outstanding. In March 2005, GHC completed the private placement of its 2.5% convertible senior subordinated debentures due 2025 to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. In June 2005, GHC filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of the convertible senior subordinated debentures and the relating guarantees and underlying common stock. The senior subordinated notes and the convertible senior subordinated debentures are fully and unconditionally guaranteed on a joint and several basis by certain 100% owned subsidiaries of GHC (Guarantors). Non-guarantor subsidiaries do not guarantee the senior subordinated notes or the convertible senior subordinated debentures and principally consist of LHC, certain separately mortgaged eldercare centers and VIEs consolidated by GHC pursuant to FIN 46 (Non-guarantors). The following tables present the unaudited condensed consolidating financial statements of GHC (Parent), the Guarantors and the Non-guarantors.

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

MARCH 31, 2006

(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Assets:
Current assets	$125,995	$231,317	$56,088	$(958)	$412,442
Property and equipment, net	26,663	764,935	43,324	—	834,922
Other long-term assets	119,882	22,499	78,662	(44,769)	176,274
Investments in subsidiaries	387,306	—	—	(387,306)	—
Intercompany receivables	458,105	—	—	(458,105)	—

Total assets	$1,117,951	$1,018,751	$178,074	$(891,138)	$1,423,638

Liabilities and shareholders' equity:
Current liabilities	$57,487	$96,172	$47,324	$(6,002)	$194,981
Intercompany payables	—	453,872	4,233	(458,105)	—
Long-term debt	335,512	58,453	54,256	(7,172)	441,049
Other long-term liabilities	59,823	1,162	62,868	(1,374)	122,479
Shareholders' equity	665,129	409,092	9,393	(418,485)	665,129

Total liabilities and shareholders' equity	$1,117,951	$1,018,751	$178,074	$(891,138)	$1,423,638

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

SEPTEMBER 30, 2005

(IN THOUSANDS)

	(Restated)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Assets:
Current assets	$150,087	$211,737	$57,154	$(563)	$418,415
Property and equipment, net	25,048	749,615	43,475	—	818,138
Other long-term assets	111,869	25,741	76,275	(37,738)	176,147
Investments in subsidiaries	423,262	—	—	(423,262)	—
Intercompany receivables	388,093	—	—	(388,093)	—

Total assets	$1,098,359	$987,093	$176,904	$(849,656)	$1,412,700

Liabilities and shareholders' equity:
Current liabilities	$56,057	$98,202	$54,565	$(5,273)	$203,551
Intercompany payables	—	387,771	322	(388,093)	—
Long-term debt	338,780	59,185	54,883	(7,171)	445,677
Other long-term liabilities	52,709	177	61,546	(1,773)	112,659
Shareholders' equity	650,813	441,758	5,588	(447,346)	650,813

Total liabilities and shareholders' equity	$1,098,359	$987,093	$176,904	$(849,656)	$1,412,700

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006

(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$659	$451,982	$25,272	$(40,465)	$437,448
Equity in net income of subsidiaries	30,883	—	—	(30,883)	—
Operating expenses	33,318	384,216	21,057	(40,063)	398,528
Lease expense	479	5,112	29	—	5,620
Depreciation and amortization expense	3,064	11,936	580	—	15,580
Interest expense	4,405	1,052	1,152	(252)	6,357
Investment income	(991)	(576)	(670)	—	(2,237)

Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(8,733)	50,242	3,124	(31,033)	13,600
Income tax (benefit) expense	(16,055)	20,612	1,376	(416)	5,517

Income before equity in net income of unconsolidated affiliates and minority interests	7,322	29,630	1,748	(30,617)	8,083
Equity in net income of unconsolidated affiliates	678	—	—	(243)	435
Minority interests	—	—	—	(323)	(323)

Income from continuing operations	8,000	29,630	1,748	(31,183)	8,195
Income (loss) from discontinued operations, net of taxes	68	(247)	52	—	(127)

Net income	$8,068	$29,383	$1,800	$(31,183)	$8,068

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005

(IN THOUSANDS)

	(Restated)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$1,177	$476,340	$17,892	$(36,138)	$459,271
Equity in net income of subsidiaries	34,188	—	—	(34,188)	—
Operating expenses	29,986	402,982	17,558	(35,996)	414,530
Lease expense	332	5,109	98	—	5,539
Depreciation and amortization expense	2,345	10,173	492	—	13,010
Interest expense	5,723	957	1,148	(198)	7,630
Investment income	(830)	(655)	(749)	—	(2,234)

Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(2,191)	57,774	(655)	(34,132)	20,796
Income tax (benefit) expense	(14,444)	22,658	(390)	(164)	7,660

Income (loss) before equity in net income of unconsolidated affiliates and minority interests	12,253	35,116	(265)	(33,968)	13,136
Equity in net income of unconsolidated affiliates	936	—	—	(373)	563
Minority interests	—	—	—	(414)	(414)

Income (loss) from continuing operations	13,189	35,116	(265)	(34,755)	13,285
Loss from discontinued operations, net of taxes	—	(51)	(45)	—	(96)

Net income (loss)	$13,189	$35,065	$(310)	$(34,755)	$13,189

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2006

(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$1,230	$901,046	$47,986	$(75,832)	$874,430
Equity in net income of subsidiaries	62,744	—	—	(62,744)	—
Operating expenses	62,890	760,223	43,589	(75,126)	791,576
Lease expense	925	10,104	57	—	11,086
Depreciation and amortization expense	5,853	23,358	1,158	—	30,369
Interest expense	8,934	2,113	2,301	(493)	12,855
Investment income	(2,110)	(782)	(1,284)	—	(4,176)

Income before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(12,518)	106,030	2,165	(62,957)	32,720
Income tax (benefit) expense	(30,286)	43,416	892	(668)	13,354

Income before equity in net income of unconsolidated affiliates and minority interests	17,768	62,614	1,273	(62,289)	19,366
Equity in net income of unconsolidated affiliates	1,583	—	—	(614)	969
Minority interests	—	—	—	(818)	(818)

Income from continuing operations	19,351	62,614	1,273	(63,721)	19,517
Income (loss) from discontinued operations, net of taxes	154	(275)	109	—	(12)

Net income	$19,505	$62,339	$1,382	$(63,721)	$19,505

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2005

(IN THOUSANDS)

	(Restated)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$2,361	$890,078	$44,973	$(70,650)	$866,762
Equity in net income of subsidiaries	66,029	—	—	(66,029)	—
Operating expenses	55,111	749,921	42,388	(70,350)	777,070
Lease expense	837	10,546	66	—	11,449
Depreciation and amortization expense	4,370	20,036	1,198	—	25,604
Interest expense	11,760	2,025	2,361	(429)	15,717
Investment income	(1,577)	(927)	(1,559)	—	(4,063)

Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(2,111)	108,477	519	(65,900)	40,985
Income tax (benefit) expense	(26,148)	42,302	(87)	(403)	15,664

Income before equity in net income of unconsolidated affiliates and minority interests	24,037	66,175	606	(65,497)	25,321
Equity in net income of unconsolidated affiliates	2,303	—	—	(796)	1,507
Minority interests	—	—	—	(999)	(999)

Income from continuing operations	26,340	66,175	606	(67,292)	25,829
Income (loss) from discontinued operations, net of taxes	—	773	(262)	—	511

Net income	$26,340	$66,948	$344	$(67,292)	$26,340

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2006

(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Consolidated

Net cash (used in) provided by operating activities	$(71,918)	$116,922	$3,005	$48,009
Net cash used in investing activities	(6,718)	(44,710)	(675)	(52,103)
Net cash (used in) provided by financing activities	(79,380)	65,409	(642)	(14,613)

Net (decrease) increase in cash and equivalents	$(158,016)	$137,621	$1,688	$(18,707)

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2005

(IN THOUSANDS)

	(Restated)

	Parent	Guarantors	Non-guarantors	Consolidated

Net cash (used in) provided by operating activities	$(62,112)	$107,837	$15,122	$60,847
Net cash used in investing activities	(2,451)	(24,612)	(7,017)	(34,080)
Net cash provided by (used in) financing activities	9,939	(26,531)	(6,974)	(23,566)

Net (decrease) increase in cash and equivalents	$(54,624)	$56,694	$1,131	$3,201

(13)	Subsequent Events

In April 2006, GHC repurchased $6.2 million of 8% senior subordinated notes resulting in a prepayment premium charge of $0.4 million and the write-off of unamortized deferred financing fees and other fees of $0.2 million.

In April 2006, GHC’s board of directors authorized the repurchase of up to $150.0 million of GHC’s common stock, with such repurchases to take place at GHC management’s discretion and/or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market and in privately negotiated transactions, subject to any covenants or restrictions contained in agreements governing GHC’s indebtedness. Repurchases of common stock are restricted by GHC’s debt agreements, the most restrictive of which is its 8% senior subordinated notes. Such restrictions preclude repurchases of common stock above 50% of GHC’s net income since July 1, 2003. After considering common stock repurchases made to date and other repurchase provisions, GHC’s maximum common stock repurchasing capacity at March 31, 2006 is $14.4 million.

In May 2006, GHC announced that it signed an agreement to enter into lease and purchase option agreements with an unrelated provider of long-term care that operates 11 facilities with a combined total of approximately 970 skilled nursing and assisted living facility beds located in the state of Maine. The most significant terms of the transaction assume GHC will enter into 11 separate agreements to lease the facilities over a 10 year term, with two five year renewal options. GHC will also assume an option to purchase all 11 properties in 2026 for $53.0 million. GHC expects to account for the transaction as a capital lease. GHC would pay approximately $16.0 million of cash consideration and the related capital lease debt balance is expected to approximate $40.0 million. The 11 facilities currently generate approximately $65.0 million of annual revenue. The closing of the transaction, which is expected to occur in the last calendar quarter of 2006, is subject to receipt of regulatory approvals and various other customary conditions. Accordingly, no assurances can be given that the transaction will be consummated or, if it is, what the final terms will be or what its ultimate impact will be on GHC’s financial condition or results of operations.

Back to Contents

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our material challenges and risks, including an analysis of industry trends and the effect of recent legislation on our operations, see “Risk Factors — Risks Related to Our Business” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The following discussion and analysis of our results of operations and financial condition for the three and six months ended March 31, 2006 and 2005 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, and the overview summarizing the key matters on which our management focuses in evaluating our financial condition and operating performance included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Restatement of Unaudited Condensed Consolidated Financial Statements

Prior to filing this Quarterly Report on Form 10-Q, certain accounting errors were identified requiring the restatement of our previously issued consolidated financial statements.

Our policy with respect to discounting self-insured outstanding losses and loss expenses for both general and professional liability and workers’ compensation liability claims was reassessed, and it was determined that such discounting was not in accordance with U.S. generally accepted accounting principles. In connection with the evaluation of our accounting for self-insurance loss reserves, we also identified an accounting error that, upon correction, results in an increase to self-insurance loss reserves and related expenses of $2.2 million in fiscal 2004 and corresponding decreases in fiscal 2005.

We reassessed whether certain of the transaction structures of our jointly owned and managed facilities create VIEs and whether we are the primary beneficiary of the VIEs, within the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) 51”( FIN 46). Upon re-examination of the interests at January 1, 2003 of all parties associated with all 12 of our previously unconsolidated jointly owned and managed facilities, we have concluded that nine of the transaction structures are or were VIEs, seven of which we are the primary beneficiary. Of these seven, we subsequently acquired 100% of the interests of one of the VIEs (the acquired VIE) and the conditions that caused one of the facilities to be a VIE were extinguished in May 2004 (the former VIE). Consequently, we must consolidate the financial statements of five previously unconsolidated VIEs beginning January 1, 2003, the acquired VIE from January 1, 2003 through December 31, 2004 and the former VIE from January 1, 2003 through May 31, 2004.

Also, as disclosed in our previously issued Annual Report on Form 10-K for the fiscal year ended September 30, 2005, certain additional errors were identified and corrected by us in our fiscal 2005 consolidated financial statements. These errors involved accounting for operating lease expense on a straight-line basis, the classification of certain leases, accounting for our stock held in a deferred compensation plan, the useful lives assigned to certain fixed assets and unaccrued costs resulting from errors in purchasing cut-off. Based upon an evaluation conducted in fiscal 2005, we previously concluded that the errors were not material to our consolidated financial statements taken as a whole and adjusted for the errors in the period such errors were identified.

Our previously issued unaudited condensed consolidated financial statements (i) as of September 30, 2005 and December 31, 2005, (ii) for the three and six months ended March 31, 2005 and (iii) for the three months ended December 31, 2005, have been restated herein to correct all of the errors previously described. These corrections, along with certain other immaterial errors that were identified and corrected in the appropriate periods, are illustrated in more detail under note 1 – “Organization and Basis of Presentation – Principals of Consolidation and Restatement of Unaudited Condensed Consolidated Financial Statements,” to the unaudited condensed consolidated financial statements included herein.

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

On July 28, 2005, the Centers for Medicare and Medicaid Services (CMS) released the final fiscal 2006 skilled nursing facility prospective payment rules, including refinement to the resource utilization group (RUG) classification system (RUGs refinement). Effective October 1, 2005, the skilled nursing facility prospective payment rates were increased by a 3.1% annual inflation update factor. Effective January 1, 2006, the rules established nine new payment classifications, altered the case-mix weights for the remaining 44 RUG payment categories and adjusted upward the nursing component of most RUG payment categories. Excluding the additional 3.1% annual inflation factor, and after considering the distribution of our Medicare patient population under the new system, we previously expected RUGs refinement to reduce our Medicare payment rates approximately $9 per patient day beginning January 1, 2006. However, as a result of continuing shifts in the mix of our Medicare admissions toward higher acuity cases, and a higher percentage of patients qualifying for the new nine RUG categories than initially projected, our average Medicare payment rate increased approximately $5 per patient day in the three months ended March 31, 2006 compared to the immediately preceding quarter.

In February 2006, the Deficit Reduction Act of 2005 (DRA) was signed into law. Under the DRA, effective for cost report years beginning on or after October 1, 2005, the amount that Medicare reimburses skilled nursing facilities and other non-hospital providers for bad debts arising from uncollectible accounts receivable with non-government payors was reduced by 30%. The impact of this provision of the DRA is not expected to have a material impact on our financial condition and results of operations.

Included in the DRA is a provision that directed CMS to develop an exceptions process for medically necessary physical, speech and occupational therapy services for beneficiaries that exceed a $1,740 annual reimbursement cap. The provision establishes a 10-day exceptions request process. In connection with the DRA, on February 13, 2006 CMS issued three program transmittals instructing its contractors on implementing the exceptions process. Under the instructions, a two-tier process is established providing for automatic exceptions based upon diagnoses and patient condition, and a manual exceptions process for other claims that are not automatically exempt. These changes are retroactive to January 1, 2006. While initially there were delays in processing claims, most of the implementation issues are being resolved. We expect that most nursing home therapy claims will fall within the automatic exceptions group, and, therefore, we do not anticipate a disruption of services. However, the delayed communication and implementation of the exceptions process negatively impacted Medicare Part B therapy utilization during the three months ended March 31, 2006. There continues to be uncertainty regarding how the Medicare Part B therapy cap will be addressed in future reimbursement policy.

The Medicare Prescription Drug Improvement and Modernization Act (MMA), enacted on December 8, 2003, created a new Medicare prescription drug benefit, created incentives for greater private competition within Medicare, adjusted coverage and payment terms for a number of providers and Medicare Part B prescription drugs, and reformed the administration of the Medicare benefit.

Effective January 1, 2006, under the MMA, Medicaid coverage of prescription drugs for Medicare beneficiaries who are also eligible for Medicaid have been shifted to the Medicare program (Medicare Part D). These residents are referred to as “dual eligibles.” This change has affected a significant percentage of residents in our nursing facilities. CMS announced final regulations relating to the MMA on January 21, 2005, and provided specific sub-regulatory guidance for long-term care on March 16, 2005. The final regulations specifically require the new prescription drug plans and Medicare Advantage Plans that offer prescription drug coverage to provide convenient access to long-term care pharmacies and to offer standard contracts to all long-term care pharmacies within the plans’ service areas that meet performance standards specified by CMS. Currently, under contract, Omnicare, Inc., through its wholly owned subsidiary, provides services required for our residents. Under Medicare Part D, reimbursement for such services is provided through such plans being the primary payor for prescription drugs. Effective January 1, 2006, all dual eligible participants were auto-assigned to private drug plans (PDPs). Our long-term care pharmacy provider negotiates its payment terms directly with the PDPs. Implementation of the new benefit has been challenging; however, our residents continue to receive medically necessary medication on a timely basis.

Back to Contents

Because of concerns that the MMA shifts prescription drug coverage from Medicaid to Medicare through private plans, CMS established an initial 30-day transition period for those persons transitioning to the Part D program that was extended to 90-days. This transition period expired on April 1, 2006. The agency has transmitted a letter assuring nursing homes that they should not have financial obligations caused by any CMS system problems. CMS has been responsive to issues as they have been identified and transmitted. Additionally, in a number of states, special provisions are being implemented under the state Medicaid plans to safeguard individuals automatically enrolled in the new Medicare Part D benefit. However, given the scale of the conversion, and the voluntary nature of Medicare Part D enrollment for other than dually eligible residents, it is still too soon to evaluate the benefit’s impact. At this time, we do not yet know whether payment rates for the prescription drugs provided by these plans will be sufficient to cover the costs of the pharmacy needs of nursing home residents or whether the formulary and utilization controls will be disruptive. There continues to be a risk that the implementation of the MMA may disrupt pharmacy services to our facilities. We have a special operating task force in place to help facilities with the transition to the new Medicare Part D benefit. Any such change or reduction in long-term care pharmacy services could create additional cost for us, reduce our ability to meet quality standards and disrupt service delivery to our residents.

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

We have described only certain provisions of the MMA applicable to our business. There may be other provisions of the legislation that may impact our business by decreasing revenues or increasing operational expenses. The impact of this legislation depends upon a variety of factors, including patient mix and the implementing regulations. CMS continues to issue new regulations and guidance to implement the MMA, which we are in the process of reviewing. However, because of the broad scope and phased-implementation of key provisions in the MMA, we are not in a position to assess fully its impact on our business.

By law, Medicare reimbursement for physician and non-physician professional services (including Medicare Part B physical therapy, speech pathology and occupational therapy services) are based on fee schedules. In November 2005, CMS published final payment rules for calendar year 2006 implementing a 4.4% reduction in fee schedules. Through the DRA, Congress restored fee schedules at their calendar year 2005 level. Once the legislation was signed into law, CMS issued instructions to its contractors rescinding the rate reduction and restoring the Medicare Part B fee schedules consistent with calendar year 2005 fee schedules retroactive to January 1, 2006. On April 7, 2006, CMS released a press statement indicating that it anticipates calendar year 2007 physician fee schedules will be reduced by 4.6%. We anticipate Congress to consider changes in the fee schedule formula later this year before it adjourns.

In February 2006, the White House transmitted to Congress the proposed fiscal 2007 federal budget. We believe that preliminary evaluation suggests the President recommends curtailing the growth of outlays for Medicare and Medicaid. The 2007 budget also proposes legislative changes in Medicaid that would reduce federal Medicaid matching funding by $1.5 billion over five years as well as regulatory changes that would reduce federal funding by an additional $12.2 billion over five years. A substantial majority of these changes could result in costs being shifted to the states. Both chambers of the Congress have begun consideration of their versions of the Federal Budget. At this time, we have insufficient information to predict the eventual outcome of Congressional considerations.

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

Back to Contents

Medicaid funding is set annually. States have completed legislative actions on their fiscal year 2006 state budgets. We expect our average Medicaid rate per patient day to increase between approximately 2% to 3% in our fiscal 2006. Generally, state fiscal 2007 budgets will be finalized by mid calendar year. The governors in a number of states where we operate have announced proposed fiscal 2007 budgets and state legislatures are beginning the process of review and ratification. In the states that have completed fiscal year 2007 budgets, final decisions on nursing home funding have been in line with the increases during fiscal year 2006. However, in several of the states most important to us, budget considerations are still underway, and we can make no assurances as to the outcome of final state budgets.

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

Nursing home provider assessments have been implemented in eight states where we operate (Massachusetts, West Virginia, Rhode Island, North Carolina, New Hampshire, Pennsylvania, New Jersey and Connecticut). Three of these plans received federal approval during the past year and impacted our results in the periods reported herein as compared to the comparative periods, most notably was recognition of the Pennsylvania and New Jersey provider assessments. See — “Significant Transactions and Events — Prior Year Recognition of Pennsylvania and New Jersey Provider Assessments” included herein.

The Commonwealth of Pennsylvania reduced the reimbursement allowance under its provider assessment program effective July 1, 2005 through June 30, 2006 (the recapture provision). The reduction causes the amount we must pay the Commonwealth under this program to approximate the amount we are reimbursed resulting in a reduction of our fiscal 2006 revenue and EBITDA of approximately $2.4 million and a reduction in our fiscal 2006 net income of approximately $1.4 million, or $0.08 per diluted share, compared to the provider assessment in place prior to July 1, 2005. In his fiscal 2007 budget address, the Governor of the Commonwealth of Pennsylvania has proposed a modification of the recapture provisions. This change and a proposed supplemental appropriation for fiscal year 2006 is under consideration as part of the Commonwealth’s fiscal year 2007 budget process. Additionally, the Commonwealth has a mandate to re-design its nursing home payment system before the beginning of its next fiscal year, July 1, 2006. We are unable to predict the outcome of the payment system re-design and its impact on our financial condition and results of operations, if any.

As indicated above, the President’s proposed fiscal 2007 Federal Budget proposed spending reductions for both Medicare and Medicaid. One of the specific changes advanced by the President is a change in current law to phase-down the level of Federal matching under Medicaid for provider assessments. Current law permits states to receive federally matched funds for up to 6% of aggregate outlays for state Medicaid nursing home services. The Federal Budget proposes to reduce the acceptable percentage to 3%. A similar proposal was advanced in the fiscal year 2006 proposed Federal Budget and rejected by the Congress. We are unable to predict the outcome of this proposal and its impact on our financial condition and results of operations.

The DRA reduced projected Medicaid outlays by $6.9 billion over 5 years. The President signed this legislation into law on February 8, 2006. Among the provisions of the final legislation were requirements that extend the Medicaid look-back period for asset transfers from three years to five years, a change in the manner that annuities are considered and a change in the date for calculating the look-back penalty from the date of transfer to the date that Medicaid nursing home services are delivered. It is our understanding that CMS will be issuing specific guidance regarding the changes in the asset transfer rules. These changes may affect the number of people potentially eligible for Medicaid funding. We are unable to predict what impact this provision of the DRA will have on our financial condition and results of operations, if any.

Back to Contents

Under the DRA, states may be allowed to reduce the benefits provided to certain Medicaid enrollees, which could affect the services that states contract for with us. We are unable to predict the outcome of these potential changes and their impact on our financial condition and results of operations, if any.

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

Significant Transactions and Events

Share Repurchase

In February 2005, our board of directors authorized an increase to the size of our previously established share repurchase program from $25.0 million to $50.0 million of our common stock through December 31, 2005. Share repurchases took place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. Through March 31, 2006, 1,075,742 shares of common stock were repurchased at a cost of $42.8 million.

Debt Repurchase

In February 2005, our board of directors authorized the repurchase of a portion of our 8% senior subordinated notes due 2013 from time to time in the open market commencing in March 2005. There were $72.9 million of 8% senior subordinated notes repurchased through March 31, 2006, of which $2.0 million were repurchased in the three months ended March 31, 2006. The total debt repurchases resulted in prepayment premium charges of $7.5 million and the write-off of unamortized deferred financing fees and other fees of $2.8 million. These charges, along with the write-off of unamortized deferred financing fees, are collectively included in loss on early extinguishment of debt in the unaudited condensed consolidated statements of operations, were $0.2 million and $0.2 million, respectively, in the three and six months ended March 31, 2006, and $4.3 million and $4.8 million, respectively, in the three and six months ended March 31, 2005.

Purchase of Joint Venture Interests

In December 2005, we deposited into escrow $4.1 million to acquire all of our joint venture partners’ interests in three skilled nursing facilities located in the State of West Virginia having a combined 208 beds. We currently own a 50% interest in and manage the operations of each of the three facilities, but upon completion of the transaction will own 100% of each facility and will therefore consolidate the related revenues, expenses and net assets. In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (FIN46), we already consolidate the financial statements of one of the facilities and record minority interest to reflect our joint venture partners’ interests. Because we extended this partnership mortgage financing, we are the primary beneficiary of the partnership, as defined by FIN 46, and are therefore required to consolidate it under FIN 46. The combined annual revenues and pre tax income of the two unconsolidated facilities is approximately $10.0 million and $1.2 million, respectively. The transaction, which is subject to our receipt of certain state regulatory approvals, is expected to be completed during our third fiscal quarter of 2006.

Back to Contents

Prior Year Recognition of Pennsylvania and New Jersey Provider Assessments

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

In January 2005, CMS approved the Pennsylvania provider assessment. The Pennsylvania provider assessment, which was retroactive to July 1, 2003 and will expire on June 30, 2007, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the Pennsylvania provider assessment resulted in increased revenue and net income of $42.0 million and $3.7 million, respectively, in the quarter ended March 31, 2005, of which $30.9 million of revenue and $3.3 million of net income relates to periods prior to fiscal 2005.

In February 2005, CMS approved the New Jersey provider assessment. The New Jersey provider assessment, which was retroactive to July 1, 2004 and will expire on June 30, 2006, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the New Jersey provider assessment resulted in increased revenue and net income of $12.8 million and $1.8 million, respectively, in the quarter ended March 31, 2005, of which $4.3 million of revenue and $0.6 million of net income relates to periods prior to fiscal 2005.

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

Back to Contents

We recorded stock-based compensation expense for the three and six months ended March 31, 2006 and 2005 as follows (in thousands):

	Three months ended		Six months ended

	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005

Stock options	$964	$—	$1,537	$—
Stock incentive plan	1,058	846	2,831	1,692
Stock held in deferred compensation plan	1,475	1,492	788	1,968

Total	$3,497	$2,338	$5,156	$3,660

The adoption of SFAS 123R is expected to reduce fiscal 2006 diluted earnings per share approximately $0.10. As of March 31, 2006, there was $7.2 million of total unrecognized compensation cost related to non-vested stock options granted under our stock option plan, which is expected to be recognized over the remaining vesting periods as follows: $1.7 million for the remainder of fiscal 2006, $2.8 million in fiscal 2007, and $2.7 million in fiscal 2008. As of March 31, 2006, there was $14.5 million of total unrecognized compensation cost related to future service periods for non-vested restricted stock granted under the stock incentive plan, which is expected to be recognized over the remaining vesting periods as follows: $2.1 million for the remainder of fiscal 2006, $4.2 million in fiscal 2007, $4.2 million in fiscal 2008, $2.3 million in fiscal 2009, $1.1 million in fiscal 2010, and $0.6 million in fiscal 2011.

A detailed description of the components of stock-based compensation and the assumptions and methodologies used to determine fair value are described in note 9 — “Stock-Based Benefit Plans — Stock-Based Compensation Expenses” to the unaudited condensed consolidated financial statements.

Results of Operations

Reasons for Non-GAAP Financial Disclosure

The following discussion includes EBITDA, which is a non-GAAP financial measure. For purposes of SEC Regulation G, a non-GAAP financial measure is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statements of operations, balance sheet or statements of cash flows (or equivalent statements) of the registrant; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented. In this regard, GAAP refers to U.S. generally accepted accounting principles. Pursuant to the requirements of Regulation G, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

Management believes that the presentation of EBITDA provides useful information to investors regarding our results of operations because these financial measures are useful for trending, analyzing and benchmarking the performance and value of our business. By excluding certain expenses and other items that may not be indicative of our core business operating results, this non-GAAP financial measure:

•

allows investors to evaluate our performance from management’s perspective, resulting in greater transparency with respect to supplemental information used by us in our financial and operational decision making;

•	facilitates comparisons with prior periods and reflects the principal basis on which management monitors financial performance; and

Back to Contents

•	facilitates comparisons with the performance of others in the long-term care services industry.

We use EBITDA primarily as a performance measure and believe that the GAAP financial measure most directly comparable to EBITDA is net income. We use EBITDA as a measure to assess the relative performance of our eldercare properties and other of our operating businesses, as well as the employees responsible for operating such businesses. EBITDA is useful in this regard because it does not include such costs as interest expense, income taxes and depreciation and amortization expense which may vary from business unit to business unit depending upon such factors as the method used to finance the original purchase of the business unit or the tax law in the state that a business unit operates in. By excluding such factors when measuring financial performance, many of which are outside of the control of the employees responsible for operating our business units, management is better able to evaluate the operating performance of the business unit and the employees responsible for business unit performance. Consequently, management uses EBITDA to determine the extent to which our employees have met performance goals, and therefore may or may not be eligible for incentive compensation awards.

We also use EBITDA in our annual budget process. We believe EBITDA facilitates internal comparisons to historical operating performance of prior periods and external comparisons to competitors’ historical operating performance. The presentation of this non-GAAP financial measure is consistent with our past practice and we believe this measure further enables investors and analysts to compare current non-GAAP measures with non-GAAP measures presented in prior periods.

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

EBITDA should be considered in addition to, not as substitutes for, or superior to, GAAP financial measures.

	Three months ended March 31,		Six months ended March 31,

(in thousands)	2006	2005	2006	2005

		(Restated)		(Restated)
Net income	$8,068	$13,189	$19,505	$26,340
Add back:
Loss (income) from discontinued operations, net of taxes	127	96	12	(511)
Equity in net income of unconsolidated affiliates	(435)	(563)	(969)	(1,507)
Minority interests	323	414	818	999
Income tax expense	5,517	7,660	13,354	15,664
Interest expense	6,357	7,630	12,855	15,717
Depreciation and amortization expense	15,580	13,010	30,369	25,604

EBITDA	$35,537	$41,436	$75,944	$82,306

Factors Affecting Comparability of Financial Information

In March 2005, we recognized revenues and operating expenses resulting from the approval of retroactive provider assessments. See — “Significant Transactions and Events — Prior Year Recognition of Pennsylvania and New Jersey Provider Assessments” included herein.

Back to Contents

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

In the current quarter, revenues were $437.4 million, a decrease of $21.8 million, or 4.8%, over the same period in the prior year. Inpatient services revenue decreased by $25.3 million while external rehabilitation therapy services revenue increased by $2.9 million and other businesses revenue increased by $0.6 million.

The inpatient services segment revenue decline of $25.3 million includes $45.0 of retroactive New Jersey and Pennsylvania provider tax assessments recognized in the prior year quarter that pertained to prior periods. Exclusive of the retroactive provider assessments, revenues increased by $19.7 million primarily due to increased payor rates. In the aggregate, payor rates increased by $15.9 million versus the prior year with $8.4 million of such increase occurring in the Medicare payor category. Medicare rates increased by 8.3% due to the October 1, 2005 upward Medicare rate adjustment of 3.1%, higher Medicare patient acuity levels and the positive impact of the Medicare program’s RUGs refinement reimbursement regulations that took effect on January 1, 2006. Approximately $4.8 million of payor rate increases occurred in the Medicaid payor category of which $1.9 million was due to newly implemented provider tax assessments in Connecticut. The prior year quarter contained no provider tax assessments in Connecticut. Medicaid revenue settlements and adjustments decreased by $0.3 million versus the prior year quarter. The $3.2 million balance of Medicaid rate increases, which equate to a 1.6% increase, resulted from both increased acuity levels and legislated increases. Increases in private pay and insurance rates of 4.5% and 4.5%, respectively, were the primary reasons for the $2.7 million remainder of the overall rate increase. Overall occupancy, including the 0.9% increase in occupancy resulting from 206 licensed beds being taken out of service over the past 12 months, increased to 91.7% in the current quarter from 90.2% in the same period in the prior year, resulting in a $3.1 million revenue increase. Total patient days increased 9,634 to 1,715,237 in the current year quarter compared to 1,705,603 in the same period of the prior year. Remaining net revenue increases of $0.7 million were primarily due to increased other revenues.

The $2.9 million increase in external rehabilitation therapy services revenue resulted from net increased business volume of $4.3 million from new and existing contracts partially offset by a net $1.4 million decline primarily resulting from revenue mix caused by Medicare Part B revenues representing a lower percentage of overall revenues in the current year quarter versus the same period in the prior year.

The $0.6 million increase in other business revenue primarily resulted from increased external business volume in our non-core respiratory health services and physician services businesses.

For the current year quarter, net income decreased to $8.1 million from $13.2 million in the same period in the prior year. The net income decline resulted from revenue decreases of $21.8 million, as previously discussed, as well as $13.5 million of increased salaries, wages and benefits, partially offset by $31.7 million of decreased other operating expenses. Of the $13.5 million of increased salaries, wages and benefits, approximately $0.9 million is attributed to the replacement of higher cost temporary agency nurses with internally employed nurses, with the balance of the increase due to normal inflationary growth in wage and benefits in both our inpatient services segment and rehabilitation therapy services segment, increased occupancy within our inpatient segment, increased inpatient nursing hours per patient day resulting from servicing higher acuity patients and increased rehabilitation therapy services business volume. The $31.7 million of decreased other operating expenses is net of the $37.3 million retroactive portion of New Jersey and Pennsylvania provider assessment taxes recognized in the prior year quarter that pertained to prior periods. Exclusive of retroactive provider taxes, other operating expenses increased by $5.6 million. Of the $5.6 million increase, $1.2 million is attributed to the recognition of newly implemented provider assessment taxes in Connecticut, $1.7 million is attributed to an increase in pharmacy and medical supply costs incurred to treat a higher acuity patient population and $1.8 million is due to increased natural gas and electricity costs. These increases were offset by approximately $1.1 million of reduced costs attributed to the replacement of higher cost temporary agency nurses with internally employed nurses and $0.4 million of reduced grounds maintenance (primarily snow-removal) costs. The balance of the increase in other operating expenses of approximately $2.4 million is largely attributed to normal inflationary increases in cost. The provision for losses on accounts receivable and notes receivable increased by $0.7 million as compared with the prior year period primarily due to notes receivable recoveries recognized in the prior year period. General and administrative costs increased by $5.6 million due to increased payroll costs resulting from both wage inflation and additional resources to support multiple operational and system improvement initiatives, incremental stock based compensation associated with the October 1, 2005 adoption of SFAS 123R and increased marketing and recruiting costs. Net income was further reduced by increases in depreciation and amortization expense and lower earnings of less than 100% owned subsidiaries as further discussed below. Net income was increased due to lower early extinguishment of debt costs, interest expense and income tax expense, each of which is further discussed below.

Back to Contents

For the current quarter, EBITDA decreased $5.9 million to $35.5 million compared with $41.4 million in the same period of the prior year. Inpatient services EBITDA decreased $6.3 million, of which $7.7 million is due to retroactive New Jersey and Pennsylvania provider tax assessments recognized in the prior year quarter that pertained to prior periods, $1.8 million is due to increased natural gas and electricity costs, $1.7 million is due to an increase in pharmacy and medical supply costs incurred to treat a higher acuity patient population and $0.3 million is due to decreased Medicaid revenue settlements and adjustments, partially offset by $0.7 million of provider tax assessments in Connecticut. The prior year quarter contained no provider tax assessments in Connecticut. The remaining $4.5 million increase resulted from the previously discussed other increases in payor rates, increased occupancy levels, decreased grounds maintenance costs and reduced utilization of agency labor offset by the impact of increased nursing hours per patient day, marketing costs and inflationary increases in cost. The rehabilitation services segment combined external and intersegment revenues increased by $5.1 million, while EBITDA as a percentage of combined external and intersegment revenues (EBITDA margin) decreased to 5.8% of revenues in the current quarter from 8.5% in the same period in the prior year. The resulting $1.4 million contraction of EBITDA margin was the primary reason for the $1.1 million decline in EBITDA of the rehabilitation services segment versus the same period in the prior year, partially offset by $0.3 million of increased EBITDA generated by increased revenues. The margin contraction of $1.4 million primarily resulted from a $1.4 million decline in revenue mix as discussed above. Increased rates for both internal wages and temporary agencies were offset by increased therapist productivity in the current quarter versus the same period in the prior year. The increase in rates for both internal wages and temporary agencies is primarily being driven by high market demand for a limited pool of qualified therapists. Decreased loss on early extinguishment of debt in the current quarter increased EBITDA by $4.1 million, with the current quarter loss of $0.2 million resulting from the write-off of deferred financing fees and other costs related to the repayment of $2.0 million of 8% subordinated debt. The $4.3 million recognized in the prior year quarter is comprised of the write-off of unamortized financing fees on the fully repaid term loan component of our senior credit facility ($1.3 million) and the repayment of 8% subordinated debt ($0.7 million). In addition, prepayment premiums approximating 10% of the $23.5 million of repaid 8% subordinated debt resulted in $2.3 million of charges. The remaining decrease in EBITDA of $2.6 million in all other services and corporate costs was principally due to increased payroll costs resulting from both wage inflation and additional costs to support our operational improvement and system initiatives as well as increased recruiting costs.

Capital Costs and Other

Depreciation and amortization expense increased by $2.6 million to $15.6 million in the current quarter compared to $13.0 million for the same period in the prior year. The increase is primarily attributed to additional depreciation expense on incremental capital additions, principally in computer hardware related to the deployment of new computer systems.

Interest expense decreased $1.3 million in the current quarter to $6.3 million, compared to $7.6 million for the same period in the prior year, due to repurchases of our 8% senior subordinated notes and the restructuring of our debt portfolio in the quarter ended March 31, 2005 resulting in a decline in our overall weighted average interest rate.

Investment income was flat at $2.2 million in the current quarter compared to the same period in the prior year. Investment income was reduced by levels of interest bearing assets, offset by higher investment yields.

Our effective tax rate approximated 40.2% for the quarter ended March 31, 2006. The rate was adversely impacted by the lapsing of certain jobs-related tax credit provisions at December 31, 2005, which increased our effective tax rate for fiscal 2006 by almost 1%. Income tax expense in the prior year quarter was estimated using an effective tax rate of approximately 39.8%, which was then offset by the recognition of certain tax credits retroactive to our fiscal 2004. Income tax expense includes the provision of taxes on both equity in net income of unconsolidated affiliates and minority interests.

Back to Contents

Operating results of our less than 100% owned subsidiaries in the current year quarter approximated prior year results, resulting in net combined equity in net income of unconsolidated affiliates and minority interests of $0.1 million in both the current and prior year periods.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

In the current year to date period, revenues were $874.4 million, an increase of $7.7 million, or 0.9%, over the same period in the prior year. Of this growth, inpatient services revenue increased by $2.7 million, external rehabilitation therapy services revenue increased by $6.8 million and other businesses revenue decreased by $1.8 million.

The $2.7 million of revenue growth in our inpatient services segment is net of $35.2 million of New Jersey and Pennsylvania provider tax assessments recognized in the prior year to date period that pertained to prior periods. Exclusive of the retroactive provider assessments, revenues increased by $37.9 million primarily due to increased payor rates. In the aggregate, payor rates increased by $30.9 million versus the prior year with $15.2 million of such increase occurring in the Medicare payor category. Medicare rates increased by 7.7% due to the October 1, 2005 upward Medicare rate adjustment of 3.1%, higher Medicare patient acuity levels and the positive impact of the Medicare program’s RUGs refinement reimbursement regulations that took effect on January 1, 2006. Approximately $10.0 million of payor rate increases occurred in the Medicaid payor category of which $3.8 million was due to newly implemented provider tax assessments in Connecticut. The prior year to date period contained no provider tax assessments in Connecticut. Medicaid revenue settlements and adjustments decreased by $1.7 million versus the prior year quarter. The $7.9 million balance of Medicaid rate increases, which equate to a 2.0% increase, resulted from both increased acuity levels and legislative increases. Increases in private and insurance rates of 4.5% and 5.0%, respectively, were the primary reasons for the $5.7 million remainder of the overall rate increase. Overall occupancy, including the 0.9% increase in occupancy resulting from 206 licensed beds being taken out of service over the past 12 months, increased to 91.6% in the current year to date period from 90.3% in the same period in the prior year, resulting in a $4.2 million revenue increase. Total patient days increased 12,478 to 3,465,259 in the current year to date period compared to 3,452,781 in the same period of the prior year. Remaining net revenue increases of $2.8 million were primarily due to increased Medicare Part B volume.

The $6.8 million increase in external rehabilitation therapy services revenue resulted from net increased business volume of $8.9 million from new and existing contracts partially offset by a net $2.1 million decline primarily resulting from a decline in revenue mix caused by Medicare Part B revenues representing a lower percentage of overall revenues in the current year to date period versus the same period in the prior year.

The $1.8 million decrease in other business revenue was the net result of $1.6 million of revenue decreases primarily resulting from decreased external business volume in our non-core hospitality and staffing services businesses and a $1.0 million decrease resulting from decreased billing for certain shared services to our former parent company prior to December 1, 2003, NeighborCare Inc., partially offset by $0.8 million of increased external business volume in our non-core respiratory health services business.

For the current year to date period, net income decreased to $19.5 million from $26.3 million in the same period in the prior year. A $26.3 million increase in salaries, wages and benefits was partially offset by the previously discussed revenue increases of $7.7 million as well as $14.7 million of decreased other operating expenses. Of the $26.3 million of increased salaries, wages and benefits, approximately $1.4 million is attributed to the replacement of higher cost temporary agency nurses with internally employed nurses, with the balance of the increase due to normal inflationary growth in wage and benefits in both our inpatient services segment and rehabilitation therapy services segment, increased occupancy within our inpatient segment, increased inpatient nursing hours per patient day resulting from servicing higher acuity patients and increased rehabilitation therapy services business volume. The $14.7 million of decreased other operating expenses is net of the $28.8 million retroactive portion of New Jersey and Pennsylvania provider assessment taxes recognized in the prior year to date period that pertained to prior periods. Exclusive of retroactive provider taxes, other operating expenses increased by $14.1 million. Of the $14.1 million increase, $2.5 million is attributed to the recognition of newly implemented provider assessment taxes in Connecticut, $2.9 million is attributed to an increase in pharmacy and medical supply costs incurred to treat a higher acuity patient population, $2.8 million is due to increased natural gas and electricity costs and $4.2 million is due to increased general and property liability insurance costs. These increases were offset by approximately $2.0 million of reduced costs attributed to the replacement of higher cost temporary agency nurses with internally employed nurses, $0.3 million of reduced grounds maintenance (primarily snow removal) costs and $1.7 million of reduced costs resulting from decreased business volume in our non-core businesses as discussed above. The balance of the increase in other operating expenses of approximately $5.7 million is largely attributed to normal inflationary increases in cost. The provision for losses on accounts receivable and notes receivable increased by $0.9 million as compared with the same period in the prior year primarily due to notes receivable recoveries recognized in the prior year period. General and administrative costs increased by $6.6 million due to increased payroll costs resulting from both wage inflation and additional resources to support multiple operational improvement and system initiatives, incremental stock based compensation associated with the October 1, 2005 adoption of SFAS 123R and increased marketing and recruiting costs. Net income was further reduced from increases in depreciation and amortization expense, lower earnings of less than 100% owned subsidiaries and lower after-tax gains from discontinued operations, each of which is further discussed below. Net income increased due to lower early extinguishment of debt costs, interest expense, lease expense and income tax expense, each of which is further discussed below.

Back to Contents

For the current year to date period, EBITDA decreased $6.4 million to $75.9 million compared with $82.3 million in the same period of the prior year. Inpatient services EBITDA decreased $5.8 million, of which $6.4 million is due to the retroactive New Jersey and Pennsylvania provider tax assessments recognized in the prior year to date period that pertained to prior periods, $2.8 million is due to increased natural gas and electricity costs, $2.9 million is due to an increase in pharmacy and medical supply costs incurred to treat a higher acuity patient population and $1.7 million is due to decreased Medicaid revenue settlements and adjustments, partially offset by $1.2 million of provider tax assessments in Connecticut. The prior year to date period contained no provider tax assessments in Connecticut. The remaining $6.8 million increase resulted from the previously discussed other increases in payor rates, increased Medicare Part B volume, increased occupancy levels, decreased grounds maintenance costs and reduced utilization of agency labor offset by the impact of increased nursing hours per patient day, marketing costs and inflationary increases in cost. The rehabilitation services segment combined external and intersegment revenues increased by $11.3 million, while EBITDA as a percentage of combined external and intersegment revenues (EBITDA margin) decreased to 6.9% of revenues in the current year to date period from 7.4% in the same period in the prior year. Consequently, rehabilitation services EBITDA increased by $0.3 million versus the same period in the prior year due to $0.8 million of increased EBITDA generated by increased revenues offset by a $0.5 million decrease resulting from EBITDA margin contraction. The margin contraction of $0.5 million primarily resulted from a $2.1 million decline in revenue mix as discussed above partially offset by the $1.6 million net impact of an increase in therapist productivity in the current year to date period versus the same period in the prior year and increased rates for both internal wages and temporary agencies. The increase in rates for both internal wages and temporary agencies is primarily being driven by high market demand for a limited pool of qualified therapists. Decreased loss on early extinguishment of debt in the current year to date period increased EBITDA by $4.6 million, with the current year to date period loss of $0.2 million resulting from the write-off of deferred financing fees and other costs related to the repayment of $2.0 million of 8% subordinated debt. The $4.8 million recognized in the prior year to date period is comprised of the write-off of unamortized financing fees for several repaid mortgages ($0.4 million), the full write-off of the term loan component of our senior credit facility ($1.3 million) and the repayment of 8% subordinated debt ($0.7 million). In addition, prepayment premiums approximating 10% of the $23.5 million of repurchased 8% subordinated debt resulted in $2.4 million of charges. The remaining decrease in EBITDA of $5.5 million in all other services and corporate costs was principally due to increased payroll costs resulting from both wage inflation and additional costs to support our operational improvement and system initiatives and increased recruiting costs.

Capital Costs and Other

Lease expense decreased by $0.4 million primarily due to the January 2005 acquisition of the land and building of a skilled nursing facility that we previously leased.

Depreciation and amortization expense increased by $4.8 million to $30.4 million in the current year to date period compared to $25.6 million for the same period in the prior year. The increase is primarily attributed to additional depreciation expense on incremental capital additions, principally in computer hardware related to the deployment of new computer systems.

Back to Contents

Interest expense decreased $2.8 million in the current year to date period to $12.9 million, compared to $15.7 million for the same period in the prior year, due to repurchases of our 8% senior subordinated notes and the restructuring of our debt portfolio in the quarter ended March 31, 2005 resulting in a decline in our overall weighted average interest rate.

Investment income was up slightly to $4.2 million in the current year to date period compared to $4.1 million for the same period in the prior year. Investment income was reduced by lower levels of interest bearing assets, offset by higher investment yields.

Our effective tax rate approximated 40.6% for the year to date period ended March 31, 2006. The rate was adversely impacted by the lapsing of certain jobs-related tax credit provisions at December 31, 2005, which increased our effective tax rate for fiscal 2006 by almost 1%. If the credit provisions were reinstated retroactively, we would expect our full fiscal year effective tax rate to approximate 40%. Income tax expense in the prior year to date period was estimated using an effective tax rate of approximately 39.8%, which was then offset by the recognition of certain tax credits retroactive to our fiscal 2004. Income tax expense includes the provision of taxes on both equity in net income of unconsolidated affiliates and minority interests.

Income (loss) from discontinued operations, net of taxes, was de minimis in the current year to date period versus income of $0.5 million in the prior year to date period. The decrease is primarily due to favorable claims development recognized on self-insured Florida policies in the prior year to date period that did not recur in the current year to date period.

Operating results of our less than 100% owned subsidiaries in the current year to date period declined compared to the same period in the prior year, resulting in a combined decrease of $0.4 million in equity in net income of unconsolidated affiliates and minority interests.

Liquidity and Capital Resources

Working Capital and Cash Flows

Reference to our unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows will facilitate an understanding of the discussion that follows.

Our primary source of cash inflows comes from government funded programs, principally Medicaid and Medicare. Our operating cash flow has been used to finance trade accounts receivable, fund capital expenditures, service and repurchase our indebtedness and repurchase our common stock, and make selective acquisitions. Financing trade accounts receivable is necessary because, on average, the customers and payors for our services do not pay us as quickly as we pay our vendors and employees for their services. Our cash flow from operations for the six months ended March 31, 2006 and 2005 were $48.0 million and $60.8 million, respectively. The $12.8 million decline in cash flow from operations in the six months ended March 31, 2006 primarily resulted from reduced net income previously discussed herein, $38.0 million in decreased cash flows from the timing of payments to vendors and employees, offset with increased cash flows of $30.0 million in accounts receivable. These unusually large fluctuations in cash flows of working capital accounts are due to the prior year period recognition of receivables and payables associated with the implementation of the Pennsylvania and New Jersey provider assessments that were accrued, but not yet received or disbursed as of March 31, 2005.

Our investing activities principally consist of capital expenditures and asset acquisitions and dispositions. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in computer hardware and software. For the foreseeable future, we expect to increase our investment in both physical plant and information systems over the levels in prior years. Capital expenditures were $54.0 million and $23.6 million for the six months ended March 31, 2006 and 2005, respectively. For fiscal 2006, capital expenditures are anticipated to be within the range of $90.0 million to $100.0 million. Investing activities for the six months ended March 31, 2006 include $4.1 million of cash used to fund into escrow a proposed purchase of our joint venture partners’ interests in three skilled nursing facilities and $0.7 million to purchase a tract of land. Investing activities for the six months ended March 31, 2005 include proceeds received from the sale of eldercare centers of $5.3 million, principally from the sale of eldercare centers located in the state of Wisconsin. In the six months ended March 31, 2005, approximately $7.0 million of net cash was used principally to purchase a previously leased skilled nursing facility. We do not expect to receive significant cash proceeds from asset sales in fiscal 2006. Investing activities for the six months ended March 31, 2006 also includes $0.5 million of net sales of restricted marketable securities held by our wholly owned insurance captive compared to $14.2 million of net purchases of restricted marketable securities for the six months ended March 31, 2005.

Back to Contents

Cash flows from financing activities were a net use of cash of $14.6 million and $23.6 million for the six months ended March 31, 2006 and 2005, respectively. Cash flows from financing activities for the six months ended March 31, 2005 are reflective of several financing transactions that occurred in the second fiscal quarter of 2005. In March 2005, we issued $180.0 million of 2.5% convertible senior subordinated debentures due 2025. After paying financing fees of approximately $5.5 million, we used (i) approximately $20.1 million of the net proceeds of the offering to repurchase shares of our common stock from the initial purchasers of the debentures in negotiated transactions concurrently with the offering, (ii) approximately $119.7 million of the net proceeds to repay the remaining outstanding borrowings under the term loan portion of our senior credit facility, and (iii) the balance for general corporate purposes, including $23.5 million of repurchases of our 8% senior subordinated notes due 2013. The debt repurchases resulted in a prepayment premium of $2.4 million, which is included in loss on early extinguishment of debt. Also impacting cash from net financing activities, in November 2004, we repaid approximately $14.0 million under the mandatory payment provisions of our then existing term loan under our senior credit facility. In November 2004, we prepaid an $11.0 million, 11% fixed rate mortgage and paid the lender a $0.3 million prepayment penalty.

We continually evaluate the most efficient use of our capital, including investments in our property and equipment, information systems, potential asset acquisitions or dispositions, purchasing, refinancing, exchanging or retiring certain of our outstanding debt securities to the extent permitted by our existing covenant restrictions. As part of such ongoing evaluation, our board of directors has authorized the repurchase of up to $150.0 million of our common stock, as well as certain principal amounts of our 8% senior subordinated notes in accordance with the restrictions of our amended and restated senior credit agreement through December 31, 2006. Share and debt repurchases may take place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. Repurchases of common stock are restricted by our debt agreements, the most restrictive of which is our 8% senior subordinated notes. Such restrictions preclude repurchases of common stock above 50% of our net income since July 1, 2003. After considering common stock repurchases made to date and other repurchase provisions, our maximum common stock repurchasing capacity at March 31, 2006 is $14.4 million. For the six months ended March 31, 2006, 288,405 shares of common stock were repurchased at a cost of $10.7 million, and $2.0 million principal amount of our 8% senior subordinated notes were repurchased. Cumulatively through March 31, 2006, 1,075,742 shares of common stock were repurchased at a cost of $42.8 million and $72.9 million principal amount of our 8% senior subordinated notes were repurchased. The debt repurchases resulted in a prepayment premium charge of $7.5 million and the write-off of unamortized deferred financing fees and other fees of $2.8 million These charges are recorded as loss on early extinguishment of debt in the unaudited condensed consolidated statements of operations in the period in which the repurchases are made. Subsequent to March 31, 2006, we repurchased an additional $6.2 million principal amount of 8% senior subordinated notes resulting in a prepayment premium charge of $0.4 million and the write-off of unamortized deferred financing fees and other fees of $0.2 million.

In April 2006, we entered into a series of letters of intent with unrelated third parties to acquire the real estate and business activities of nine assisted living and skilled nursing facilities. The aggregate purchase price of these transactions of approximately $61.0 million is expected to be financed by us with cash on hand or available borrowings under our revolving credit facility. The closing of these transactions, which are expected to close through the end of calendar year 2006, are subject to due diligence, the execution of definitive agreements, receipt of state regulatory approvals and various other customary conditions. Accordingly, no assurances can be given that the transactions will be consummated or, if they are, what the final terms will be or what its ultimate impact will be on our financial condition or results of operations.

In May 2006, we announced that we signed an agreement to enter into lease and purchase option agreements with an unrelated provider of long-term care that operates 11 facilities with a combined total of approximately 970 skilled nursing and assisted living facility beds located in the state of Maine. The most significant terms of the transaction assume we will enter into 11 separate agreements to lease the facilities over a 10 year term, with two five year renewal options. We will also assume an option to purchase all 11 properties in 2026 for $53.0 million. We expect to account for the transaction as a capital lease. We would pay approximately $16.0 million of cash consideration and the related capital lease debt balance is expected to approximate $40.0 million. The 11 facilities generate approximately $65.0 million of annual revenue. The closing of the transaction, which is expected to occur in the last calendar quarter of 2006, is subject to receipt of regulatory approvals and various other customary conditions. Accordingly, no assurances can be given that the transaction will be consummated or, if it is, what the final terms will be or what its ultimate impact will be on our financial condition or results of operations.

Back to Contents

We believe that the net cash provided by our operating activities, supplemented as necessary with cash reserves and borrowings available under our revolving credit facility, will provide sufficient resources to meet our working capital requirements, debt service and other liquidity needs over the next 12 months. At March 31, 2006, $123.2 million was available under our $125.0 million revolving credit facility after giving effect to $1.8 million in outstanding letters of credit issued under the revolving credit facility.

At March 31, 2006, we had restricted cash equivalents and restricted investments in marketable securities of $103.4 million, which are held by Liberty Health Corporation (LHC), our wholly owned captive insurance subsidiary incorporated under the laws of Bermuda. The cash equivalents and investments held by LHC are restricted by statutory capital requirements in Bermuda. As a result of such restrictions and encumbrances, we and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

Off-Balance Sheet Commitments and Commitments to Consolidated VIEs

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

We have extended $4.1 million in working capital lines of credit to certain jointly owned and managed companies, of which $2.4 million were unused at March 31, 2006. In addition, we have agreed to extend credit for working capital needs of a nursing center managed by us. Under that arrangement, the property’s owner is responsible for funding working capital needs up to $0.9 million, and we would be required to cover deficits in excess of that limit. To date, we have not had to perform under that agreement. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

We have posted $1.8 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on our consolidated balance sheet unless they are probable of being utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

We have exited a commitment to purchase land with an aggregate purchase price of approximately $3.0 million. The $0.2 million deposit that was disbursed into escrow at December 31, 2005 was refunded during the three months ended March 31, 2006.

Income Taxes

As of March 31, 2006, we had net operating loss carryforwards available of $105.9 million, which can be utilized to offset future taxable income subject to an annual limitation of $33.1 million. The net operating loss carryforwards serve to reduce the amount of cash payments we make for income tax obligations. We regularly assess our ability to realize the tax benefit from our net operating loss carryforwards.

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

During the three months ended March 31, 2006, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies, with exception to the following matter. Historically, we recorded outstanding losses and loss expenses for both general and professional liability and workers’ compensation liability based on the estimates of the amount of reported losses together with a provision for losses incurred but not reported, based on the recommendations of an independent actuary, and our judgment using our past experience and industry experience. General and professional liability and workers’ compensation claims were discounted at a rate of 4.5%. This rate estimated the present value of funds required to pay losses at a future date. After review and consultation with our Audit Committee and KPMG LLP, our independent registered public accounting firm, we determined that our loss reserves in connection with our self-insured programs should be reported on an undiscounted basis to comply with U.S. generally accepted accounting principles. Accordingly, we and our Audit Committee have determined we will restate our historical financial statements. See note 1 – “Organization and Basis of Presentation - Restatement of Unaudited Condensed Consolidated Financial Statements,” to the unaudited condensed consolidated financial statements included herein.

New Accounting Pronouncements

Variable Interest Entities

In April 2006, the Financial Accounting Standards Board (FASB) issued Staff Position No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” (FIN 46(R)-6). This latest interpretation will significantly change the way some companies identify variable-interest entities (VIE) and how they analyze whether to consolidate those they identify. The new requirements regarding how to distinguish between contracts or arrangements that create variability in an entity (i.e. its risks and rewards) and contracts or arrangements that are exposed to or reduce that variability (i.e. variable interests). FIN 46(R)-6 provides guidance on when to consolidate an entity based on exposure to risks and rewards, rather than voting control. It describes the characteristics of a VIE and how an entity that is involved in a VIE should determine whether it shares in the VIE’s risks and rewards extensively enough to be the VIE’s “primary beneficiary” and therefore to consolidate it. FIN 46(R)-6 is to be applied prospectively to all entities that the reporting enterprise first becomes involved with beginning the first day of the first reporting period that begins after June 15, 2006, or July 1, 2006 for us. The new requirements need not be applied to entities that have previously been analyzed under FIN 46(R) unless a reconsideration event occurs.

Back to Contents

Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (SFAS 155), to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (as amended),” to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, or October 1, 2006 for us, with earlier adoption permitted. The adoption of SFAS 155 is not expected to have a material effect on our financial condition or results of operations.

General Partner Control of Limited Partnerships

In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). This consensus applies to voting right entities not within the scope of FIN 46(R) in which the investor is the general partner(s) in a limited partnership or functional equivalent. The EITF consensus is that the general partner(s) in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements. The general partner(s) may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner through substantive kick-out rights that can be exercised without having to show cause; or (b) substantive participating rights in managing the partnership. This guidance became immediately effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, or October 1, 2006 for us. We continue, but have not completed, evaluating the impact of applying the provisions of EITF 04-5 to our existing unconsolidated joint venture partnerships, but do not expect the adoption will have a material impact on our consolidated financial statements.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, or October 1, 2006 for us. We do not expect this statement to have a material impact on our consolidated financial statements.

Back to Contents

Accounting for Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS No. 143,” (FIN 47). This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated, even though uncertainty exists about the timing and / or method of settlement. Certain of our real estate assets contain asbestos. The asbestos is believed to be appropriately contained in accordance with environmental regulations. If these properties were demolished or subject to renovation activities that disturb the asbestos, certain environmental regulations are in place which specify the manner in which the asbestos must be handled and disposed. FIN 47 is effective no later than the end of all fiscal years ending after December 15, 2005, or September 30, 2006 for us. We are in the process of identifying our conditional asset retirement obligations to determine whether we can reasonably estimate the timing and / or method of settlement, as well as the fair value of each obligation. If we can reasonably estimate the fair value of an obligation, we will need to recognize a liability for that obligation upon adoption of FIN 47 as a cumulative-effect of a change in accounting principle no later than September 30, 2006. Until we complete our evaluation of potential asset retirement obligations, we cannot predict the impact of adoption on our consolidated financial statements.

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

At March 31, 2006, we had $7.8 million of debt with recourse to GHC subject to variable rates of interest. A one percent change in the rate of interest would result in a change to our interest expense of $0.1 million annually.

At March 31, 2006, we had $13.0 million of non-recourse debt subject to variable rates of interest held by two of our consolidated VIEs pursuant to FIN 46. A one percent change in the rate of interest would result in a change to our interest expense of $0.1 million annually.

At March 31, 2006, we had $98.0 million of cash and equivalents, including restricted cash and equivalents, that were affected by market rates of interest. A one percent change in the rate of interest would result in a change in interest income of $1.0 million annually.

At March 31, 2006, we held $22.6 million of restricted investments in marketable securities that were affected by market rates of interest. A one percent change in the rate of interest would result in a change in interest income of $0.2 million annually.

ITEM 4:	Controls and Procedures
(a)	Effectiveness of disclosure controls and procedures.

Restatement of Financial Statements

In connection with our response to review letters from the Securities and Exchange Commission (SEC) relating to our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and Quarterly Report for the fiscal quarter ended December 31, 2005, and after review and consultation with our Audit Committee and KPMG LLP, our independent registered public accounting firm, we determined that our policy with respect to discounting self-insured outstanding losses and loss expenses for both general and professional liability and workers’ compensation liability claims and our conclusions regarding the consolidation of certain joint venture partnerships in accordance with FIN 46 were not in accordance with U.S. generally accepted accounting principles.

Our consolidated financial statements for the fiscal years ended September 30, 2003, 2004 and 2005 and the fiscal quarter ended December 31, 2005 will be restated to reflect self-insured general and professional liability claims and workers’ compensation claims on an undiscounted basis and to consolidate certain joint venture partnerships in accordance with FIN 46. In addition, the restatements will include changes in certain account classifications to conform with U.S. generally accepted accounting principles and to correct all previously reported errors to include them in the appropriate period. See note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for more information regarding the restatement.

In light of the determination that certain of our accounting policies were not in accordance with U.S. generally accepted accounting principles, our management, including our chief executive officer and chief financial officer re-evaluated our internal control over financial reporting as of September 30, 2005. Management has concluded that the errors described above resulted from a material weakness in internal control over financial reporting related to the misapplication of U.S. genereally accepted accounting principles. We are also evaluating other deficiencies in connection with the restatements. Readers are therefore cautioned not to rely on management’s conclusion set forth in Item 9A: Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting, included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, that our internal control over financial reporting was effective as of September 30, 2005. We have been advised by KPMG LLP that its report on internal control over financial reporting as of September 30, 2005 should not be relied upon.

Back to Contents

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2006. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Based on an evaluation of the effectiveness of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures were not effective because of the material weakness described above. In addition, our chief executive officer and chief financial officer have reevaluated the conclusions regarding our disclosure controls and procedures for prior periods and have concluded that our disclosure controls and procedures were not effective for the interim periods during the fiscal years ended September 30, 2003, 2004 and 2005, and the fiscal quarter ended December 31, 2005.

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

In order to conform to U.S. generally accepted accounting principles, we are in the process of evaluating our policies and procedures to ensure proper accounting for self-insured outstanding losses and loss expenses for both general and professional liability and workers’ compensation liability claims and the proper application of FIN 46 under U.S. generally accepted accounting principles.

Back to Contents

PART II:	OTHER INFORMATION
ITEM 1:	Legal Proceedings

Haskell et al. v. Goldman Sachs & Co. et al.

NeighborCare, Inc., our former parent, is a defendant in an action brought by former investors in NeighborCare, Inc. on January 27, 2004 in the Supreme Court of New York, County of New York. The plaintiffs collectively held over $205.0 million in subordinated debentures prior to the filing by NeighborCare, Inc. and substantially all of our subsidiaries of a Chapter 11 bankruptcy petition in 2000. The claim alleges fraud and grossly negligent misrepresentation by defendants NeighborCare, Inc., Goldman Sachs & Co., Mellon Bank, N.A., Highland Capital Management, LP, and George V. Hager, Jr., our Chief Executive Officer (and former Chief Financial Officer of NeighborCare, Inc. prior to the spin-off), in connection with the Bankruptcy Court’s approval of the plan of reorganization confirmed by the Bankruptcy Court in 2001 which canceled the subordinated debentures. The plaintiffs seek to recover $200.0 million plus interest costs and fees. The action was removed to the United States Bankruptcy Court for the District of Delaware. In July 2004, we received notice from NeighborCare, Inc. indicating that it believes we are responsible for 50% of the legal fees related to this matter. In addition, Mellon Bank, N.A. has asserted a claim against NeighborCare, Inc. for indemnification for expenses and damages related to the former investors’ claim. On March 28, 2005, the Bankruptcy Court ruled that NeighborCare, Inc. would be obligated to reimburse Mellon Bank, N.A. for expenses and damages relating to the claim, other than any expenses or damages determined by the Bankruptcy Court to have resulted from Mellon Bank’s gross negligence or willful misconduct. On April 27, 2005, the Bankruptcy Court dismissed the plaintiffs’ complaint against all named defendants and the plaintiffs appealed. On March 29, 2006, the U.S. District Court for the District of Delaware affirmed the Bankruptcy Court’s Order as to NeighborCare, Inc. and remanded the matter for further proceedings as to the remaining defendants. While we have advanced NeighborCare, Inc. 50% of the deductible under the insurance policy related to the former investors’ claim, we have not made a determination with respect to our ultimate liability, if any, relative to this case.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds – None
ITEM 3:	Defaults Upon Senior Securities – None
ITEM 4:	Submission of Matters to a Vote of Security Holders

Pursuant to the 2006 Annual Meeting of Shareholders discussed below, Robert H. Fish, Charles W. McQueary and Charlene Connolly Quinn were each elected as Class II directors to serve until the 2009 Annual Meeting of Shareholders and until their successors are duly elected and qualified. George V. Hager, Jr. and Kevin M. Kelley continue to serve as Class I directors to serve until the 2008 Annual Meeting of Shareholders and John F. DePodesta, J. Michael Gallagher and Terry Allison Rappuhn continue to serve as Class III directors to serve until the 2007 Annual Meeting of Shareholders, each until their successors are duly elected and qualified.

On February 22, 2006, we held our 2006 Annual Meeting of Shareholders. Proxies were solicited for the meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934.

At the meeting, the following matter was voted on:

•	the election of Robert H. Fish, Charles W. McQueary and Charlene Connolly Quinn to hold office for a term of three years and until each of their successors are duly elected and qualified.

Back to Contents

A summary of the voting results follows:

	Votes For	Votes Against	Votes Withheld	Broker Non-Vote

Election of Robert H. Fish	17,608,848	—	355,751	—
Election of Charles W. McQueary	17,500,670	—	463,929	—
Election of Charlene Connolly Quinn	17,942,266	—	22,333	—
ITEM 5:	Other Information - None
ITEM 6:	Exhibits
(a)	Exhibits
31.1	Certification of George V. Hager, Jr., Chief Executive Officer, of the Company dated May 30, 2006 pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of James V. McKeon, Chief Financial Officer, of the Company dated May 30, 2006 pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of George V. Hager, Jr., Chief Executive Officer, of the Company dated May 30, 2006 pursuant to 18 U.S.C. Section 1350.
32.2	Certification of James V. McKeon, Chief Financial Officer, of the Company dated May 30, 2006 pursuant to 18 U.S.C. Section 1350.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesis HealthCare Corporation
Date: May 30, 2006	/s/ James V. McKeon

James V. McKeon, Chief Financial Officer

Date: May 30, 2006	/s/ George V. Hager, Jr.

George V. Hager, Jr., Chief Executive Officer and Chairman of the Board