Form 10-K/A
period 2005-09-30
GENESIS HEALTHCARE CORP
filed 2006-06-20
CIK 1236736

Click here for Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to________________

Commission File Number 000-50351

Genesis HealthCare Corporation

(Exact name of Registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	101 East State Street Kennett Square, PA 19348 (Address of principal executive offices including zip code)	20-0023783 (I.R.S. Employer Identification Number)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, initially filed with the Securities and Exchange Commission (SEC) on December 14, 2005, is being filed to reflect the restatement of its consolidated balance sheets at September 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-years ended September 30, 2005 and the notes related thereto (Historical Financial Statements). For a more detailed discussion of the restatement see Item 8, note 3 – “Restatement of Consolidated Financial Statements” to the consolidated financial statements.

On April 27, 2006, the registrant’s management and Audit Committee of the Board of Directors concluded the registrant would restate the Historical Financial Statements. The registrant arrived at this conclusion during the course of responding to inquiries arising from comments from the SEC relating to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005.

The Historical Financial Statements are being restated to reflect self-insured general and professional liability claims and workers’ compensation claims on an undiscounted basis and to consolidate certain joint venture partnerships in accordance with FIN 46 (later defined). In addition, the restatement includes changes in certain account classifications to conform with U.S. generally accepted accounting principles and to correct all errors previously reported by the registrant to include them in the appropriate period.

This Amendment is being filed solely for the purpose of amending and restating Items 6, 7, 7A, 8, 9 and 9A of Part II and Item 15 of Part IV of the Annual Report on Form 10-K originally filed solely to the extent necessary (i) to reflect the restatement of the Historical Financial Statements as described in note 3 – “Restatement of Consolidated Financial Statements” to the consolidated financial statements, (ii) to make revisions to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as warranted by the restatement, (iii) to make revisions to Item 9A of Part II to reflect the registrant’s evaluation of controls and procedures as of the date of filing this Amendment, (iv) to include the certifications required by the Sarbanes-Oxley Act of 2002 and (v) to update Schedule II –Valuation and Qualifying Accounts. The registrant has also made conforming updates to the index and signature pages.

With the exception of figures impacted by the restatement and minor typographical errors, the registrant has made no further changes to Cautionary Statements Regarding Forward-Looking Statements, Risk Factors, Part I or Part III of the originally filed Form 10-K. Therefore, this Amendment continues to describe conditions (including, without limitation, conditions related to Revenue Sources) as of the date of the original filing of the Annual Report on Form 10-K. Accordingly, this Amendment should be read in conjunction with the registrant’s filings made subsequent to the filing of the original Form 10-K. The registrant has not amended its Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to September 30, 2005, and the consolidated financial statements and related financial information contained in such reports should no longer be relied upon.

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

Back to Index

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

Back to Index

RISK FACTORS

If any of the following risks and uncertainties develop into actual events, this could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock could decline. Risk factors, most notably those pertaining to our revenue sources, are updated in interim periods to reflect the reimbursement environment, which changes frequently, as of the reporting date. The risk factors described in this Amendment are as of the original filing date of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and have not been updated. Accordingly, these risk factors should be read in conjunction with the revenue source update contained in management’s discussion and analysis of financial condition and results of operations in our quarterly reports filed subsequent to December 14, 2005, the original filing date of the Annual Report.

Risks Related to Our Business

Healthcare-related legislation has significantly impacted our business, and future legislation and regulations may negatively affect our financial condition and results of operations.

Our inpatient services business currently receives approximately 81% of its revenues from Medicare and Medicaid. The healthcare industry is experiencing a strong trend toward cost containment, as the government seeks to impose lower reimbursement and resource utilization group rates, limit the scope of covered services and negotiate reduced payment schedules with providers. These cost containment measures generally have resulted in a reduced rate of growth in the reimbursement for the services that we provide relative to the increase in our cost to provide such services. Prior reductions in governmental reimbursement rates contributed to our predecessor company’s subsidiaries’ bankruptcy filings under Chapter 11 of the United States Code on June 22, 2000. Additional reductions in reimbursement rates for our services may further negatively impact our business, results of operations, financial condition and cash flow.

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

Back to Index

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, referred to as the Medicare Modernization Act (MMA), constitutes a significant overhaul of the Medicare system, including provisions to provide subsidies to insurers and managed care organizations, and establishes mechanisms to allow private healthcare coverage plans to compete with Medicare initially on a pilot basis. The MMA may have a negative effect upon institutional pharmacy services provided in the long-term care setting. Effective January 1, 2006, under the MMA, Medicaid coverage of prescription drugs for Medicare beneficiaries who are also eligible for Medicaid will be shifted to the Medicare program (Medicare Part D). These residents are referred to as “dual eligibles.” This change could affect a significant percentage of residents in our nursing facilities.

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

Back to Index

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

Back to Index

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

Back to Index

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

We and the healthcare industry continue to experience shortages in qualified professional clinical staff. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. As the demand for these services continually exceeds the supply of available and qualified staff, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has increased pressure on our operating margins. Lastly, increased attention to the quality of care provided in skilled nursing facilities has caused several states to mandate and other states to consider mandating minimum staffing laws that further increase the gap between demand for and supply of qualified individuals and lead to higher labor costs. While we have been able to retain the services of an adequate number of qualified personnel to staff our facilities appropriately and maintain our standards of quality care, there can be no assurance that continued shortages will not in the future affect our ability to attract and maintain an adequate staff of qualified healthcare personnel. A lack of qualified personnel at a facility could result in significant increases in labor costs and an increased reliance on expensive temporary professional staffing agencies at such facility or otherwise adversely affect operations at such facility. Any of these developments could adversely affect our business, results of operations, financial condition and cash flow.

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

Back to Index

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

The Financial Accounting Standards Board, the SEC, or other accounting organizations or governmental entities issue new pronouncements or new interpretations of existing accounting standards that sometimes require us to change our accounting policies and procedures. Future pronouncements or interpretations could require us to change our policies or procedures and have a significant impact on our financial statements.

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

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

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

The following table reflects our average number of beds in service and our average occupancy levels for the periods presented. The average beds in service have not been adjusted to exclude discontinued operations; however, the occupancy data does exclude discontinued operations:

	Year Ended September 30,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Average Beds in Service:
Owned and Leased Facilities, including Consolidated VIE’s	21,167	21,621	23,463
Managed and Jointly-Owned Facilities, excluding Consolidated VIE’s	5,482	4,870	5,615
Occupancy Based on Average Beds in Service:
Owned and Leased Facilities, including Consolidated VIE’s	90%	91%	91%

The following table reflects the payor mix of inpatient services revenues for the periods presented, and has been adjusted to exclude discontinued operations:

	Year Ended September 30,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Medicaid	54%	51%	50%
Medicare	27%	29%	28%
Private pay and other	19%	20%	22%
	100%	100%	100%

Growth in the percentage of our Medicaid revenues is attributed to the recognition of provider assessments, which are accompanied by an increase in operating costs in the form of a provider tax.

See “— Revenue Sources” and “— Government Regulation.”

Back to Index

Rehabilitation Therapy Services Segment

We provide an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy in all of our inpatient market concentrations. These services are provided by approximately 4,700 licensed rehabilitation therapists and assistants employed or contracted by us at substantially all of the eldercare centers we operate, as well as by contract to healthcare facilities operated by others and through our 13 certified outpatient rehabilitation agencies. For the fiscal year ended September 30, 2005, approximately 61% of our rehabilitation therapy services revenue was generated under contracts with unrelated third parties.

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

High acuity capabilities. We focus on clinically complex elderly patients who require extensive therapies and treatments to stabilize health problems before returning home or transitioning into a permanent long-term care setting. Over 89% of our patients come to our facilities directly from an acute care hospital and require assistance to perform daily activities. Private insurance companies and other third-party payors have recognized that treating patients requiring complex care in eldercare facilities, such as those operated by us, is a cost-effective alternative to treatment in an acute care or rehabilitation hospital.

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

Medicare and Medicaid

The Health Insurance for Aged and Disabled Act (Title XVIII of the Social Security Act), known as “Medicare,” has made available to nearly every United States citizen 65 years of age and older a broad program of health insurance designed to help the nation’s elderly meet hospital and other healthcare costs. The Medicare program consists of four parts: (i) Medicare Part A, which covers, among other things, inpatient hospital, skilled long-term care, home healthcare and certain other types of healthcare services; (ii) Medicare Part B, which covers physicians’ services, outpatient services, certain prescription drugs, and certain items and services provided by medical suppliers; (iii) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, known as Medicare Advantage or Medicare Part C and (iv) a new Medicare Part D benefit that becomes effective January 1, 2006 covering prescription drugs. Under Medicare Part B, we are entitled to payment for medically necessary therapy services and products that replace a bodily function (i.e., ostomy supplies), home medical equipment and supplies and a limited number of specifically designated prescription drugs. The Medicare program is administered by the Centers for Medicare and Medicaid Services (CMS).

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

Back to Index

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

Back to Index

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

Back to Index

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

It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or other governmental initiatives on our business and the business of the customers served by our rehabilitation services business. Accordingly, there can be no assurance that the impact of any future healthcare legislation or regulation will not further adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations are affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled. Our bad debt expense for the twelve months ended September 30, 2005, 2004 and 2003 was $11.1 million, $20.3 million and $21.0 million, respectively.

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

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

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

We provide several health insurance options to our employees, including a self-insured health plan and several fully-insured health maintenance organizations. Growth in health insurance premiums in the market rose sharply in recent years. Our business is a labor intensive business, and therefore health insurance costs represent a significant expense for us. In recent years, we have partially managed this increase with changes in program offerings. Continuing increases substantially in excess of inflation could have a negative impact on our profitability, as further shifts in responsibility for these cost increases to the employee may not be possible.

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

See “Risk Factors.”

Back to Index

Available Information

Our internet address is www.GenesisHCC.com. We make available free of charge on www.GenesisHCC.com our registration statement on Form 10, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to such registration statement or reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

Genesis HealthCare Corporation

101 East State Street

Kennett Square, PA 19348

Attention: Investor Relations

Telephone: (610) 925-2000

Information contained on our website is not part of this annual report on Form 10-K/A and is not incorporated by reference in this document. Our website is and is only intended to be an inactive textual reference.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

Back to Index

ITEM 2: PROPERTIES

Inpatient Sites of Service

The following table provides information by state as of December 1, 2005 regarding the eldercare centers we own, lease and manage. Included in the center count are 22 stand-alone assisted living facilities with 2,091 units and 15 skilled nursing facilities with 434 assisted living units.

	Wholly Owned Centers		Leased Centers		Managed Centers (1)		Total
State	Facilities	Beds	Facilities	Beds	Facilities	Beds	Facilities	Beds
Pennsylvania	32	4,218	8	941	6	988	46	6,147
New Jersey	20	2,820	7	1,356	6	697	33	4,873
Maryland	13	1,593	6	803	15	2,144	34	4,540
Massachusetts	16	2,183	2	250	16	764	34	3,197
West Virginia	14	1,306	5	394	4	270	23	1,970
Connecticut	9	1,330	-	-	2	168	11	1,498
New Hampshire	10	972	2	208	2	246	14	1,426
Delaware	5	583	-	-	2	237	7	820
Virginia	2	210	1	240	-	-	3	450
Rhode Island	3	373	-	-	-	-	3	373
North Carolina	-	-	-	-	2	340	2	340
Vermont	3	314	-	-	-	-	3	314
Total	127	15,902	31	4,192	55	5,854	213	25,948

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

NeighborCare, Inc., our former parent, is the defendant in an action brought by former investors in NeighborCare, Inc. on January 27, 2004 in the Supreme Court of New York, County of New York. The plaintiffs collectively held over $205.0 million in subordinated debentures prior to the filing by NeighborCare, Inc. and substantially all of our subsidiaries of a Chapter 11 bankruptcy petition in 2000. The claim alleges fraud and grossly negligent misrepresentation by defendants NeighborCare, Inc., Goldman Sachs & Co., Mellon Bank, N.A., Highland Capital Management, LP, and George V. Hager, Jr., our Chief Executive Officer (and former Chief Financial Officer of NeighborCare, Inc. prior to the spin-off), in connection with the Bankruptcy Court’s approval of the plan of reorganization confirmed by the Bankruptcy Court in 2001 which canceled the subordinated debentures. The plaintiffs seek to recover $200.0 million plus interest costs and fees. The action was removed to the United States Bankruptcy Court for the District of Delaware. In July 2004, we received notice from NeighborCare, Inc. indicating that it believes we are responsible for 50% of the legal fees related to this matter. In addition, Mellon Bank, N.A. has asserted a claim against NeighborCare, Inc. for indemnification for expenses and damages related to the former investors’ claim. On March 28, 2005, the Bankruptcy Court ruled that NeighborCare, Inc. would be obligated to reimburse Mellon Bank, N.A. for expenses and damages relating to the claim, other than any expenses or damages determined by the Bankruptcy Court to have resulted from Mellon Bank’s gross negligence or willful misconduct. On April 27, 2005 the Bankruptcy Court dismissed the plaintiff’s complaint against all named defendants. Plaintiff has appealed the Bankruptcy Court’s decision. While we have advanced NeighborCare, Inc. 50% of the deductible under the insurance policy related to the former investors’ claim, we have not made a determination with respect to our ultimate liability, if any, relative to this case.

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

Back to Index

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

Quarter Ended	High	Low

December 31, 2004	$36.70	$29.24
March 31, 2005	43.27	33.11
June 30, 2005	46.62	35.39
September 30, 2005	47.96	39.16

Quarter Ended	High	Low

December 31, 2003	$24.40	$21.12
March 31, 2004	28.47	20.78
June 30, 2004	29.04	22.59
September 30, 2004	31.09	26.10

Back to Index

Issuer Purchases of Equity Securities

The following table provides information with respect to common stock repurchased by us during the fourth quarter ended September 30, 2005:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/05 - 7/31/05	-	$-	-	$24,841,604
8/1/05 - 8/31/05	84,237	41.40	84,237	21,353,806
9/1/05 - 9/30/05	86,500	39.88	86,500	17,903,843
Total	170,737	$40.63	170,737
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

Back to Index

ITEM 6:	SELECTED FINANCIAL DATA
	Successor Company								Predecessor Company (3)
Year ended September 30,	2005		2004		2003		2002		2001
Statement of Operations Data (1) (in thousands, except per share and ratio data)	(Restated)		(Restated)		(Restated)		(Restated)		(Restated)
Net revenues	$1,711,433		$1,558,197		$1,409,425		$1,322,789		$1,251,467
Income from continuing operations	46,228		30,449		27,563		41,362		142,983
Net income	$46,068		$28,242		$10,036		$35,911		$109,416
Diluted earnings per share from continuing operations (2)	$2.31		$1.51
Diluted earnings per share from net income (2)	$2.30		$1.40
Ratio of earnings to fixed charges	2.85	x	2.35	x	2.54	x	3.54	x	2.37	x
Operating Data of Inpatient Services Segment:
Payor Mix:
Medicaid	54%		51%		50%		48%		48%
Medicare	27%		29%		28%		29%		27%
Private pay and other	19%		20%		22%		23%		25%
Average owned/leased eldercare center beds, including consolidated VIEs	21,167		21,621		23,463		24,139		24,783
Occupancy percentage	90%		91%		91%		92%		91%
Average managed eldercare center beds, excluding consolidated VIEs	5,482		4,870		5,615		7,898		9,215

At September 30,	2005	2004	2003	2002	2001
Balance Sheet Data (in thousands)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Working capital	$214,864	$199,144	$94,130	$69,263	$38,680
Total assets	1,412,700	1,372,848	1,150,525	1,161,216	1,139,833
Long-term debt, including current installments	451,096	484,514	318,774	326,476	328,157
Shareholders' equity	$650,813	$555,076	$563,447	$589,966	$562,112
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

Please refer to Item 8— “Financial Statements and Supplementary Data” under note 3— “Restatement of Consolidated Financial Statements.” Also, please refer to Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions and Events” and — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue Sources” for a discussion of significant transactions and material uncertainties.

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

Approximately 90% of our net revenues are generated through our inpatient services segment. Our inpatient services business is offered through a network of skilled nursing and assisted living centers primarily located in the eastern United States. Our eldercare centers are concentrated in the states of Pennsylvania, New Jersey, Maryland and Massachusetts. We currently own, lease, manage or jointly own 213 eldercare facilities, consisting of 178 skilled nursing facilities, 22 assisted living facilities and 13 transitional care units together totaling 25,948 beds.

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

Labor costs, including salaries, wages and benefits, account for approximately 72% of our total operating expenses. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. In recent years, we and our industry have experienced shortages in qualified professional clinical staff. While in our inpatient services segment we have been able to retain the services of an adequate number of qualified personnel to staff our facilities and sites of services, we have used expensive temporary nursing agency services to supplement staffing. If a shortage of nurses or other health care workers occurred in the geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs, without a corresponding increase in the level of government funded reimbursement.

Back to Index

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

Certain Transactions and Events

Restatement of Consolidated Financial Statements

Subsequent to filing our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, certain accounting errors were identified requiring the restatement of our previously issued consolidated financial statements.

Our policy with respect to discounting self-insured outstanding losses and loss expenses for both general and professional liability and workers’ compensation liability claims was reassessed, and we determined that such discounting was not in accordance with U.S. generally accepted accounting principles. In connection with the evaluation of our accounting for self-insurance loss reserves, we also identified an accounting error that, upon correction, results in an increase to self-insurance loss reserves and related expenses of $2.2 million in fiscal 2004 and corresponding decreases in fiscal 2005.

We also reassessed whether certain of the transaction structures of our jointly owned and managed facilities create variable interest entities (VIEs) and whether we are the primary beneficiary of the VIEs, within the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) 51”(FIN 46). Upon re-examination of the interests at January 1, 2003 of all parties associated with all 12 of our previously unconsolidated jointly owned and managed facilities, we have concluded that nine of the transaction structures are or were VIEs, seven of which we are the primary beneficiary. Of these seven, we subsequently acquired 100% of the interests of one of the VIEs (the acquired VIE) and the conditions that caused one of the facilities to be a VIE were extinguished in May 2004 (the former VIE). Consequently, we consolidated the financial statements of five previously unconsolidated VIEs beginning January 1, 2003, the acquired VIE from January 1, 2003 through December 31, 2004 and the former VIE from January 1, 2003 through May 31, 2004.

Also, as disclosed in our original Annual Report on Form 10-K for the fiscal year ended September 30, 2005, certain additional errors were identified and corrected by us in our previously issued fiscal 2005 consolidated financial statements. These errors involved accounting for operating lease expense on a straight-line basis, the classification of certain leases, accounting for our stock held in a deferred compensation plan, the useful lives assigned to certain fixed assets and unaccrued costs resulting from errors in purchasing cut-off. Based upon an evaluation conducted in fiscal 2005, we previously concluded that the errors were not material to our consolidated financial statements taken as a whole and adjusted for the errors in the period such errors were identified.

Back to Index

Our previously issued consolidated financial statements as of September 30, 2005 and 2004 and for each of the years in the three-year period ended September 30, 2005 have been restated herein to correct all of the errors previously described. These corrections, along with certain other immaterial errors that were identified and corrected in the appropriate periods, are illustrated in more detail under Item 8 — “Financial Statements and Supplementary Data” under note 3 — “Restatement of Consolidated Financial Statements,” to the consolidated financial statements.

Amendments to NCI Agreements

On June 9, 2005, we and NCI entered into the tax sharing amendment and the transition services amendment. On June 9, 2005, we and NeighborCare Pharmacy Services, Inc., NCI’s subsidiary (NCPS), entered into the 2005 pharmacy services amendment. A summary of the amendments is provided below. The agreements are described in more detail under “— Distribution Transactions.”

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

Back to Index

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

Share Repurchase

In February 2005, our board of directors authorized an increase to the size of our previously established share repurchase program from $25.0 million to $50.0 million of our common stock. Share repurchases may take place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions through December 31, 2005. Under this program, there were 787,337 shares of common stock repurchased at a cost of $32.1 million through September 30, 2005.

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

Back to Index

Purchase of Joint Venture Interests

Effective January 1, 2005, we acquired our joint venture partner’s interest in a Commonwealth of Massachusetts skilled nursing facility having 123 beds. Prior to that acquisition, we owned a 50% interest in the facility and consolidated its operations with ours upon adoption of FIN 46 effective January 1, 2003 as we determined we were the primary beneficiary of the partnership. See — “Restatement of Consolidated Financial Statements” included herein. Upon completion of the transaction, we owned 100% of the facility and adjusted the carrying value of the acquired interest in the assets and liabilities to fair value as of January 1, 2005. The aggregate consideration consisted of cash of $0.5 million to acquire the remaining partnership interests and the assumption of approximately $6.0 million of partnership debt, all of which was repaid at the closing of the transaction.

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

Back to Index

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

Back to Index

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

Back to Index

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

Five of the above described center lease transactions were classified as capital leases, which had the effect of increasing total assets and total liabilities (principally debt) approximately $34.0 million.

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

The following table sets forth net revenues and the components of loss from discontinued operations for the years ended September 30, 2005, 2004, and 2003 (in thousands):

	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Net revenues	$10,817	$43,496	$171,606
Net operating loss of discontinued businesses	$(183)	$(3,442)	$(19,140)
Loss on discontinuation of businesses	(86)	(249)	(14,047)
Income tax benefit	109	1,484	13,689
Loss from discontinued operations, net of taxes	$(160)	$(2,207)	$(19,498)

The loss on discontinuation of businesses includes the write-down of assets to estimated net realizable value.

Back to Index

Subsequent Events

Subsequent to September 30, 2005, we:

•	Repurchased an additional 288,405 shares of our common stock at a cost of $10.7 million.
•

Paid $4.1 million to acquire all of our joint venture partners’ interests in three partnerships that each own a skilled nursing facility located in the State of West Virginia having a combined 208 beds. We currently own a 50% interest in each partnership and manage the operations of each of the three facilities, but upon completion of the transaction will own 100% of each partnership and will therefore consolidate the related revenues, expenses and net assets of each facility. In accordance with FIN 46, we already consolidate the financial statements of one of the partnerships and record minority interest to reflect our joint venture partners’ interests. Because we extended this partnership mortgage financing, we are the primary beneficiary of the partnership, as defined by FIN 46, and therefore consolidate it. The combined annual revenues and pre tax income of the two unconsolidated partnerships is approximately $10.0 million and $1.2 million, respectively. The transaction closed on June 1, 2006.

•	Repurchased $8.2 million of 8% senior subordinated notes resulting in prepayment premium charges and write-off of unamortized deferred financing fees and other fees of $0.8 million.
•

Authorized the repurchase of up to $150.0 million of our common stock, with such repurchases to take place at our management’s discretion and/or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market and in privately negotiated transactions, subject to any covenants or restrictions contained in agreements governing our indebtedness. Repurchases of common stock are restricted by our debt agreements, the most restrictive of which is our 8% senior subordinated notes. Such restrictions preclude repurchases of common stock above 50% of our net income since July 1, 2003. After considering common stock repurchases made to date and other repurchase provisions, our maximum common stock repurchasing capacity at March 31, 2006 is $14.5 million.

•

Announced that we signed an agreement to enter into lease and purchase option agreements with an unrelated provider of long-term care that operates 11 facilities with a combined total of approximately 970 skilled nursing and assisted living facility beds located in the state of Maine. The most significant terms of the transaction assume we will enter into 11 separate agreements to lease the facilities over a 10-year term, with two five-year renewal options. We will also assume an option to purchase all 11 properties in 2026 for $53.0 million. We expect to account for the transaction as a capital lease. We would pay approximately $16.0 million of cash consideration upon closing the transaction and the related capital lease obligation balance is expected to approximate $40.0 million. The 11 facilities currently generate approximately $65.0 million of annual revenue. The closing of the transacti on, which is expected to occur in the last calendar quarter of 2006, is subject to receipt of regulatory approvals and various other customary conditions. Accordingly, no assurances can be given that the transaction will be consummated or, if it is, what the final terms will be or what its ultimate impact will be on our financial condition or results of operations.

Revenue Sources

We receive revenues from Medicare, Medicaid, private insurance, self-pay residents and other third-party payors. Our rehabilitation therapy services and other service related businesses also receive revenues from long-term care facilities that utilize our services.

Back to Index

The following table reflects the payor mix of inpatient service revenues for the periods presented, and has been adjusted to exclude discontinued operations:

	Year Ended September 30,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Medicaid	54%	51%	50%
Medicare	27%	29%	28%
Private pay and other	19%	20%	22%
	100%	100%	100%

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

Back to Index

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

Back to Index

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

Back to Index

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

Management believes that the presentation of EBITDA and Adjusted EBITDA provides useful information to investors regarding our results of operations because these financial measures are useful for trending, analyzing and benchmarking the performance and value of our business. By excluding certain expenses and other items that may not be indicative of our core business operating results, these non-GAAP financial measures:

•

allow investors to evaluate our performance from management’s perspective, resulting in greater transparency with respect to supplemental information used by us in our financial and operational decision making;

•	facilitate comparisons with prior periods and reflect the principal basis on which management monitors financial performance; and
•	facilitate comparisons with the performance of others in the long-term care services industry.

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

We also use EBITDA and Adjusted EBITDA in our annual budget process. We believe EBITDA and Adjusted EBITDA facilitate internal comparisons to historical operating performance of prior periods and external comparisons to competitors’ historical operating performance. The presentation of these non-GAAP financial measures is consistent with our past practice and we believe such measures further enable investors and analysts to compare current non-GAAP measures with non-GAAP measures presented in prior periods.

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

Back to Index

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

EBITDA and Adjusted EBITDA should be considered in addition to, not as substitutes for, or superior to, GAAP financial measures.

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Year ended September 30,
(in thousands)	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Net income	$46,068	$28,242	$10,036
Add back:
Cumulative effect of an accounting change, net of taxes	-	-	(1,971)
Loss from discontinued operations, net of taxes	160	2,207	19,498
Equity in net income of unconsolidated affiliates	(2,600)	(1,202)	(504)
Minority interests	1,494	1,871	830
Income tax expense	28,644	19,897	9,846
Interest expense	28,809	32,592	19,783
Depreciation and amortization expense	53,704	51,310	41,215
EBITDA	$156,279	$134,917	$98,733
Gain on early extinguishment of debt (1)	-	-	(1,123)
Adjusted EBITDA	$156,279	$134,917	$97,610
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

Fiscal 2005 Compared to Fiscal 2004

Fiscal 2005 revenues were $1,711.4 million, an increase of $153.2 million, or 9.8%, over the prior year. Of this growth, inpatient services revenue increased by $141.1 million, external rehabilitation therapy services revenue increased by $10.4 million and external other businesses revenue increased by $1.7 million.

Back to Index

The $141.1 million of revenue growth in our inpatient services segment is primarily attributed to increased payor rates and acquisitions. In aggregate, payor rates increased by $142.1 million versus the prior year with $116.1 million of such increase occurring in the Medicaid payor category, of which $74.4 million was due to provider tax assessments in New Jersey, Pennsylvania, New Hampshire and Connecticut, with $36.7 million of such provider tax assessments pertaining to prior years. The prior year period contained no provider tax assessments in New Jersey, Pennsylvania or Connecticut. Medicaid revenue settlements and adjustments increased by $2.0 million versus the prior year period. The $39.7 million balance of Medicaid rate increases, which equate to a 5.6% increase, resulted from both increased acuity levels and legislative increases. A 5.1% increase in our average Medicare rate, attributed to the October 1, 2004 upward Medicare rate adjustments of 2.8% and higher Medicare patient acuity, was the primary reason for the remainder of the overall rate increase. Approximately $6.4 million of the overall revenue increase is due to the step acquisition of two eldercare centers, which we previously jointly owned and managed. We purchased our joint venture partners’ ownership interests in the centers and currently we own and consolidate 100% of the operations. Higher Medicare Part B volume resulted in $4.6 million of increased revenues. Remaining net revenue increases of $3.4 million were primarily due to increased quality mix resulting from combined insurance and Medicare census comprising 0.4% more of our skilled nursing facility census in the current year to date period versus the prior year to date period. The preceding were partially offset by a $5.8 million revenue decline as the result of the deconsolidation of one eldercare center effective May 31, 2004 pursuant to FIN 46, a $3.8 million revenue decline as the result of the current year period having one less day than the same period in the prior “leap” year and a $5.8 million revenue decline resulting from a decline in overall occupancy. Overall occupancy declined to 90.2% in the current year period from 90.8% in the same period in the prior year. Total patient days decreased 52,230 patient days to 6,909,017 in the current year period compared to 6,961,247 in the same period of the prior year. A 27,896 patient day increase attributed to the step acquisitions of two eldercare centers was offset by a decline of 23,530 patient days as the result of the deconsolidation of one eldercare center effective May 31, 2004 pursuant to FIN 46, a decline of 19,020 patient days as the result of the current year having one less day than the prior year and a 37,576 patient day decline in our same facility centers which were included in both reporting periods.

Increased revenue volume generated by ongoing customer contracts was the primary reason for the $10.4 million (or 8.7%) increase in external rehabilitation therapy services revenue.

The $1.7 million increase in external other business revenue primarily resulted from $2.6 million of increased volume in our respiratory therapy business and $0.8 million of net increases primarily due to increased management fee revenues. The preceding was partially offset by $1.7 million of decreased external business volume in our non-core hospitality, physician services and staffing services businesses.

Fiscal 2005 net income increased to $46.1 million from $28.2 million in the same period in the prior year. Revenue increases of $153.2 million, as previously discussed, were partially offset by $51.2 million of increased salaries, wages and benefits and $73.9 million of higher other operating expenses. Of the $51.2 million of increased salaries, wages and benefits, $3.4 million is attributed to the step acquisitions of two eldercare centers, approximately $6.4 million is attributed to the replacement of higher cost temporary agency nurses with internally employed nurses, offset by a decline of $2.9 million as the result of the deconsolidation of one eldercare center effective May 31, 2004 pursuant to FIN 46. The balance of the remaining increase in salaries, wages and benefits is due to normal inflationary growth in wage and benefits in both our inpatient services segment and rehabilitation therapy services segment, increased inpatient nursing hours per patient day resulting from servicing higher acuity patients and increased rehabilitation therapy services business volume. Of the $73.9 million of increased other operating expenses, $61.2 million is attributed to increased provider assessments primarily in New Jersey, Pennsylvania and Connecticut, with $28.8 million of such provider assessments pertaining to periods prior to fiscal 2005, $5.9 million is attributed to increased utilization of temporary agencies within our rehabilitation services business as a result of an industry-wide shortage of therapists, $3.0 million is attributed to an increase in pharmacy, medical supply and other ancillary costs incurred to treat a higher acuity patient population, $1.4 million is attributed to step acquisitions of two eldercare centers and $1.7 million is attributed to increased training costs associated with employee safety programs. These increases in other operating expenses were offset by approximately $3.4 million of decreased general and professional liability insurance, $6.9 million of reduced costs attributed to the replacement of higher cost temporary agency nurses with internally employed nurses and $1.7 million of reduced costs as the result of the deconsolidation of one eldercare center effective May 31, 2004 pursuant to FIN 46. The balance of the increase in other operating expenses of approximately $12.7 million is largely attributed to normal inflationary increases in cost. General and administrative costs increased by $10.7 million with $2.0 million attributed to increased strategic consulting costs, $1.5 million attributed to consulting costs incurred relative to matters associated with the Sarbanes-Oxley Act, $1.6 million attributed to support costs relative to the implementation of new inpatient data systems with the balance of the increase primarily resulting from inflationary increases in payroll costs and increased support staff. The $9.3 million decrease in the provision for losses on accounts receivable and notes receivable is primarily due to improvement in the collection of older accounts receivable. Net income was further reduced from increases in early extinguishment of debt costs, depreciation and amortization expense and income tax expense as further discussed below. Net income increased due to lower lease expense, lower interest expense, higher investment income, lower after-tax losses of discontinued operations and higher earnings of less than 100% owned subsidiaries, each of which is further discussed below.

Back to Index

For fiscal 2005, EBITDA increased $21.4 million to $156.3 million compared with $134.9 million in the same period of the prior year. Inpatient services EBITDA increased $41.3 million, of which $14.2 million is due to provider tax assessments for New Jersey, Pennsylvania, Connecticut and New Hampshire, with $8.3 million of such provider tax assessments pertaining to periods prior to fiscal 2005. Increased Medicaid revenue settlements and adjustments are responsible for $2.0 million of the increase. Approximately $1.3 million of the increase is due to step acquisitions of two eldercare centers and $2.2 million is due to decreased lease expense, which is further described below, offset by reduced EBITDA of $1.1 million as the result of the deconsolidation of one eldercare center effective May 31, 2004 pursuant to FIN 46. The remaining $22.7 million increase in EBITDA resulted from the previously discussed other increases in payor rates, increased quality mix, reduced utilization of external nursing agencies and reduced bad debt expense offset by the impact of decreased occupancy and inflationary increases in cost. EBITDA of our rehabilitation therapy services segment declined $6.8 million with $14.6 million of combined external and intersegment revenue increases being offset by $14.1 million of higher labor related costs, $5.6 million of increased utilization of temporary agencies and a $1.7 million impairment charge to write-off the investment related to an abandoned rehabilitation services application system. The increase in rehabilitation therapy labor and temporary agency costs is primarily being driven by high market demand for a limited pool of qualified therapists. Increased loss on early extinguishment of debt in the current year to date period decreased EBITDA by $10.1 million. Of the $11.8 million loss on early extinguishment of debt recognized in fiscal 2005, $0.4 million is due to the write-off of unamortized financing fees for several repaid mortgages, $1.3 million is due to the full write-off of unamortized financing fees for the term loan component of our senior credit facility and $2.7 million is due to the write-off of unamortized financing fees from the repurchase of our 8% senior subordinated notes. In addition, prepayment premiums on the repurchased 8% senior subordinated notes resulted in $7.4 million of debt extinguishment charges. The remaining decrease in EBITDA of $3.0 million in fiscal 2005 in all other services and corporate costs resulted principally from $2.0 million of increased strategic consulting costs, $1.5 million of consulting costs incurred relative to compliance with the Sarbanes-Oxley Act and $1.6 million of support costs relative to the implementation of new inpatient data systems, partially offset by $2.1 million of net cost reductions primarily resulting from a decrease in estimate of self-insurance liability claims.

Capital Costs and Other

Lease expense decreased by $2.2 million to $22.1 million in fiscal 2005, compared to $24.3 million for the same period in the prior year, primarily due to the purchase of six previously leased facilities.

Depreciation and amortization expense increased by $2.4 million to $53.7 million in fiscal 2005 compared to $51.3 million for the same period in the prior year. The increase is principally attributed to additional depreciation expense on incremental capital additions.

Interest expense decreased by $3.8 million to $28.8 million in fiscal 2005 compared to $32.6 million for the same period in the prior year, primarily due to repurchases of our 8% senior subordinated notes and the restructuring of our debt portfolio in the March 2005 quarter resulting in a decline in our overall weighted average interest rate.

Investment income increased by $2.6 million to $8.8 million in fiscal 2005 from $6.2 million for the same period in the prior year, primarily due to higher levels of interest bearing assets and higher investment yields.

Back to Index

Income tax expense in fiscal 2005 was estimated using an effective tax rate of approximately 40.0%, offset by the recognition of $0.5 million of tax credits, a $0.7 million tax refund and a $0.3 million adjustment to our income tax liability following the filing of our fiscal 2004 tax return. Income tax in the prior year was estimated using an effective tax rate of 39.6%. The increase in the effective tax rate is attributed to higher permanent deductions principally in the area of lobbying expenses. Income tax expense includes the provision of taxes on both equity in net income of unconsolidated affiliates and minority interests.

Loss from discontinued operations, net of taxes, was $0.2 million in fiscal 2005 and $2.2 million in the prior year to date period. The change is primarily due to the relative results of operations of those businesses identified as discontinued operations.

Operating results of our less than 100% owned subsidiaries in fiscal 2005 improved compared to the same period in the prior year, resulting in a combined increase of $1.8 million in equity in net income of unconsolidated affiliates and minority interests.

Fiscal 2004 Compared to Fiscal 2003

Fiscal 2004 revenues were $1,558.2 million, an increase of $148.8 million, or 10.6%, over the prior year. Of this growth, inpatient services revenue increased by $157.0 million, external rehabilitation therapy services revenue grew $0.2 million and external other businesses revenue declined $8.4 million.

The $157.0 million of revenue growth in our inpatient services segment is primarily attributed to increased payor rates and acquisitions. Of the total increase in inpatient services revenue, $51.3 million is due to step acquisitions of seven eldercare centers, which we previously managed. We purchased our joint venture partners’ ownership interests in these seven centers and now own 100% of the operations. As a result, the revenues and expenses of these centers are included in more periods in our fiscal 2004 results than in fiscal 2003. Approximately $11.9 million of the inpatient services segment revenue growth is attributed to the net impact of consolidating certain VIEs effective January 1, 2003 pursuant to FIN 46 and $3.8 million of the increase is attributed to fiscal 2004 having one more calendar day than fiscal 2003 due to a “leap year”. The balance of the increase in inpatient services revenue is primarily due to increased average rates per patient day. Our average rate per patient day in the current fiscal year was $201 compared to $188 for the prior year. This increase in the average rate per patient day is principally driven by increased average Medicaid rates ($161 in 2004 versus $149 in 2003) and Medicare rates per patient day ($350 in 2004 versus $314 in 2003). Of the $56.5 million of Medicaid rate increases, $10.7 million resulted from the first-time recognition of provider assessment revenue for our New Hampshire centers. The 11.5% increase in our Medicare rate per patient day is attributed to the October 1, 2003 upward Medicare rate adjustments of 6.26% and higher Medicare patient acuity. Total patient days increased 336,820 to 6,961,247 in fiscal 2004 compared to 6,624,427 in fiscal 2003. Of this increase, 277,912 patient days are attributed to the step acquisition of seven eldercare centers discussed above, 68,787 patient days are attributed to the net impact of consolidating certain VIEs pursuant to FIN 46, and 19,020 patient days are attributed to the current year having one additional calendar day due to a leap year. The remaining decline of 28,899 patient days is attributed to a decline in the occupancy of our same facility centers which were included in both reporting periods. Our overall occupancy declined to 90.8% in 2004 from 91.0% in 2003.

External rehabilitation therapy services revenue increased by $0.2 million, or 0.1%. Rehabilitation revenue increases of $16.7 million from newly signed contracts and $13.5 million from increased sales volume from existing customer contracts were partially offset by $27.7 million of lost business and $2.3 million of decreases in rates charged to existing external customers.

Management’s decision to curtail the operations of our hospitality services business led to a $4.7 million decline in external other business revenue, with the $3.7 million balance of the decline in other business revenue primarily resulting from reduced management fee revenue due to the step acquisitions of the seven previously managed properties discussed above.

Back to Index

Fiscal 2004 net income increased to $28.2 million from $10.0 million in the same period in the prior year. Revenue increases of $148.8 million, as discussed above, were partially offset by $88.0 million of increased salaries, wages and benefits and $8.8 million of increased other operating expenses. Of the $88.0 million of increased salaries, wages and benefits, $27.4 million is attributed to the step acquisition of the seven eldercare centers, $6.0 million is attributed to the net impact of consolidating certain VIEs pursuant to FIN 46, approximately $10.0 million is attributed to the replacement of higher cost temporary agency nurses with internally employed nurses, with the balance of the increase due to both normal inflationary growth in wage and benefits in our inpatient services segment and disproportionate growth in wage and benefit costs of our rehabilitation therapy services segment. The $8.8 million increase in other operating expenses was primarily the net result of approximately $12.1 million of reduced costs attributed to the replacement of higher cost temporary agency nurses with internally employed nurses being offset by $6.3 million resulting from the recognition of New Hampshire provider assessment taxes with the balance of the change primarily due to the step acquisition of the seven eldercare centers and the consolidation of the VIEs pursuant to FIN 46. The $21.0 million increase in general and administrative costs resulted primarily from the incremental costs of our operating independently of NCI and general inflationary increases in costs. Improvement in the collection of aged accounts receivable resulted in a $0.7 million reduction in the provision for losses on accounts receivable and notes receivable. Net income was further reduced from a fiscal 2003 gain from the cumulative effect of an accounting change, increases in interest expense, depreciation and amortization expense, income tax expense, loss (gain) on early extinguishment of debt and lower earnings of less than 100% owned subsidiaries as further discussed below. Net income increased due to lower lease expense, higher investment income and lower after-tax losses of discontinued operations, each of which is further discussed below.

For fiscal 2004, Adjusted EBITDA was $134.9 million compared with $97.6 million in fiscal 2003. Increased Adjusted EBITDA in fiscal 2004 reflects a $54.7 million increase in the Adjusted EBITDA of our inpatient services segment due to $7.9 million of price reductions extended by our rehabilitation therapy services segment to our inpatient services segment, $3.8 million due to the step acquisition of seven eldercare centers, $2.1 million due to the consolidation of certain VIEs pursuant to FIN 46 and $5.9 million due to decreased lease expense, exclusive of the step acquisitions of three eldercare centers leases, primarily resulting from the conversion of five eldercare center leases from operating leases to capital leases in connection with the ElderTrust transactions. The remaining $35.0 million Adjusted EBITDA increase in the inpatient services segment is primarily the result of the previously discussed increase in payor rates and provider assessments, reduced utilization of external nursing agencies and improved pricing for drugs and medical supplies as a result of our post spin-off pricing arrangements, offset by inflationary increases in cost. The inpatient services increase in Adjusted EBITDA was offset by a decrease of $14.3 million in the Adjusted EBITDA of our rehabilitation therapy services segment primarily due to certain contract pricing reductions, including the $7.9 million of price reductions extended to our inpatient services segment, with the balance of the Adjusted EBITDA decline primarily due to higher labor related costs. The increase in rehabilitation therapy labor costs is being driven by high market demand for a limited pool of qualified therapists. Increased loss on early extinguishment of debt in fiscal 2004 decreased Adjusted EBITDA by $1.7 million. The remaining decrease in Adjusted EBITDA of $1.4 million in fiscal 2004 is principally attributed to approximately $5.4 million of increased general and administrative costs driven by inflationary increases in cost and the incremental cost of operating independently of NCI, offset by approximately $4.0 million of net cost reductions primarily resulting from a decrease in the estimate of self-insurance liability claims.

Capital Costs and Other

Lease expense decreased by $3.5 million to $24.3 million in fiscal 2004 from $27.7 million in the prior year period primarily due to the conversion of five eldercare center leases from operating leases to capital leases in connection with the ElderTrust transactions, offset by the step acquisitions of three eldercare centers subject to leases.

Depreciation and amortization expense increased $10.1 million to $51.3 million in fiscal 2004 compared to $41.2 million for the same period in the prior year. The conversion of five eldercare center leases from operating leases to capital leases in connection with the ElderTrust transactions was responsible for $2.1 million of the increase. The balance of the increase is principally attributed to incremental amortization of deferred financing fees following the completion of our new financing arrangements and incremental depreciation expense on information systems following the spin-off. Incremental depreciation expense on information systems is due to higher levels of such systems attributed to us from NCI in excess of estimated allocations made in the fiscal 2003 carve-out financial statements.

Back to Index

Interest expense increased $12.8 million in fiscal 2004 to $32.6 million, compared to $19.8 million for the same period in the prior year, principally due to increased debt levels above those allocated in the prior year carve-out financial statements resulting from the October 2003 issuance of our 8% senior subordinated notes in an aggregate principal amount of $225.0 million and, in December of 2003, our entering into a senior credit facility consisting of a fully drawn $185.0 million term loan.

Investment income increased by $3.9 million to $6.2 million in fiscal 2004 from $2.3 million for the same period in the prior year, primarily due to our ability to hold and earn interest on our cash balances following the December 1, 2003 spin-off from NCI. Prior to the spin-off, any unrestricted cash accumulated by us was transferred to NCI.

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

Loss from discontinued operations, net of taxes, was $2.2 million in fiscal 2004 and $19.5 million for the same period in the prior year. The change is due in part to a $0.4 million (after-tax) write-down of assets classified as discontinued in fiscal 2004 compared to $8.3 million (after-tax) recorded in the prior year period, combined with the relative results of operations of those businesses identified as discontinued operations. The improvement in the operating results of our discontinued businesses is primarily due to our disposition of certain discontinued operations since fiscal 2003, including the sale of our discontinued Florida properties in the third quarter of fiscal 2003.

The $2.0 million gain reflected as a cumulative effect of an accounting change, net of taxes, was recognized in connection with our January 1, 2003 adoption of FIN 46. The gain represents the difference between the carrying value of our investments in certain of the VIEs and the underlying carrying values of the VIEs upon consolidation into our financial statements. These differences were principally caused by our establishment of collectibility reserves on amounts due to us from the VIEs prior to our adoption FIN 46.

Operating results of our less than 100% owned subsidiaries in fiscal 2004 declined compared to the same period in the prior year, resulting in a combined decrease of $0.3 million in equity in net income of unconsolidated affiliates and minority interests.

Liquidity and Capital Resources

Working Capital and Cash Flows

Reference to our consolidated balance sheets and consolidated statements of cash flows will facilitate understanding of the discussion that follows.

Back to Index

Our operating cash flow has been used to finance trade accounts receivable, fund capital expenditures, service and repurchase our indebtedness and make selective acquisitions. Financing trade accounts receivable is necessary because, on average, the customers and payors for our services do not pay us as quickly as we pay our vendors and employees for their services. Our cash flow from operations for fiscal 2005 and 2004 were $128.4 million and $144.3 million, respectively. The $15.8 million decline in cash flow from operations in fiscal 2005 primarily resulted from $30.5 million in accounts receivable growth and $31.6 million from the timing of payments to vendors and employees. Fiscal 2005 operating cash flow was $9.8 million higher than fiscal 2004 due to the non-recurring nature of advanced rent payments made in fiscal 2004 pursuant to the operating lease agreements entered into in connection with the ElderTrust transactions. The remaining $36.5 million improvement in operating cash flow primarily resulted from growth in operations driven by increases in payor rates and the implementation of provider assessments in Pennsylvania and New Jersey.

Our investing activities principally consist of capital expenditures and asset acquisitions and dispositions. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in computer hardware and software. For the foreseeable future, we expect to incur capital expenditure costs at levels significantly above the levels incurred in prior years as we intend to increase our investment in both physical plant and information systems. Capital expenditures were $56.1 million, $32.1 million and $31.0 million in fiscals 2005, 2004 and 2003, respectively. For fiscal 2006, capital expenditures are anticipated to be within the range of $65.0 million to $75.0 million. Investing activities in fiscals 2005 and 2004 also include proceeds received from the sale of eldercare centers of $6.7 million and $18.0 million, respectively, principally from the sale of eldercare centers located in the state of Wisconsin. Proceeds from eldercare center asset sales of $55.1 million in fiscal 2003 are principally attributed to sales in the states of Florida and Illinois. We do not expect to receive significant cash proceeds from asset sales in fiscal 2006. In fiscal 2005, $7.2 million of net cash was used principally to purchase two previously leased skilled nursing facilities, and in fiscal 2004, $38.9 million of cash was used to purchase two centers in which we previously held a 50% joint venture interest, to purchase five previously leased eldercare centers and to restructure five capital lease agreements in an effort to reduce future lease payments. Investing activities in fiscals 2005, 2004 and 2003 also include $2.0 million, $5.3 million and $4.2 million, respectively, of net purchases of restricted marketable securities held by our wholly owned insurance captive.

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

Cash from financing activities in fiscal 2004 was a net source of cash of $38.0 million, attributed to $400.7 million of net proceeds from our post spin-off financing arrangements, offset by the use of $218.5 million to repay indebtedness of NCI, $33.4 million to repay mortgage and bond debt of eight eldercare centers, $50.0 million of voluntary prepayment of the term loan portion of our senior credit facility, $5.2 million of scheduled principal payments and $55.5 million of cash transferred to NCI prior to and in connection with the spin-off.

We continually evaluate the most efficient use of our capital, including investments in our property and equipment, information systems, potential asset acquisitions or dispositions, purchasing, refinancing, exchanging or retiring certain of our outstanding debt securities to the extent permitted by our existing covenant restrictions. As part of such ongoing evaluation, our board of directors had authorized the repurchase of up to $50.0 million of our common stock through December 31, 2005 as well as certain principal amounts of our 8% senior subordinated notes in accordance with the restrictions of our amended and restated senior credit agreement through December 31, 2006. Share and debt repurchases may take place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. Through September 30, 2005, there were 787,337 shares of common stock repurchased at a cost of $32.1 million and $70.9 million of 8% senior subordinated note repurchases. Subsequent to September 30, 2005, we repurchased an additional 288,405 shares of our common stock at a cost of $10.7 million.

Back to Index

We believe that the net cash provided by our operating activities, supplemented as necessary with cash reserves and borrowings available under our revolving credit facility described below will provide sufficient resources to meet our working capital requirements, debt service and other short-term and long-term liquidity needs.

At September 30, 2005, we had restricted cash and investments in marketable securities of $103.5 million, which are held by LHC, our wholly owned captive insurance subsidiary incorporated under the laws of Bermuda. The restricted cash and investments held by LHC are restricted by statutory capital requirements in Bermuda. As a result of such restrictions and encumbrances, we and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

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

Back to Index

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

Back to Index

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

Contractual Obligations, Off-Balance Sheet Commitments and Commitments to Consolidated VIEs

We have future obligations for debt repayments and future minimum rentals under operating and capital leases. The obligations as of September 30, 2005 are summarized as follows (in thousands):

	Payments Due by Period
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Long-term debt (including interest and rate swap)	$672,168	$26,752	$61,843	$55,526	$528,047
Operating leases	168,126	20,807	41,618	34,536	71,165
Capital leases	44,176	4,102	8,163	30,845	1,066
	$884,470	$51,661	$111,624	$120,907	$600,278

Long-term debt obligations include fixed and variable rate instruments, interest payments thereon, commitment fees payable to lenders for the unused portion of our revolving credit facility and payments under an interest rate swap agreement relative to one variable rate, non-recourse mortgage. Excluding rates fixed effectively by the aforementioned rate swap agreement, variable rate debt consists of two recourse mortgages having a combined principle balance of $8.0 million and two non-recourse mortgages having a combined principal balance of $18.3 million at September 30, 2005. The estimated interest payment obligation thereon is calculated using the effective rate for each mortgage at September 30, 2005. The weighted average effective rate of these four variable interest rate mortgages is 5.82%. The basis for determining the periodic interest rates for each of these variable instruments differs and the actual rates paid in future periods could be significantly different than those estimated in the table above. For more information regarding the balances and terms of the components of our long-term debt obligations, see Item 8 - “Financial Statements and Supplementary Data” under note 10 — “Long-Term Debt” in the notes to consolidated financial statements.

Back to Index

In addition to the contractual obligations and commitments described above, we also have contingent obligations related to outstanding lines of credit, letters of credit and guarantees, including those with our joint venture partnerships determined to be VIEs and consolidated pursuant to FIN 46. These commitments as of September 30, 2005 are summarized as follows (in thousands):

	Amount of Commitment Expiration Per Period
Off-Balance Sheet Commitments	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Lines of credit	$2,155	$-	$-	$-	$2,155
Letters of credit	2,862	2,679	183	-	-
Guarantees	265	-	265	-	-
	$5,282	$2,679	$448	$-	$2,155

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

We have extended $4.1 million in working capital lines of credit to certain jointly owned and managed companies, including certain consolidated VIEs, of which $2.2 million were unused at September 30, 2005. In addition, we have agreed to extend credit for working capital needs of a nursing center managed by us. Under that arrangement, the property’s owner is responsible for funding working capital needs up to $0.9 million and we would be required to cover deficits in excess of that limit. To date, we have not had to perform under that agreement. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

We have posted $2.9 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on our consolidated balance sheet unless they are probable of being utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

We are a party to joint venture partnerships whereby our ownership interests are 50% or less of the total capital of the partnerships. We account for certain of these partnerships using the equity method of accounting and, therefore, the assets, liabilities and operating results of these partnerships are not consolidated with ours. Certain other of our joint venture partnerships qualifying as VIEs, and where we are determined to be the primary beneficiary of such arrangements, are consolidated pursuant to FIN 46. The carrying value of our investment in unconsolidated joint venture partnerships is $6.1 million at September 30, 2005. Although we are not contractually obligated to fund operating losses of these partnerships in all cases, in certain cases, we have extended credit to such joint venture partnerships in the past and may decide to do so in the future in order to realize economic benefits from our joint venture relationship. Management assesses the creditworthiness of such partnerships in the same manner it does other third-parties. We have provided $0.3 million of financial guarantees related to loan commitments of one jointly owned and consolidated VIE. The underlying loan commitments of our consolidated VIEs are non-recourse to us, with the exception of this guarantee. Credit risk represents the accounting loss that would be recognized at the reporting date if counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

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

We continue to refine our assumptions and methodologies underlying the aging method. We believe the assumptions used in the aging method, coupled with continued improvements in our collection patterns, suggest that our allowance for doubtful accounts is provided for adequately. However, because the assumptions underlying the aging method are based upon historical collection data, there is a risk that our current assumptions are not reflective of more recent collection patterns. Changes in overall collection patterns can be caused by market conditions and/or budgetary constraints of government funded programs such as Medicare and Medicaid. See “Risk Factors – Risk Factors Relating to our Business.” Such changes can adversely impact the collectibility of receivables, but not be addressed in a timely fashion when using the aging method, until updates to our periodic historical collection studies are completed and implemented.

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

We are self-insured through LHC up to the first $1.0 million per incident for workers’ compensation beginning May 1, 2005, and $0.5 million per incident prior to May 1, 2005. All claims above these per incident limits are insured through a third-party insurer. We have annual aggregate self-insured retentions of $61.8 million, $56.0 million and $30.4 million in policy years ended April 30, 2006, 2005 and 2004, respectively. Claims above these aggregate limits are insured through a third-party insurer as of September 30, 2005. Our provision for losses in these policy years is $57.3 million as of September 30, 2005. Our reserve levels are evaluated on a quarterly basis. Any necessary adjustments are recognized as an adjustment to salaries, wages and benefits in our consolidated statements of operations.

We record outstanding losses and loss expenses for both general and professional liability and workers’ compensation liability based on the estimates of the amount of reported losses together with a provision for losses incurred but not reported, based on the recommendations of an independent actuary, and management’s judgment using our past experience and industry experience. As of September 30, 2005, our estimated range of outstanding losses for these liabilities is $106.6 million to $135.5 million ($92.8 million to $115.0 million net of amounts recoverable from third-party insurance carriers). Our recorded reserves for these liabilities were $98.9 million as of September 30, 2005, net of $14.9 million recoverable from third-party insurance carriers, and are included in self-insurance liability reserves in our consolidated balance sheet. We (through LHC) have restricted cash and investments in marketable securities of $103.5 million at September 30, 2005 which are substantially restricted to securing the outstanding claim losses of LHC.

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

Revenue Recognition/Contractual Allowances

We receive payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), third party insurers and long-term care facilities.

Within our inpatient services segment, revenue and related receivables are recorded in the accounting records at our established billing rates in the period the related services are rendered. The provision for contractual adjustments, which represents the difference between the established billing rates and the predetermined reimbursement rates, is deducted from gross revenue to determine net revenue. We recorded contractual adjustments from continuing operations of $330.8 million, $329.8 million and $341.5 million in fiscal year 2005, 2004 and 2003, respectively.

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

Income Taxes

As of September 30, 2005, we have NOL carryforwards available of $120.9 million, which can be utilized to offset future taxable income subject to an annual limitation of $33.1 million. We regularly assess our ability to realize the tax benefit from our NOL. The filing of fiscal 2004 federal and state income tax returns by NCI and us in June and July 2005, respectively, and the further evaluation of tax issues related to the spin-off, has significantly reduced the uncertainty that previously caused management to reserve fully the value of the deferred tax benefit of the NOL. Consequently, we have eliminated the NOL valuation allowance and, accordingly, our balance sheet now reflects, on an after-tax basis, a $51.0 million deferred tax asset and a corresponding increase to additional paid-in capital.

Back to Index

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

Back to Index

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

Back to Index

We currently determine the fair value of stock-based compensation using a Black-Scholes option-pricing model. In connection with adopting SFAS 123R in fiscal 2006, we implemented a lattice valuation model to determine the fair market value of future stock-based compensation awards. The new methodologies and assumptions will be different than those employed by us for periods prior to October 1, 2005 in disclosing the impact of applying the fair value-based method under SFAS 123 to outstanding and unvested awards. See Item 8 — “Financial Statements and Supplementary Data” — note 2 — “Summary of Significant Accounting Policies – Stock Option Plan” for information related to the pro forma effects of stock-based employee compensation on our reported results assuming application of the fair value recognition provisions of SFAS 123.

Other

We manage the operations of 42 independently and jointly owned eldercare centers, including consolidated VIEs, and 13 transitional care units. Under a majority of these arrangements, we employ the operational staff of the managed center for ease of benefit administration and bill the related wage and benefit costs on a dollar-for-dollar basis to the owner of the managed property. In this capacity, we operate as an agent on behalf of the managed property owner and are not the primary obligor in the context of a traditional employee/employer relationship. Historically, we have treated these transactions on a “net basis” thereby not reflecting the billed labor and benefit costs as a component of our net revenue or expenses. For the fiscal years 2005, 2004 and 2003, we billed our managed clients $114.7 million, $110.4 million, and $125.1 million, respectively, for such labor related costs.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In March 2005, we repaid our entire previously held variable rate senior credit facility indebtedness with the proceeds of our 2.5% fixed rate convertible senior subordinated debentures. At September 30, 2005, our overall debt mix is approximately 95% fixed and 5% variable, significantly reducing any exposure to rising rates of interest. We consolidate one VIE pursant to FIN 46 that entered into an interest rate swap agreement. The VIE’s obligation under the interest rate swap agreement is non-recourse to us. The interest rate swap agreement effectively converts approximately $7.0 million of variable-rate debt (one month LIBOR) into fixed-rate debt (4.38%). The interest rate swap agreement matures on July 29, 2010.

At September 30, 2005, we have $119.3 million of cash and equivalents, including restricted cash and equivalents, that are affected by market rates of interest. A one percent change in the rate of interest would result in a change to interest income of $1.2 million annually.

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

As disclosed in note 3 to the consolidated financial statements, the Company has restated the accompanying consolidated financial statements and related financial statement schedule.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Genesis HealthCare Corporation’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 15, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

June 15, 2006

Back to Index

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND 2004

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2005	September 30, 2004
	(Restated)	(Restated)
Assets:
Current assets:
Cash and equivalents	$107,350	$127,950
Current portion of restricted cash and investments in marketable securities	39,875	29,887
Accounts receivable, net of allowances for doubtful accounts of $22,982 and $29,632, at September 30, 2005 and 2004, respectively	186,296	177,808
Prepaid expenses and other current assets	41,746	38,224
Current portion of deferred income taxes	43,148	41,176
Current portion of assets held for sale	-	6,267
Total current assets	418,415	421,312
Property and equipment, net of accumulated depreciation of $173,714 and $129,864, at September 30, 2005 and 2004, respectively	818,138	778,184
Assets held for sale	3,911	2,511
Restricted cash and investments in marketable securities	63,639	69,253
Other long-term assets	85,094	89,573
Deferred income taxes	13,789	-
Identifiable intangible assets, net of accumulated amortization of $1,633 and $1,006, at September 30, 2005 and 2004, respectively	1,095	1,722
Goodwill	8,619	10,293
Total assets	$1,412,700	$1,372,848
Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long-term debt	$5,419	$28,632
Accounts payable	56,266	37,895
Accrued expenses	25,123	24,187
Accrued compensation	68,032	87,688
Accrued interest	7,794	10,147
Current portion of self-insurance liability reserves	39,875	29,887
Income taxes payable	1,042	3,732
Total current liabilities	203,551	222,168
Long-term debt	445,677	455,882
Deferred income taxes	-	31,145
Self-insurance liability reserves	73,952	78,145
Other long-term liabilities	38,707	30,432
Commitments and contingencies
Shareholders’ equity:
Common stock - par $0.01, 45,000,000 shares authorized at September 30, 2005 and 2004, 20,429,110 and 20,011,795 shares issued at September 30, 2005 and 2004, respectively	204	200
Additional paid-in capital	623,326	539,055
Retained earnings	65,669	19,601
Accumulated other comprehensive (loss) income	(562)	13
Treasury stock at cost, 787,337 shares at September 30, 2005	(32,096)	-
Common stock held in deferred compensation plan at cost, 163,135 and 158,394 shares at September 30, 2005 and 2004, respectively	(5,728)	(3,793)
Total shareholders’ equity	650,813	555,076
Total liabilities and shareholders’ equity	$1,412,700	$1,372,848

See accompanying notes to the consolidated financial statements.

Back to Index

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year ended September 30,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Net revenues	$1,711,433	$1,558,197	$1,409,425
Salaries, wages and benefits	1,030,282	979,082	891,070
Other operating expenses	388,551	314,626	305,797
General and administrative costs	100,215	89,505	68,541
Provision for losses on accounts receivable and notes receivable	11,054	20,346	21,007
Loss (gain) on early extinguishment of debt	11,765	1,692	(1,123)
Lease expense	22,102	24,267	27,742
Depreciation and amortization expense	53,704	51,310	41,215
Interest expense	28,809	32,592	19,783
Investment income	(8,815)	(6,238)	(2,342)
Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	73,766	51,015	37,735
Income tax expense	28,644	19,897	9,846
Income before equity in net income of unconsolidated affiliates and minority interests	45,122	31,118	27,889
Equity in net income of unconsolidated affiliates	2,600	1,202	504
Minority interests	(1,494)	(1,871)	(830)
Income from continuing operations	46,228	30,449	27,563
Loss from discontinued operations, net of taxes	(160)	(2,207)	(19,498)
Cumulative effect of an accounting change, net of taxes	-	-	1,971
Net income	$46,068	$28,242	$10,036
Per common share data in 2005 and pro forma per common share data in 2004 (see note 2 — “Summary of Significant Accounting Policies - Earnings Per Share”):
Basic:
Income from continuing operations	$2.34	$1.53
Loss from discontinued operations	(0.01)	(0.11)
Net income	$2.34	$1.42
Weighted average shares	19,713,478	19,947,177

Diluted:
Income from continuing operations	$2.31	$1.51
Loss from discontinued operations	(0.01)	(0.11)
Net income	$2.30	$1.40
Weighted average shares	20,021,811	20,118,292

See accompanying notes to the consolidated financial statements.

Back to Index

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

(IN THOUSANDS)

	NCI’s equity in GHC	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Common stock held in deferred compensation plan	Total shareholders’ equity	Total comprehensive income

Balance at September 30, 2002 (Previously reported)	$601,925	$-	$-	$-	$839	$-	$-	$602,764
Restatement adjustments	(12,798)	-	-	-	-	-	-	(12,798)
Balance at September 30, 2002 (Restated)	$589,127	$-	$-	$-	$839	$-	$-	$589,966
Comprehensive income
Net income (Restated)	10,036	-	-	-	-	-	-	10,036	$10,036
Net unrealized gain on marketable securities	-	-	-	-	262	-	-	262	262
Unrealized loss on interest rate swap agreement (Restated)	-	-	-	-	(338)	-	-	(338)	(338)
Total comprehensive income (Restated)									$9,960
Distributions to NCI, net of advances (Restated)	(36,478)	-	-	-	-	-	-	(36,478)
Balance at September 30, 2003 (Restated)	$562,685	$-	$-	$-	$763	$-	$-	$563,448
Comprehensive income
Net income prior to the spin-off (Restated)	8,641	-	-	-	-	-	-	8,641	$8,641
Net income subsequent to the spin-off (Restated)	-	-	-	19,601	-	-	-	19,601	19,601
Net unrealized loss on marketable securities	-	-	-	-	(880)	-	-	(880)	(880)
Unrealized gain on interest rate swap agreement (Restated)	-	-	-	-	130	-	-	130	130
Total comprehensive income (Restated)									$27,492
Issuance of common stock in connection with the spin-off	-	199	(199)	-	-	-	-	-
Dividend and distributions to NCI, net of advances (Restated)	(571,326)	-	530,139	-	-	-	-	(41,187)
Utilization of tax benefits under SOP 90-7	-	-	6,593	-	-	-	-	6,593
Issuance of common stock under stock option plan and stock incentive plan	-	1	2,522	-	-	-	-	2,523
Purchases of common stock in deferred compensation plan	-	-	-	-	-	-	(3,793)	(3,793)
Balance at September 30, 2004 (Restated)	$-	$200	$539,055	$19,601	$13	$-	$(3,793)	$555,076
Comprehensive income
Net income (Restated)	-	-	-	46,068	-	-	-	46,068	$46,068
Net unrealized loss on marketable securities	-	-	-	-	(667)	-	-	(667)	(667)
Net increase to minimum pension liability	-	-	-	-	(157)	-	-	(157)	(157)
Unrealized gain on interest rate swap agreement (Restated)	-	-	-	-	249	-	-	249	249
Total comprehensive income (Restated)									$45,493
Utilization of tax benefits under SOP 90-7	-	-	20,893	-	-	-	-	20,893
Pre emergence deferred tax valuation allowance adjustment (Restated)	-	-	50,979	-	-	-	-	50,979
Issuance of common stock under stock option plan and stock incentive plan	-	4	10,489	-	-	-	-	10,493
Purchases of common stock for treasury	-	-	-	-	-	(32,096)	-	(32,096)
Purchases and sales of common stock in deferred compensation plan	-	-	1,910	-	-	-	(1,935)	(25)
Balance at September 30, 2005 (Restated)	$-	$204	$623,326	$65,669	$(562)	$(32,096)	$(5,728)	$650,813

See accompanying notes to the consolidated financial statements.

Back to Index

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

(IN THOUSANDS)

	Year ended September 30,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$46,068	$28,242	$10,036
Net charges included in operations not requiring funds:
Non-cash compensation expenses	6,657	2,867	697
Loss on impairment of assets and other charges	13,153	2,275	12,368
Depreciation and amortization	53,704	51,550	41,978
Provision for losses on accounts receivable and notes receivable	11,054	21,248	21,569
Equity in net income of unconsolidated affiliates and minority interests	(1,106)	669	326
Provision (benefit) for deferred taxes	24,944	15,307	(4,120)
Amortization of deferred rents	943	555	(4,500)
Cumulative effect of accounting change	-	-	(1,971)
Advanced rent payments on operating leases	-	(9,774)	(2,500)
Changes in assets and liabilities:
Accounts receivable	(24,591)	5,928	(10,135)
Accounts payable and other accrued expenses	(1,708)	29,930	2,579
Other, net	(673)	(4,515)	2,495
Total adjustments	82,377	116,040	58,786
Net cash provided by operating activities	128,445	144,282	68,822
Cash flows from investing activities:
Capital expenditures	(56,100)	(32,137)	(30,959)
Purchases of restricted marketable securities	(148,863)	(209,769)	(43,948)
Proceeds on maturity or sale of restricted marketable securities	146,893	204,472	39,765
Net change in restricted cash and equivalents	(3,310)	548	847
Purchases of eldercare centers and lease amendments	(7,208)	(38,867)	(2,825)
Purchase of rehabilitation services business	-	-	(5,923)
Proceeds from sales of eldercare assets	6,664	17,956	55,123
Consolidation of variable interest entities	(1,690)	(2,940)	4,105
Other, net	607	(2,535)	3,684
Net cash (used in) provided by investing activities	(63,007)	(63,272)	19,869
Cash flows from financing activities:
Proceeds from issuance of long-term debt	180,000	410,000	-
Repayment of long-term debt	(226,615)	(307,129)	(61,556)
Debt issuance costs and debt prepayment premium	(14,303)	(9,337)	-
Purchase of common stock for treasury	(32,096)	-	-
Proceeds from exercise of stock options	7,239	-	-
Net transactions with NCI, prior to the spin-off	-	(55,548)	(19,961)
Other, net	(263)	-	(113)
Net cash (used in) provided by financing activities	(86,038)	37,986	(81,630)
Net (decrease) increase in cash and equivalents	$(20,600)	$118,996	$7,061
Cash and equivalents:
Beginning of period	127,950	8,954	1,893
End of period	$107,350	$127,950	$8,954
Supplemental disclosure of cash flow information:
Interest paid	$28,457	$22,413	$21,070
Taxes paid	4,562	3,272	-
Non-cash financing activities:
Capital leases	$3,951	$33,905	$-
Assumption of debt	15,533	34,014	-

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

GHC provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. The Company has 215 owned, leased, managed and jointly owned eldercare centers with 26,382 beds. Revenues of GHC’s owned, leased and otherwise consolidated centers constitute approximately 90% of its revenues in fiscal 2005, and are presented in GHC’s segment information as inpatient services revenues. Management fees earned from unconsolidated centers that are managed and/or jointly owned by GHC are included in all other services’ revenues presented in GHC’s segment information. See note 21 – “Segment Information.”

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

In connection with the spin-off, NCI and GHC agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin-off. In addition, NCI and GHC entered into certain mutually beneficial commercial arrangements. Specifically, NCI and GHC entered into a separation and distribution agreement, a tax sharing agreement, as amended, a transition services agreement, as amended, a group purchasing agreement, an employee benefits agreement, a pharmacy services agreement, as amended, a pharmacy benefit management agreement, as amended, and a durable medical equipment agreement. In connection with the spin-off, GHC entered into new financing arrangements. See note 10 – “Long-Term Debt.”

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

Back to Index

	Year ended September 30, 2004
	As reported	Proforma
	(Restated)	(Restated)

Net revenues	$1,558,197	$1,558,197
Income from continuing operations	30,449	29,270
Diluted earnings per share — from continuing operations	1.51	1.45

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

Prior to the spin-off, substantially all of GHC’s cash accounts were linked to NCI’s centralized cash management system. Accordingly, substantially all cash generated from or used in GHC’s operations had been transferred to and from NCI. For instance, NCI funded nearly all routine and capital cash disbursements on behalf of GHC. Likewise, on a daily basis, GHC transferred its cash receipts directly to the concentrated bank account of NCI. The net effect of these cash transfers has been reflected in the “NCI’s Equity in GHC” account as shown in the consolidated statements of shareholders’ equity. Cash and equivalents not specifically owned by legal entities which comprise GHC were not allocated to GHC in the pre spin-off financial statements. The net transactions with NCI as reflected in the statements of cash flows represent pre spin-off cash activities between NCI and GHC as previously described. The advances and distributions to and from NCI as reflected in the statement of shareholders’ equity include the cash activities as reflected in the statements of cash flows as well as certain non-cash adjustments to NCI’s equity in GHC. Such non-cash adjustments to NCI’s equity in GHC principally relate to non-cash income tax provisions. The financing activities between NCI and GHC had been in the form of equity capital advances and there were no formal repayment or interest arrangements. The average balance of NCI’s equity in GHC for the year ended September 30, 2003 was $575.9 million.

Principles of Consolidation and Variable Interest Entities

The accompanying consolidated financial statements include the accounts of GHC, its wholly owned subsidiaries and its consolidated variable interest entities, as discussed further below. All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) 51” (FIN 46). FIN 46 provides guidance with respect to the consolidation of certain entities referred to as variable interest entities (VIEs). Under FIN 46, a VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity through voting or similar rights, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE , pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or residual returns of the VIE is considered the primary beneficiary and must consolidate the VIE. FIN 46 also provides guidance with respect to the disclosure of VIEs for which an investor is not required to consolidate because the investor is not the primary beneficiary.

Back to Index

GHC adopted FIN 46 effective January 1, 2003. In December 2003, the FASB issued a revision to this pronouncement, FIN 46R, which clarified certain provisions of FIN 46. GHC adopted the provisions of FIN 46R effective December 31, 2003. References herein to FIN 46 refer to FIN 46 or FIN 46R as these interpretations are applicable to the respective periods. In previously issued consolidated financial statements, GHC had identified two jointly owned and managed VIEs subject to consolidation under FIN 46 and FIN 46R, one of which was subsequently sold. Subequent to the filing of its Annual Report on Form 10-K on December 14, 2005, GHC reassessed whether, due to certain of the transaction structures of its other jointly owned and managed facilities, these entities are VIEs and whether GHC is the primary beneficiary of the VIEs. Upon re-examination of the interests at January 1, 2003 of all parties associated with all 1 2 of GHC’s previously unconsolidated jointly owned and managed facilities, GHC has concluded that nine of the transaction structures are, or were, VIEs, seven of which GHC is the primary beneficiary. Of these seven, GHC subsequently acquired 100% of the interests of one of the VIEs (the acquired VIE) and the conditions that caused one of the facilities to be a VIE were extinguished in May 2004 (the former VIE). Consequently, GHC must consolidate the financial statements of five previously unconsolidated VIEs beginning January 1, 2003, the acquired VIE from January 1, 2003 through December 31, 2004 and the former VIE from January 1, 2003 through May 31, 2004. See note 3 – “Restatement of Consolidated Financial Statements” below.

As restated, upon adoption of FIN 46 on January 1, 2003, GHC recorded an after-tax gain of $2.0 million reflecting the difference between the carrying value of GHC’s investments in certain of the VIEs and the underlying carrying values of the VIEs upon consolidation into GHC’s consolidated financial statements. The after-tax gain was recorded as a cumulative effect of an accounting change in the consolidated statement of operations for the year ended September 30, 2003.

In accordance with FIN 46, GHC’s investments in variable interest entities in which it is the primary beneficiary are consolidated, while investments in variable interest entities in which it is not the primary beneficiary are accounted for under other accounting principles. Investments in and the operating results of 20% to 50% owned companies which are not variable interest entities are included in the consolidated financial statements using the equity method of accounting. Prior to the January 1, 2003 adoption of FIN 46, all investments in and the operating results of 20% to 50% owned companies were included in the consolidated financial statements using the equity method of accounting.

In total, at September 30, 2005 GHC has consolidated six VIEs, five in connection with the restatement and one previously consolidated. At September 30, 2005, total assets and debt of the consolidated VIEs are $50.8 million and $40.9 million, respectively; and at September 30, 2004, total assets and debt of the consolidated VIEs are $57.5 million and $47.8 million, respectively. The total assets of the VIEs principally consist of property and equipment which serves as collateral for the VIEs’ non-recourse debt and is not available to satisfy any of GHC’s other obligations. Creditors of the VIEs, including senior lenders, have no recourse against the general credit of GHC. The consolidated VIEs own and operate skilled nursing and assisted living facilities having approximately 700 beds. GHC’s ownership interests in the consolidated VIEs range from 25% to 50% and GHC manages the day-to-day operations of the consolidated VIEs under management agreements. GHC’s involvement with the VIEs began in years prior to 2000.

In the case of two VIEs, GHC is not the primary beneficiary and, therefore, the VIE is not consolidated into its financial statements. At September 30, 2005, total assets and debt of the unconsolidated VIEs are $18.0 million and $15.0 million, respectively; and at September 30, 2004, total assets and debt of the unconsolidated VIEs are $17.7 million and $15.3 million, respectively. The unconsolidated VIEs own and operate two skilled nursing facilities having approximately 300 beds combined. GHC’s ownership interests in the unconsolidated VIEs is 33.3% and 50% and GHC manages the day-to-day operations of the unconsolidated VIEs under management agreements. GHC’s involvement with the unconsolidated VIEs began in years prior to 1991. At September 30, 2005, GHC’s maximum exposure to loss associated with these two unconsolidated VIE’s approximates the aggregate carrying-value of its equity method investments of $0.7 million.

Back to Index

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

Within the Company’s inpatient services segment, revenue and the related receivables are recorded in the accounting records at the Company’s established billing rates in the period the related services are rendered. The provision for contractual adjustments, which represents the differences between the established billing rates and predetermined reimbursement rates, is deducted from gross revenue to determine net revenue. The Company recorded contractual allowances from continuing operations of $330.8 million, $329.8 million and $341.5 million in fiscal years 2005, 2004 and 2003, respectively.

Within the Company’s rehabilitation therapy services business and other ancillary service businesses, the Company records revenues at the time services or products are provided or delivered to the customer. Upon delivery of products or services, the Company has no additional performance obligation to the customer.

Use of Estimates

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Some of the more significant estimates impact accounts receivable, long-lived assets and loss reserves for self-insurance programs. Additionally, the preparation of the financial statements prior to the December 1, 2003 spin-off required an extensive use of estimates to allocate assets, liabilities, revenues and expenses to GHC. Actual results could differ significantly from those estimates. See note 1 – “Organization and Basis of Presentation – Spin-off.”

Cash and Equivalents

Short-term investments that have a maturity of ninety days or less at acquisition are considered cash equivalents. Investments in cash equivalents are carried at cost, which approximates fair value.

Back to Index

Restricted Cash and Investments in Marketable Securities

Restricted cash includes cash and money market funds held by the Company’s wholly owned captive insurance subsidiary, Liberty Health Corporation, Ltd. (LHC), which is substantially restricted to securing the outstanding claims losses of LHC. The restricted cash balances at September 30, 2005 and 2004 were $11.9 million and $19.7 million, respectively.

Restricted investments in marketable securities, comprised of fixed interest rate securities and equity securities, are considered to be available for sale and accordingly are reported at fair value with unrealized gains and losses, net of related tax effects, included within accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. Fair values for fixed interest rate securities and equity securities are based on quoted market prices. Premiums and discounts on fixed interest rate securities are amortized or accreted over the life of the related security as an adjustment to yield. All equity securities were sold in fiscal 2004.

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

Back to Index

Total depreciation expense from continuing operations for the years ended September 30, 2005, 2004 and 2003 was $51.3 million, $48.5 million and $37.3 million, respectively.

Allowance for Notes Receivable

GHC classifies its notes receivable balances, net of allowances, in other long-term assets in its consolidated balance sheets. See note 8 – “Other Long-Term Assets.” These long-term receivables represent the net realizable value of GHC’s loans receivable resulting principally from the conversion of trade accounts and consideration received for certain enterprise sales transactions. The notes include varying payment terms, rates of interest and maturity dates based upon circumstances specific to each agreement. At least annually, the Company reviews the collectibility of its notes receivable on an individual basis to determine possible impairments and/or non-accrual status for interest terms. Impairments or write-downs to net realizable value are recorded in the consolidated statements of operations as a component of the provision for losses on accounts receivable and notes receivable.

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

Self-Insurance Risks

GHC records outstanding losses and loss expenses for both general and professional liability and workers’ compensation liability based on the estimates of the amount of reported self-insured losses together with a provision for losses incurred but not reported, based upon the recommendations of an independent actuary, and management’s judgment using its past experience and industry experience. GHC believes, based upon the recommendations of an independent actuary, that the provision for outstanding losses and loss expenses will be adequate to cover the ultimate cost of losses incurred as of September 30, 2005, but the provision is necessarily an estimate and may be settled for a significantly greater or lesser amount. It is at least reasonably possible that GHC will revise its estimates significantly in the near term. Any subsequent changes in estimates are recorded in the period in which they are determined. See note 13 – “Loss Reserves for Certain Self-Insured Programs.”

Back to Index

Income Taxes

The provision for current income taxes is based upon management’s estimate of taxable income or loss for each respective accounting period. Deferred income taxes arise from the recognition of the tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Company also recognizes as deferred tax assets the future tax benefits from net operating loss (NOL) carryforwards. A valuation allowance is provided for these deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

Comprehensive Income

Pursuant to the adoption of SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investments by and distributions to shareholders. The components of comprehensive income are shown in the consolidated statements of shareholders’ equity. See note 22 – “Comprehensive Income.”

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

Deferred lease balances carried in the consolidated balance sheet represent future differences between lease expense recognized on an accrual basis and the amount of cash disbursed for lease obligations. Deferred lease balances are amortized on a straight-line basis over the lease term and are more fully described in note 11 – “Leases and Lease Commitments.”

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

Back to Index

	Year Ended September 30,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Net income, as reported	$46,068	$28,242	$10,036
Adjustments:
Stock-based compensation included in net income, net of tax effects	3,994	1,720	418
Stock-based compensation determined under fair value based method, net of tax effects	(6,177)	(5,298)	(2,963)
Pro forma net income	$43,885	$24,664	$7,491
Per common share data in 2005 and pro forma per common share data in 2004:
Basic:
Net income as reported	$2.34	$1.42
Net income as adjusted	2.23	1.24
Diluted:
Net income as reported	$2.30	$1.40
Net income as adjusted	2.19	1.23

The Company revised pro forma net income for the year ended September 30, 2004 to reflect changes to the Company’s previous assumptions regarding expected volatility, expected life and the related tax effects of stock options. These changes were prompted by the Company’s evaluation of more recent guidance regarding the application and methods used to determine fair value based compensation expense.

The fair value of stock options granted in fiscal 2004 were estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: volatility (51%), expected life (6.6 years), risk free rate of return (4.04%), dividend yield (0.00%) and weighted average fair value ($12.01). There were no stock options granted in fiscal 2005 or 2003.

Reimbursement of Managed Property Labor Costs

The Company manages the operations of 44 independently and jointly owned eldercare centers, including consolidated VIEs, and 13 transitional care units. Under a majority of these arrangements, the Company employs the operational staff of the managed center for ease of benefit administration and bills the related wage and benefit costs on a dollar-for-dollar basis to the owner of the managed property. In this capacity, the Company operates as an agent on behalf of the managed property owner and is not the primary obligor in the context of a traditional employee/employer relationship. Historically, the Company has treated these transactions on a “net basis,” thereby not reflecting the billed labor and benefit costs as a component of its net revenue or expenses. For the years ended September 30, 2005, 2004 and 2003 the Company billed its managed clients $114.7 million, $110.4 million, and $125.1 million, respectively, for such labor related costs.

Earnings Per Share

The computation of basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The computation of basic weighted average common shares for the fiscal year ended September 30, 2004 is based upon the number of GHC shares distributed by NCI on December 1, 2003 in connection with the spin-off, assuming such distribution took place on October 1, 2003. Therefore, the basic weighted average common shares presented for the fiscal year ended September 30, 2004 are labeled “pro forma”. The computation of diluted net income per common share is calculated by dividing net income by the sum of the weighted average basic common shares and potentially dilutive securities. GHC applies the treasury stock method in calculating potentially dilutive securities which assumes that the proceeds from the exercise of all GHC stock options are used to repurchase GHC common stock at the average market price for the period. For the fiscal year ended September 30, 2005, GHC’s outstanding stock options yielded 169,777 potentially dilutive securities, in comparison to the fiscal year ended September 30, 2004, in which GHC’s outstanding stock options yielded 60,326 potentially dilutive securities. For the fiscal year ended September 30, 2005, GHC’s unvested restricted stock yielded an additional 138,556 potentially dilutive securities under the treasury stock method in comparison to the fiscal year ended September 30, 2004, in which GHC’s unvested restricted stock yielded 110,789 potentially dilutive securities.

Back to Index

Derivative Financial Instruments

The Company consolidates one VIE pursant to FIN 46 that entered into an interest rate swap agreement. The VIE is exposed to the impact of interest rate changes because its long-term debt bears interest at a variable rate. The VIE’s objective in managing exposure to interest rate changes is to limit the impact of such changes on its earnings and cash flows and to lower its overall borrowing costs. The VIE’s debt and obligation under the interest rate swap agreement are non-recourse to GHC. The Company and the VIE follow the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended.” The Company and the VIE do not enter into such arrangements for trading puposes. Such instruments are recognized on the consolidated balance sheet at fair value. Changes in the fair value of a derivative that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive (loss) income and reclassified as an adjustment to interest expense as the underlying hedged item affects earnings.

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

Accounting for Accumulated Other Comprehensive Income of an Investee

In July 2005, the FASB issued FSB APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence “ (FSP APB 18-1). This guidance clarifies the application of paragraph 121 of SFAS No. 130, “Reporting Comprehensive Income “ (SFAS No. 130), and clarifies that a company’s proportionate share of an investee’s equity adjustments for other comprehensive income should be offset against the carrying value of the investment at the time significant influence is lost. To the extent that the offset results in a carrying value of the investment that is less than zero, an investor should (a) reduce the carrying value of the investment to zero and (b) record the remaining balance in income. The guidance in FSP APB 18-1, which is effective as of the first reporting period after July 12, 2005, or October 1, 2005 for GHC, is not expected to have a material impact on the Company’s consolidated financial statements.

Back to Index

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

Back to Index

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

The Company currently determines the fair value of stock-based compensation using a Black-Scholes option-pricing model. In connection with adopting SFAS 123R in fiscal 2006, the Company implemented a lattice valuation model to determine the fair market value of future stock-based compensation awards. The new methodologies and assumptions will be different than those employed by GHC for periods prior to October 1, 2005 in disclosing the impact of applying the fair value-based method under SFAS 123 to outstanding and unvested awards. See note 2 – “Summary of Significant Accounting Policies – Stock Option Plan” for information related to the pro forma effects of stock-based employee compensation on GHC’s reported results assuming application of the fair value recognition provisions of SFAS 123.

(3)	Restatement of Consolidated Financial Statements

Subsequent to filing its Annual Report on Form 10-K for the fiscal year ended September 30, 2005, certain accounting errors were identified requiring the restatement of GHC’s previously issued consolidated financial statements.

GHC’s policy with respect to discounting self-insured outstanding losses and loss expenses for both general and professional liability and workers’ compensation liability claims was reassessed, and GHC determined that such discounting was not in accordance with U.S. generally accepted accounting principles. In connection with the evaluation of its accounting for self-insurance loss reserves, GHC also identified an accounting error that, upon correction, results in an increase to self-insurance loss reserves and related expenses of $2.4 million in fiscal 2004 and a corresponding decrease to self-insurance loss reserves and related expenses in fiscal 2005.

As discussed under note 1 – “Organization and Basis of Presentation – Principles of Consolidation and Variable Interest Entities,” upon re-examination of the interests at January 1, 2003 of all parties associated with all 12 of GHC’s previously unconsolidated jointly owned and managed facilities, GHC concluded that it is the primary beneficiary of seven previously unconsolidated VIEs.

Also, as disclosed in GHC’s original Annual Report on Form 10-K for the fiscal year ended September 30, 2005, certain errors were identified and corrected by GHC in its previously issued fiscal 2005 consolidated financial statements. These errors involved accounting for operating lease expense on a straight-line basis, the classification of certain leases, accounting for GHC stock held in a deferred compensation plan, the useful lives assigned to certain fixed assets and unaccrued costs resulting from errors in purchasing cut-off. Based upon an evaluation conducted in fiscal 2005, GHC previously concluded that the errors were not material to GHC’s consolidated financial statements taken as a whole and adjusted for the errors in the period such errors were identified.

GHC’s previously issued consolidated financial statements (i) as of September 30, 2005 and September 30, 2004, and (ii) for each of the years in the three years ended September 30, 2005 have been restated herein to correct all of the errors described in the previous three paragraphs. The discounting of self-insurance loss reserves correction, along with certain other immaterial errors that were identified and corrected in the appropriate periods, are presented in the tables below under the column entitled “Adjustments.” The consolidation of the joint ventures under FIN 46 is presented in the tables below under the column entitled “Consolidation of VIEs.” In addition, presented in the tables below under the column entitled “Reclassifications,” GHC has made changes in certain account classifications to conform with U.S. generally accepted accounting principles. The tables below are followed by footnote disclosures that facilitate the referencing of adjustments and reclassifications between previously reported and restated amounts.

Back to Index

Consolidated Statements of Operations Data:

	Year ended September 30, 2005
	Previously Reported	Adjustments		Reclassifications (6)	Consolidation of VIEs (19)	Restated

Net revenues	$1,683,350	$1,044	(1)	$(7,288)	$34,327	$1,711,433
Salaries, wages and benefits	1,013,139	-		(2,100)	19,243	1,030,282
Other operating expenses	384,760	(5,630	) (2)	1,151	8,270	388,551
General and administrative costs	95,706	2,106	(3)	2,403	-	100,215
Provision for losses on accounts receivable and notes receivable	10,859	-		-	195	11,054
Loss on early extinguishment of debt	11,765	-		-	-	11,765
Lease expense	18,367	3,611	(4)	-	124	22,102
Depreciation and amortization expense	55,087	(3,343	) (4)	-	1,960	53,704
Interest expense	27,879	(2,144	) (4)	-	3,074	28,809
Investment income	-	-		(8,742)	(73)	(8,815)
Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	65,788	6,444		-	1,534	73,766
Income tax expense	26,032	2,621	(5)	-	(9)	28,644
Income before equity in net income of unconsolidated affiliates and minority interests	39,756	3,823		-	1,543	45,122
Equity in net income of unconsolidated affiliates	3,105	-		-	(505)	2,600
Minority interests	(441)	-		-	(1,053)	(1,494)
Income from continuing operations	42,420	3,823		-	(15)	46,228
Loss from discontinued operations, net of taxes	(251)	91	(3)	-	-	(160)
Net income	$42,169	$3,914		$-	$(15)	$46,068

Per common share data:
Basic:
Income from continuing operations	$2.15					$2.34
Loss from discontinued operations	(0.01)					(0.01)
Net income	$2.14					$2.34
Weighted average shares	19,713,478					19,713,478

Diluted:
Income from continuing operations	$2.12					$2.31
Loss from discontinued operations	(0.01)					(0.01)
Net income	$2.11					$2.30
Weighted average shares	20,021,811					20,021,811

Back to Index

	Year ended September 30, 2004
	Previously Reported	Adjustments		Reclassifications (6)	Consolidation of VIEs (19)	Restated

Net revenues	$1,517,553	$(294	) (1)	$(3,541)	$44,479	$1,558,197
Salaries, wages and benefits	962,138	-		(7,638)	24,582	979,082
Other operating expenses	299,752	2,559	(2)	1,196	11,119	314,626
General and administrative costs	81,684	(1,208	) (3)	9,029	-	89,505
Provision for losses on accounts receivable and notes receivable	20,157	-		-	189	20,346
Loss on early extinguishment of debt	1,692	-		-	-	1,692
Lease expense	28,073	(3,848	) (4)	-	42	24,267
Depreciation and amortization expense	46,306	2,543	(4)	-	2,461	51,310
Interest expense	26,985	2,144	(4)	-	3,463	32,592
Investment income	-	-		(6,128)	(110)	(6,238)
Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	50,766	(2,484)		-	2,733	51,015
Income tax expense	20,791	(1,010	) (5)	-	116	19,897
Income before equity in net income of unconsolidated affiliates and minority interests	29,975	(1,474)		-	2,617	31,118
Equity in net income of unconsolidated affiliates	2,235	-		-	(1,033)	1,202
Minority interests	(462)	-		-	(1,409)	(1,871)
Income from continuing operations	31,748	(1,474)		-	175	30,449
Loss from discontinued operations, net of taxes	(2,675)	468	(3)	-	-	(2,207)
Net income	$29,073	$(1,006)		$-	$175	$28,242

Per common share data:
Basic:
Income from continuing operations	$1.59					$1.53
Loss from discontinued operations	(0.13)					(0.11)
Net income	$1.46					$1.42
Weighted average shares	19,947,177					19,947,177

Diluted:
Income from continuing operations	$1.58					$1.51
Loss from discontinued operations	(0.13)					(0.11)
Net income	$1.45					$1.40
Weighted average shares	20,118,292					20,118,292

Back to Index

	Year ended September 30, 2003
	Previously Reported	Adjustments		Reclassifications (6)	Consolidation of VIEs (19)	Restated

Net revenues	$1,375,466	$-		$(2,266)	$36,225	$1,409,425
Salaries, wages and benefits	867,970	-		2,727	20,373	891,070
Other operating expenses	294,200	(668	) (2)	2,593	9,672	305,797
General and administrative costs	67,069	6,792	(3)	(5,320)	-	68,541
Provision for losses on accounts receivable and notes receivable	20,529	-		-	478	21,007
Gain on early extinguishment of debt	(1,123)	-		-	-	(1,123)
Lease expense	27,555	160	(4)	-	27	27,742
Depreciation and amortization expense	38,863	400	(4)	-	1,952	41,215
Interest expense	17,014	-		-	2,769	19,783
Investment income	-	-		(2,266)	(76)	(2,342)
Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	43,389	(6,684)		-	1,030	37,735
Income tax expense	12,479	(2,719	) (5)	-	86	9,846
Income before equity in net income of unconsolidated affiliates and minority interests	30,910	(3,965)		-	944	27,889
Equity in net income of unconsolidated affiliates	794	-		-	(290)	504
Minority interests	(307)	-		-	(523)	(830)
Income from continuing operations	31,397	(3,965)		-	131	27,563
Loss from discontinued operations, net of taxes	(19,509)	11	(3)	-	-	(19,498)
Cumulative effect of an accounting change	-	-		-	1,971	1,971
Net income	$11,888	$(3,954)		$-	$2,102	$10,036

Back to Index

Consolidated Balance Sheet Data:

	September 30, 2005
	Previously Reported	Adjustments		Reclassifications (16)	Consolidation of VIEs (19)	Restated

Assets:
Current assets:
Cash and equivalents	$109,041	$-		$(7,442)	$5,751	$107,350
Current portion of restricted cash and investments in marketable securities	39,875	-		-	-	39,875
Accounts receivable, net of allowances for doubtful accounts	184,616	-		-	1,680	186,296
Prepaid expenses and other current assets	37,185	-		-	4,561	41,746
Current portion of deferred income taxes	43,148	-		-	-	43,148
Total current assets	413,865	-		(7,442)	11,992	418,415
Property and equipment, net of accumulated depreciation	783,359	-		(1,436)	36,215	818,138
Assets held for sale	3,911	-		-	-	3,911
Restricted cash and investments in marketable securities	56,197	-		7,442	-	63,639
Other long-term assets	85,892	1,384	(12)	-	(2,182)	85,094
Deferred income taxes	7,972	5,923	(7)	-	(106)	13,789
Identifiable intangible assets, net of accumulated amortization	1,095	-		-	-	1,095
Goodwill	7,863	-		-	756	8,619
Total assets	$1,360,154	$7,307		$(1,436)	$46,675	$1,412,700
Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long-term debt	$4,537	$-		$-	$882	$5,419
Accounts payable	56,711	-		-	(445)	56,266
Accrued expenses	23,059	986	(8)	-	1,078	25,123
Accrued compensation	67,845	-		-	187	68,032
Accrued interest	6,260	-		-	1,534	7,794
Current portion of self-insurance liability reserves	39,875	-		-	-	39,875
Income taxes payable	1,042	-		-	-	1,042
Total current liabilities	199,329	986		-	3,236	203,551
Long-term debt	405,633	-		-	40,044	445,677
Self-insurance liability reserves	58,995	14,957	(9)	-	-	73,952
Other long-term liabilities	39,548	-		(1,436)	595	38,707
Commitments and contingencies
Shareholders’ equity:
Common stock - par $0.01	204	-		-	-	204
Additional paid-in capital	632,199	(11,544	) (10)	-	2,671	623,326
Retained earnings	62,673	2,908	(10)	-	88	65,669
Accumulated other comprehensive loss	(603)	-		-	41	(562)
Treasury stock at cost	(32,096)	-		-	-	(32,096)
Common stock held in deferred compensation plan at cost	(5,728)	-		-	-	(5,728)
Total shareholders’ equity	656,649	(8,636)		-	2,800	650,813
Total liabilities and shareholders’ equity	$1,360,154	$7,307		$(1,436)	$46,675	$1,412,700

Back to Index

	September 30, 2004
	Previously Reported	Adjustments		Reclassifications (16)	Consolidation of VIEs (19)	Restated

Assets:
Current assets:
Cash and equivalents	$126,071	$-		$(4,132)	$6,011	$127,950
Current portion of restricted cash and investments in marketable securities	29,887	-		-	-	29,887
Accounts receivable, net of allowances for doubtful accounts	175,292	-		-	2,516	177,808
Prepaid expenses and other current assets	33,526	-		-	4,698	38,224
Current portion of deferred income taxes	32,916	8,260	(7)	-	-	41,176
Current portion of assets held for sale	6,267	-		-	-	6,267
Total current assets	403,959	8,260		(4,132)	13,225	421,312
Property and equipment, net of accumulated depreciation	695,511	40,189	(11)	-	42,484	778,184
Assets held for sale	2,511	-		-	-	2,511
Restricted cash and investments in marketable securities	65,121	-		4,132	-	69,253
Other long-term assets	101,816	(7,953	) (12)	-	(4,290)	89,573
Identifiable intangible assets, net of accumulated amortization	1,722	-		-	-	1,722
Goodwill	7,220	-		-	3,073	10,293
Total assets	$1,277,860	$40,496		$-	$54,492	$1,372,848
Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long-term debt	$27,230	$339	(13)	$-	$1,063	$28,632
Accounts payable	34,848	2,983	(14)	-	64	37,895
Accrued expenses	22,311	840	(8)	-	1,036	24,187
Accrued compensation	87,442	-		-	246	87,688
Accrued interest	8,673	-		-	1,474	10,147
Current portion of self-insurance liability reserves	29,887	-		-	-	29,887
Income taxes payable	3,732	-		-	-	3,732
Total current liabilities	214,123	4,162		-	3,883	222,168
Long-term debt	375,841	33,329	(13)	-	46,712	455,882
Deferred income taxes	31,145	(116	) (7)	-	116	31,145
Self-insurance liability reserves	62,920	15,225	(9)	-	-	78,145
Other long-term liabilities	28,858	445	(15)	-	1,129	30,432
Commitments and contingencies
Shareholders’ equity:
Common stock - par $0.01	200	-		-	-	200
Additional paid-in capital	547,841	(11,544	) (10)	-	2,758	539,055
Retained earnings	20,504	(1,005	) (10)	-	102	19,601
Accumulated other comprehensive income	221	-		-	(208)	13
Common stock held in deferred compensation plan at cost	(3,793)	-		-	-	(3,793)
Total shareholders’ equity	564,973	(12,549)		-	2,652	555,076
Total liabilities and shareholders’ equity	$1,277,860	$40,496		$-	$54,492	$1,372,848

Back to Index

Consolidated Statements of Cash Flows Data:

	Year ended September 30, 2005
	Previously Reported	Adjustments (17)	Reclassifications (18)	Consolidation of VIEs (19)	Restated

Cash flows from operating activities:
Net income	$42,169	$3,914	$-	$(15)	$46,068
Net charges included in operations not requiring funds:
Non-cash compensation expenses	6,657	-	-	-	6,657
Loss on impairment of assets and other charges	13,153	-	-	-	13,153
Depreciation and amortization	55,087	(3,343)	-	1,960	53,704
Non-cash lease and interest adjustments	(3,312)	3,312	-	-	-
Provision for losses on accounts receivable and notes receivable	10,859	-	-	195	11,054
Equity in net income of unconsolidated affiliates and minority interests	(2,664)	-	-	1,558	(1,106)
Provision for deferred taxes	22,332	2,621	-	(9)	24,944
Amortization of deferred rents	2,788	(1,845)		-	943
Changes in assets and liabilities:
Accounts receivable	(24,135)	-	-	(456)	(24,591)
Accounts payable and other accrued expenses	2,644	(4,659)	-	307	(1,708)
Other, net	(600)	-	-	(73)	(673)
Total adjustments	82,809	(3,914)	-	3,482	82,377
Net cash provided by operating activities	124,978	-	-	3,467	128,445
Cash flows from investing activities:
Capital expenditures	(55,227)	-	-	(873)	(56,100)
Purchases of restricted marketable securities	(148,863)	-	-	-	(148,863)
Proceeds on maturity or sale of restricted marketable securities	146,893	-	-	-	146,893
Net change in restricted cash and equivalents	-	-	(3,310)	-	(3,310)
Purchases of eldercare centers and lease amendments	(7,208)	-	-	-	(7,208)
Proceeds from sales of eldercare assets	6,664	-	-	-	6,664
Consolidation of variable interest entities	-	-	-	(1,690)	(1,690)
Other, net	607	-	-	-	607
Net cash used in investing activities	(57,134)	-	(3,310)	(2,563)	(63,007)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	180,000	-	-	-	180,000
Repayment of long-term debt	(225,714)	-	-	(901)	(226,615)
Debt issuance costs and debt prepayment premium	(14,303)	-	-	-	(14,303)
Purchase of common stock for treasury	(32,096)	-	-	-	(32,096)
Proceeds from exercise of stock options	7,239	-	-	-	7,239
Other, net	-	-	-	(263)	(263)
Net cash used in financing activities	(84,874)	-	-	(1,164)	(86,038)
Net decrease in cash and equivalents	$(17,030)	$-	$(3,310)	$(260)	$(20,600)
Cash and equivalents:
Beginning of period	126,071	-	(4,132)	6,011	127,950
End of period	$109,041	$-	$(7,442)	$5,751	$107,350
Supplemental disclosure of cash flow information:
Interest paid	$25,466	$-	$-	$2,991	$28,457
Taxes paid	4,562	-	-	-	4,562
Non-cash financing activities:
Capital leases	$3,951	$-	$-	$-	$3,951
Assumption of debt	15,533	-	-	-	15,533

Back to Index

	Year ended September 30, 2004
	Previously Reported	Adjustments (17)	Reclassifications (18)	Consolidation of VIEs (19)	Restated
Cash flows from operating activities:
Net income	$29,073	$(1,006)	$-	$175	$28,242
Net charges included in operations not requiring funds:
Non-cash compensation expenses	2,867	-	-	-	2,867
Loss on impairment of assets and other charges	2,275	-	-	-	2,275
Depreciation and amortization	46,546	2,543	-	2,461	51,550
Provision for losses on accounts receivable and notes receivable	21,059	-	-	189	21,248
Equity in net income of unconsolidated affiliates and minority interests	(1,773)	-	-	2,442	669
Provision for deferred taxes	16,202	(1,010)	-	115	15,307
Amortization of deferred rents	2,259	(1,704)	-	-	555
Advanced rent payments on operating leases	-	-	(9,774)	-	(9,774)
Changes in assets and liabilities:
Accounts receivable	4,477	-	-	1,451	5,928
Accounts payable and other accrued expenses	29,292	1,177	-	(539)	29,930
Other, net	(3,881)	-	-	(634)	(4,515)
Total adjustments	119,323	1,006	(9,774)	5,485	116,040
Net cash provided by operating activities	148,396	-	(9,774)	5,660	144,282
Cash flows from investing activities:
Capital expenditures	(31,183)	-	-	(954)	(32,137)
Purchases of restricted marketable securities	(209,769)	-	-	-	(209,769)
Proceeds on maturity or sale of restricted marketable securities	204,472	-	-	-	204,472
Net change in restricted cash and equivalents	-	-	548	-	548
Purchases of eldercare centers and lease amendments	(48,641)	-	9,774	-	(38,867)
Proceeds from sales of eldercare assets	17,956	-	-	-	17,956
Consolidation of variable interest entities	-	-	-	(2,940)	(2,940)
Other, net	(2,535)	-	-	-	(2,535)
Net cash used in investing activities	(69,700)	-	10,322	(3,894)	(63,272)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	410,000	-	-	-	410,000
Repayment of long-term debt	(306,531)	-	-	(598)	(307,129)
Debt issuance costs and debt prepayment premium	(9,337)	-	-	-	(9,337)
Net transactions with NCI, prior to the spin-off	(55,548)	-	-	-	(55,548)
Net cash used in financing activities	38,584	-	-	(598)	37,986
Net increase in cash and equivalents	$117,280	$-	$548	$1,168	$118,996
Cash and equivalents:
Beginning of period	8,791	-	(4,680)	4,843	8,954
End of period	$126,071	$-	$(4,132)	$6,011	$127,950
Supplemental disclosure of cash flow information:
Interest paid	$19,537	$-	$-	$2,876	$22,413
Taxes paid	3,272	-	-	-	3,272
Non-cash financing activities:
Capital leases	$-	$33,905	$-	$-	$33,905
Assumption of debt	34,014	-	-	-	34,014

Back to Index

	Year ended September 30, 2003
	Previously Reported	Adjustments (17)	Reclassifications (18)	Consolidation of VIEs (19)	Restated
Cash flows from operating activities:
Net income	$11,888	$(3,954)	$-	$2,102	$10,036
Net charges included in operations not requiring funds:
Non-cash compensation expenses	697	-	-	-	697
Loss on impairment of assets and other charges	12,368	-	-	-	12,368
Depreciation and amortization	39,626	400	-	1,952	41,978
Provision for losses on accounts receivable and notes receivable	21,091	-	-	478	21,569
Equity in net income of unconsolidated affiliates and minority interests	(487)	-	-	813	326
Benefit for deferred taxes	(1,487)	(2,719)	-	86	(4,120)
Amortization of deferred rents	(4,660)	160	-	-	(4,500)
Cumulative affect of accounting change	-	-	-	(1,971)	(1,971)
Advanced rent payments on operating leases	-	-	(2,500)	-	(2,500)
Changes in assets and liabilities:
Accounts receivable	(10,121)	-	-	(14)	(10,135)
Accounts payable and other accrued expenses	(3,993)	6,113	-	459	2,579
Other, net	3,750	-	-	(1,255)	2,495
Total adjustments	56,784	3,954	(2,500)	548	58,786
Net cash provided by operating activities	68,672	-	(2,500)	2,650	68,822
Cash flows from investing activities:
Capital expenditures	(30,472)	-	-	(487)	(30,959)
Purchases of restricted marketable securities	(43,948)	-	-	-	(43,948)
Proceeds on maturity or sale of restricted marketable securities	39,765	-	-	-	39,765
Net change in restricted cash and equivalents	-	-	847	-	847
Purchases of eldercare centers and lease amendments	(5,325)	-	2,500	-	(2,825)
Purchase of rehabilitation services business	(5,923)	-	-	-	(5,923)
Proceeds from sales of eldercare assets	55,123	-	-	-	55,123
Consolidation of variable interest entities	-	-	-	4,105	4,105
Other, net	3,684	-	-	-	3,684
Net cash provided by investing activities	12,904	-	3,347	3,618	19,869
Cash flows from financing activities:
Repayment of long-term debt	(60,244)	-	-	(1,312)	(61,556)
Net transactions with NCI, prior to the spin-off	(19,961)	-	-	-	(19,961)
Other, net	-	-	-	(113)	(113)
Net cash used in financing activities	(80,205)	-	-	(1,425)	(81,630)
Net increase in cash and equivalents	$1,371	$-	$847	$4,843	$7,061
Cash and equivalents:
Beginning of period	7,420	-	(5,527)	-	1,893
End of period	$8,791	$-	$(4,680)	$4,843	$8,954
Supplemental disclosure of cash flow information:
Interest paid	$18,140	$-	$-	$2,930	$21,070

Consolidated Statements of Operations Adjustments

(1)

Adjustments to revenue of $1.0 million and ($1.0) million in fiscal 2005 and fiscal 2004, respectively, for previously recognized changes in the market value of GHC common stock held in a rabbi trust. The accounting treatment for assets invested in a rabbi trust under Emerging Issues Task Force (EITF) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (EITF 97-14) differs depending upon the level of restrictions placed on a participant’s ability to diversify deferred compensation that is invested in company stock. Under EITF 97-14, GHC’s deferred compensation plan type requires that GHC common stock held in its rabbi trust be classified as a component of shareholders’ equity at cost, with no subsequent adjustment for market value changes.

Fiscal 2004 also includes a $0.7 million increase to revenue representing miscellaneous accrual adjustments.

(2)

Fiscal 2005 - $2.8 million represents the reversal of an increase in operating expenses recognized to reflect an estimate of previously unaccrued costs resulting from errors in GHC’s purchasing cut-off, $2.3 million represents a reduction to accruals for self-insurance loss reserves and $0.5 million represents other miscellaneous accrual adjustments.

Fiscal 2004 - $2.0 million represents an increase to accruals for self-insurance loss reserves and $0.6 million represents other miscellaneous accrual adjustments.

Back to Index

Fiscal 2003 - $0.7 million represents a decrease in self-insurance loss reserves.

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

Depreciation expense was also reduced $1.2 million, increased $0.4 million and increased $0.4 million in fiscal 2005, 2004 and 2003, respectively, to reflect adjustments in the proper period associated with a correction to the useful lives assigned to certain fixed assets.

(5)	Represents the tax impact of the previously noted adjustments with the exception of adjustments to (loss) income from discontinued operations.
(6)	Represents the following reclassifications:
(i)

Net revenues were reduced to classify investment income as a separate line item on the statements of operations in the amounts of $8.7 million, $6.1 million and $2.3 million in fiscal 2005, 2004 and 2003, respectively.

(ii)

Net revenues were increased to reflect certain zero-margin reimbursements from NCI, GHC’s former parent company, under the transitional services agreement in the amounts of $1.4 million and $2.6 million in fiscal 2005 and 2004, respectively. These amounts were previously classified as an offset to general and administrative costs.

(iii)

Certain reclassifications were made between salaries, wages and benefits in the amounts of $10.0 million, $2.5 million and $5.7 million in fiscal 2005, 2004 and 2003, respectively; other operating expenses in the amounts of $1.2 million, $1.2 million and $2.6 million in fiscal 2005, 2004 and 2003, respectively; and general and administrative expenses in the amounts of ($11.1) million, ($3.7) million and ($8.3) million in fiscal 2005, 2004 and 2003, respectively, to better align changes in estimates of self-insurance loss reserves with functional expense categories. Specifically, changes in estimates associated with workers compensation claims are reclassified as a component of salaries, wages and benefits, while changes in estimates associated with general and professional liability claims are reclassified as a component of other operating expenses.

(iv)

Certain reclassifications were made between salaries, wages and benefits and general and administrative expenses in the amounts of $12.1 million, $10.1 million and $3.0 million in fiscal 2005, 2004 and 2003, respectively, to better align cash-based incentive compensation and non-cash stock-based compensation expenses to the appropriate account captions that reflect the base wages of the individuals earning such compensation.

Consolidated Balance Sheet Adjustments

(7)	Represents the impact to deferred income taxes from the cumulative accounting adjustments.
(8)

At September 30, 2005 and 2004 - Represents an increase to the estimated accrual for incurred but not reported general and professional liability claims to reflect such amounts on an undiscounted basis.

(9)

Adjustments to increase self-insurance liability reserves reflect such amounts on an undiscounted basis and, at September 30, 2004, include a $2.4 million adjustment to otherwise increase the self-insurance liability reserves.

(10)

Adjustments to additional paid-in-capital represent the cumulative after tax impact of the accounting corrections recognized prior to GHC’s December 1, 2003 spin-off. Approximately $12.8 million of the after tax corrections relate to periods prior to October 1, 2002 including $4.5 million to reflect self-insurance liability reserves on an undiscounted basis, $1.7 million to reflect an estimate of previously unaccrued costs resulting from errors in GHC’s purchasing procedures, $1.4 million to reflect miscellaneous accrual adjustments, and $5.2 million to reflect the tax impact of the previously noted adjustments as a component of NCI’s equity in GHC as GHC was not a separate tax payer prior to the spin-off.

Adjustments to retained earnings represent the cumulative after tax impact of the accounting corrections recognized after GHC’s December 1, 2003 spin-off.

Back to Index

(11)

Adjustments to property and equipment, net of accumulated depreciation at September 30, 2004 consist of a $41.4 million increase following the capitalization of five leases in connection with the ElderTrust transactions, offset by a reduction of ($1.2) million from an increase to accumulated depreciation in connection with a correction to the useful lives assigned to certain fixed assets.

(12)	Adjustment to other long-term assets at September 30, 2005 represents an increase to the amount of estimated insurance claims recoverable from excess insurance carriers.

Adjustments to other long-term assets at September 30, 2004 consist of a ($7.7) million decrease to advanced rent balances to reflect such amounts as a component of property and equipment following the capitalization of five leases in connection with the ElderTrust transactions, a ($1.0) million decrease in connection with a correction to the accounting treatment for assets invested in a rabbi trust under EITF Issue No. 97-14, a ($0.4) million decrease from miscellaneous cost report receivable adjustments, offset by a $1.2 million increase to the amount of estimated insurance claims recoverable from excess insurance carriers.

(13)	Adjustments to increase current installments of long-term debt and long-term debt at September 30, 2004 represent the capitalization of five leases in connection with the ElderTrust transactions.
(14)

The increase to accounts payable at September 30, 2004 consists of a $2.8 million adjustment to reflect an estimate of previously unaccrued costs resulting from errors in GHC’s purchasing cut-off and $0.2 million represents other miscellaneous accrual adjustments.

(15)

The increase to other long-term liabilities at September 30, 2004 consists of a $0.7 million adjustment to unfavorable lease balances in connection with the ElderTrust transaction, offset by ($0.2) million of other miscellaneous accrual adjustments.

(16)

The $7.4 million and $4.1 million reclassification of cash and equivalents at September 30, 2005 and September 30, 2004, respectively, to long-term restricted cash and investments in marketable securities properly classifies restricted cash that was previously reflected in cash and equivalents.

The $1.4 million reclassification between property and equipment, net of accumulated depreciation and other long-term liabilities at September 30, 2005 represents the reclassification of certain unfavorable rent balances that should have been applied to capital lease asset balances.

Consolidated Statements of Cash Flows Adjustments

(17)	Adjustments to the consolidated statements of cash flows in fiscal 2005, 2004 and 2003 reflect the aftermentioned adjustments, which have no impact on net cash provided by operating activites.
(18)	Represents the following reclassifications:
(i)

The ($3.3) million, $0.5 million and $0.8 million net change in restricted cash and equivalents in fiscal 2005, 2004, and 2003, respectively, represents the change in restricted cash previously reflected as a component of cash and equivalents. The change in restricted cash is reflected as an investing activity in the statements of cash flows.

(ii)	The change in beginning of period and end of period cash in fiscal 2005, 2004 and 2003 represents the reclassification of the balance of restricted cash to non-current assets.
(iii)

In fiscal 2004 and fiscal 2003, the $9.8 million and $2.5 million reduction, respectively, to cash used in investing activities and corresponding decrease to cash flows provided by operating activities represents the reclassification of advanced rent payments associated with operating leases entered into in the ElderTrust transactions.

Back to Index

Other Adjustments

(19)	Represents the impact of consolidating VIEs, after giving effect to related eliminations, for which GHC is deemed to be the primary beneficiary pursuant to FIN 46.

As a result of the various adjustments and reclassifications noted above, modifications were required to all previously filed footnotes except notes 14 and 16.

(4)	Certain Significant Risks and Uncertainties

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

GHC’s inpatient services segment earned revenues from the following payor sources for the periods presented:

	Year Ended September 30,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Medicaid	54%	51%	50%
Medicare	27%	29%	28%
Private pay and other	19%	20%	22%
	100%	100%	100%

Growth in the Company’s Medicaid revenues is attributed to the recognition of provider assessments, which are accompanied by an increase in operating costs in the form of a provider tax.

Back to Index

(5)	Significant Transactions and Events

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

Back to Index

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

Purchase of Joint Venture Interests

Effective January 1, 2005, GHC acquired its joint venture partner’s interest in a Commonwealth of Massachusetts skilled nursing facility having 123 beds. Prior to that acquisition, the Company owned a 50% interest in the facility and consolidated its operations upon adoption of FIN 46 effective January 1, 2003 as GHC determined it was the primary beneficiary of the partnership. See note 3 – “Restatement of Consolidated Financial Statements.” Upon completion of the transaction, GHC owned 100% of the facility and adjusted the carrying value of the acquired interest in the assets and liabilities to fair value as of January 1, 2005. The aggregate consideration consisted of cash of $0.5 million to acquire the remaining partnership interests and the assumption of approximately $6.0 million of partnership debt, all of which was repaid at the closing of the transaction.

Back to Index

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

Five of the above described center lease transactions were classified as capital leases, which had the effect of increasing total assets and total liabilities (principally debt) approximately $34.0 million.

Back to Index

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

(6)	Restricted Cash and Investments in Marketable Securities

Marketable securities (classified as available for sale) are held by the Company’s wholly owned subsidiary, Liberty Health Corporation, Ltd. (LHC), incorporated under the laws of Bermuda. LHC provides various insurance coverages to the Company and to unrelated entities, most of which are managed by the Company.

The current portion of restricted cash and investments in marketable securities represents an estimate of the level of outstanding losses the Company expects to pay in the succeeding year.

Restricted cash and equivalents and investments in marketable securities at September 30, 2005 consist of the following (in thousands):

	(Restated)
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Restricted cash and equivalents:
Cash	$7,442	$-	$-	$7,442
Money market funds	4,482	-	-	4,482
Restricted investments in marketable securities:
U.S. mortgage backed securities	24,006	59	(299)	23,766
Corporate bonds	48,739	47	(643)	48,143
Government bonds	19,531	351	(201)	19,681
	$104,200	$457	$(1,143)	$103,514
Less: Current portion of restricted investments				(39,875)
Long-term restricted investments				$63,639

Back to Index

Restricted cash and equivalents and investments in marketable securities at September 30, 2004 consist of the following (in thousands):

	(Restated)
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Restricted cash and equivalents:
Cash	$4,132	$-	$-	$4,132
Money market funds	15,527	-	-	15,527
Restricted investments in marketable securities:
U.S. mortgage backed securities	25,187	320	(27)	25,480
Corporate bonds	33,934	2	(127)	33,809
Government bonds	20,020	198	(26)	20,192
	$98,800	$520	$(180)	$99,140
Less: Current portion of restricted investments				(29,887)
Long-term restricted investments				$69,253

Maturities of restricted investments yielded proceeds of $0.5 million, $3.1 million and $2.4 million for the years ended September 30, 2005, 2004 and 2003, respectively. Sales of investments yielded proceeds of $146.4 million, $201.4 million and $37.3 million for the years ended September 30, 2005, 2004 and 2003, respectively, with associated gross realized gains of $0.1 million and $1.3 million and gross realized losses of $0.6 million and $0.1 million for the years ended September 30, 2005 and 2004, respectively. The gross realized gains and losses for the year ended September 30, 2003 were not significant.

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

Restricted investments in marketable securities held at September 30, 2005 mature as follows (in thousands):

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

Back to Index

(7)	Property and Equipment

Property and equipment at September 30, 2005 and 2004 consist of the following (in thousands):

	2005	2004
	(Restated)	(Restated)
Land	$80,105	$82,017
Buildings and improvements	705,454	701,407
Equipment, furniture and fixtures	204,776	122,377
Construction in progress	1,517	2,247
Gross property and equipment	991,852	908,048
Less: accumulated depreciation	(173,714)	(129,864)
Net property and equipment	$818,138	$778,184

Assets held under capital leases, which are principally carried in building and improvements above, were $51.4 million and $43.5 million at September 30, 2005 and 2004, respectively. Accumulated depreciation on assets held under capital leases was $4.9 million and $2.1 million at September 30, 2005 and 2004, respectively.

(8)	Other Long-Term Assets

Other long-term assets at September 30, 2005 and 2004 consist of the following (in thousands):

	2005	2004
	(Restated)	(Restated)
Notes receivable, net	$16,493	$15,099
Assets held in Rabbi Trust	14,119	7,943
Insurance claims recoverable	14,938	19,046
Deferred financing fees, net	13,473	12,091
Property deposits and funds held in escrow	10,008	16,465
Advanced rents	9,608	12,253
Investments in unconsolidated affiliates	6,062	4,448
Cost report receivables, net	—	1,724
Other, net	393	504
Other long-term assets	$85,094	$89,573

Notes receivable are recorded net of allowances of $25.6 million and $30.9 million at September 30, 2005 and 2004, respectively.

Deferred financing fees are recorded net of accumulated amortization of $3.2 million and $2.6 million at September 30, 2005 and 2004, respectively.

Back to Index

(9)	Goodwill and Identifiable Intangible Assets

The changes in the carrying value of goodwill for the years ended September 30, 2005 and 2004 is as follows (in thousands):

	2005	2004
	(Restated)	(Restated)
Balance at beginning of period	$10,293	$6,026
Goodwill related to contingent consideration adjustments	643	487
Goodwill related to current year acquisitions	-	3,780
Goodwill adjustment due to step-acquisition	(2,317)	-
Balance at end of period	$8,619	$10,293

Identifiable intangible assets at September 30, 2005 and 2004 consist of the following (in thousands):

Classification	2005	2004	Estimated Life (Years)
Customer Contracts	$1,605	$1,605	4-5
Non-Competition agreements	1,123	1,123	4-5
Indentifiable intangible assets	2,728	2,728
Accumulated amortization	(1,633)	(1,006)
Indentifiable intangible assets, net	$1,095	$1,722

Aggregate amortization expense for identifiable intangible assets for the year ended September 30, 2005 was $0.6 million. Amortization expense for the next three fiscal years is $0.5 million in fiscal 2006, $0.5 million in fiscal 2007 and $0.1 million in fiscal 2008.

Back to Index

(10)	Long-Term Debt

Long-term debt at September 30, 2005 and 2004 consists of the following (in thousands):

	2005	2004
	(Restated)	(Restated)
Senior credit facility – term loan	$-	$134,075
Senior subordinated notes	154,150	225,000
Convertible senior subordinated debentures	180,000	-
Mortgages and other secured debt (recourse)	39,600	43,996
Capital lease obligations	36,420	33,668
Mortgages and other secured debt (non recourse)	40,926	47,775
	451,096	484,514
Less:
Current installments of long-term debt	(5,419)	(28,632)
Long-term debt	$445,677	$455,882

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

Back to Index

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

Back to Index

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

Mortgages and other secured debt (recourse). At September 30, 2005 and 2004, GHC had $39.6 million and $44.0 million, respectively, of other secured debt consisting principally of revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development. These loans are secured by the underlying real and personal property of individual eldercare centers and have fixed or variable rates of interest ranging from 3.0% to 11.0%, with a weighted average interest rate of 6.6% and 7.4% at September 30, 2005 and 2004, respectively. On November 30, 2004, GHC prepaid an $11.0 million, 11% fixed rate mortgage. GHC paid the lenders a $0.3 million penalty in connection with the prepayment. On January 31, 2005, GHC acquired the land and building of a State of New Jersey skilled nursing facility assuming a $9.5 million, 6% fixed rate mortgage that matures in October 2007.

Capital lease obligations. On June 30, 2005, GHC amended the lease of one of its facilities located in the State of New Hampshire to include a purchase agreement of the facility to be exercised at the end of the lease term on April 30, 2007. The amended lease is being accounted for as a capital lease, resulting in a $2.1 million capital lease obligation at September 30, 2005.

The capital lease obligations represent the present value of minimum lease payments under such capital lease arrangements and bear imputed interest at rates ranging from 5.00% to 7.75% and mature at dates ranging primarily from 2006 to 2009. See note 11 – “Leases and Lease Commitments.”

Mortgages and other secured debt (non-recourse). These loans are carried by certain of GHC’s less than 51% owned joint ventures consolidated pursuant to FIN 46. The loans consist principally of revenue bonds and secured bank loans. These loans are secured by the underlying real and personal property of individual eldercare centers and have fixed or variable rates of interest ranging from 2.8% to 8.7% at September 30, 2005, with maturity dates ranging from 2009 to 2038. These loans are labeled “non-recourse” because neither GHC nor a wholly owned subsidiary is obligated to perform under the respective loan agreements.

Back to Index

The Company consolidates one VIE pursant to FIN 46 that entered into an interest rate swap agreement. The VIE’s obligation under the interest rate swap agreement is non-recourse to GHC. The interest rate swap agreement effectively converts approximately $7.0 million and $7.1 million at September 30, 2005 and 2004, respectively, of variable-rate debt (one month LIBOR) into fixed-rate debt (4.38%). The interest rate swap agreement matures on July 29, 2010. The counterparty to the interest rate swap agreement is a major instituional bank.

The maturity of total debt, excluding capital lease obligations, of $414.7 million at September 30, 2005 is as follows: $3.9 million in fiscal 2006, $4.2 million in fiscal 2007, $13.4 million in fiscal 2008, $2.1 million in fiscal 2009, $11.5 million in fiscal 2010 and $379.6 million thereafter.

(11)	Leases and Lease Commitments

The Company leases certain facilities under capital and operating leases. Future minimum payments for the next five years and thereafter under such leases at September 30, 2005 are as follows (in thousands):

Year ending September 30,	Capital Leases	Operating Leases
		(Restated)
2006	$4,102	$20,807
2007	4,979	20,876
2008	3,184	20,742
2009	30,353	17,488
2010	492	17,048
Thereafter	1,066	71,165
Total future minimum lease payments	$44,176	$168,126
Less amount representing interest	(7,756)
Present value of net minimum lease payments	36,420
Less current portion	(1,467)
Long-term capital lease obligation	$34,953

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

Deferred lease balances carried on the consolidated balance sheets represent future differences between accrual basis and cash basis lease costs. Differences between lease expense on an accrual basis and the amount of cash dispersed for lease obligations is caused by:

•	Unfavorable or favorable lease balances established in GHC’s September 30, 2001 adoption of fresh-start reporting which are amortized on a straight-line basis over the lease term;
•	Lease balances established to account for operating lease costs on a straight-line basis; and
•	Advanced rent payments made to lessors in order to reduce future lease payments which are amortized on a straight-line basis over the lease term.

Back to Index

The net balance of unfavorable/favorable leases and deferred gain on sale lease back at September 30, 2005 of $0.3 million is included in other long-term liabilities on the consolidated balance sheets and will be amortized as a reduction to lease expense over the remaining lease terms, which have a weighted average term of 5.5 years. The net balance of the straight-line lease adjustment at September 30, 2005 of $1.3 million is included in other long-term liabilities on the consolidated balance sheets. The balance of advanced rent payments at September 30, 2005 of $9.6 million is included in other long-term assets in the consolidated balance sheets and will be amortized as an increase to lease expense over the remaining lease terms, which have a weighted average term of 4.9 years.

(12)	Income Taxes

Total income tax expense (benefit) for the years ended September 30, 2005, 2004 and 2003 was as follows (in thousands):

	2005	2004	2003
	(Restated)	(Restated)	(Restated)

From continuing operations	$28,644	$19,897	$9,846
From cumulative effect of accounting change	-	-	1,314
From discontinued operations	(109)	(1,484)	(13,689)
Total	$28,535	$18,413	$(2,529)

The components of the provision for income taxes on income from continuing operations for the years ended September 30, 2005, 2004 and 2003 were as follows (in thousands):

	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Current:
Federal	$2,839	$274	$(4,443)
State	690	2,831	-
	3,529	3,105	(4,443)
Deferred:
Federal	19,610	15,707	10,039
State	5,505	1,085	4,250
	25,115	16,792	14,289
Total	$28,644	$19,897	$9,846

Total income tax expense for the years ended September 30, 2005, 2004 and 2003 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income from continuing operations before income taxes, equity in net income of unconsolidated affiliates and minority interests as illustrated below (in thousands):

	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Computed “expected” tax	$25,818	$17,855	$13,207
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal tax benefits	4,026	2,544	2,445
Targeted jobs tax credit	(1,247)	(560)	(1,090)
Carryback of losses allowed under Job Creation and
Worker Assistance Act of 2002	(669)	-	(4,443)
Other, net	716	58	(273)
Total income tax expense	$28,644	$19,897	$9,846

Back to Index

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2005 and 2004 are presented below (in thousands):

	2005	2004
	(Restated)	(Restated)
Deferred Tax Assets:
Accounts receivable	$20,877	$23,917
Accrued liabilities and reserves	38,737	34,151
Net operating loss carryforwards	50,786	77,748
Net unfavorable leases	2,844	3,634
Other	6,990	7,187
Total deferred tax assets	120,234	146,637
Valuation allowance	-	(77,748)
Deferred tax assets, net of valuation allowance	120,234	68,889
Deferred Tax Liabilities:
Accrued liabilities and reserves	(3,441)	(3,285)
Depreciation	(59,856)	(55,573)
Total deferred tax liabilities	(63,297)	(58,858)
Net deferred tax assets	$56,937	$10,031

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

The tax provisions reflected in the consolidated statements of operations and the deferred tax and current tax amounts reflected in the consolidated balance sheets have been computed based on GHC’s separate company book/tax differences to arrive at GHC’s taxable income. GHC’s NOL carryforward represents unutilized taxable losses available for carryforward.

Current and deferred taxes calculated under the separate company approach to intercorporate tax allocation followed in preparing the consolidated financial statements for pre-spin-off periods may not necessarily reflect the impact of income taxes on the results of operations, cash flows or financial position of GHC in the future.

For the years ended September 2005, 2004 and 2003, GHC provided $28.6 million, $19.9 million, and $9.8 million, respectively, for income taxes from continuing operations. To the extent GHC had deferred tax assets in excess of deferred tax liabilities at the year-end dates, management believes the net deferred tax assets, except for tax benefits related to NOL carryforwards as next noted, were more likely than not to be realized. As of September 30, 2005, GHC expects it will have sufficient taxable income in future periods such that the remaining NOL would be utilized well within the carryforward period. Prior to September 2005, the tax benefit of the NOL carryforwards were subject to a full valuation allowance due to the uncertainty caused by utilization limitations based on taxable income, tax statutes, and contractual provisions between NCI and GHC, and filing positions to be determined by NCI. This uncertainty was largely resolved with the filing of NCI’s fiscal 2004 federal and state income tax returns in June and July 2005, respectively, prompting GHC to remove the valuation allowance. During the year ended September 30, 2005, GHC utilized $37.8 million in NOL carryforwards and had NOL carryforwards remaining of $120.9 million after adjustment to reflect NCI’s federal tax return for its fiscal year ended September 30, 2004. The NOL arose in fiscal 2000 and 2001 and has a carryforward period of 20 years. Pursuant to the American Institute of Certified Public Accountants Statement of Position No. 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), utilization of deferred tax assets existing at the October 2, 2001 bankruptcy emergence date must be applied first as a reduction of identifiable intangible assets and, then, as an increase to shareholders’ equity. The Company recorded an increase to shareholders’ equity in fiscal 2005 and fiscal 2004 of $20.9 million and $6.6 million, respectively, pursuant to SOP 90-7. The reversal of the remaining NOL valuation allowance of $51.0 million served to further increase shareholders’ equity in fiscal 2005.

Back to Index

(13)	Loss Reserves For Certain Self-Insured Programs

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

GHC is self-insured through LHC up to the first $1.0 million per incident for workers’ compensation beginning May 1, 2005, and $0.5 million per incident prior to May 1, 2005. All claims above these per incident limits are insured through a third-party insurer. GHC has annual aggregate self-insured retentions of $61.8 million, $56.0 million and $30.4 million in policy years ended April 30, 2006, 2005 and 2004, respectively. Claims above these aggregate limits are insured through a third-party insurer as of September 30, 2005. GHC’s provision for losses in these policy years is $57.3 million as of September 30, 2005. GHC’s reserve levels are evaluated on a quarterly basis. Any necessary adjustments are recognized as an adjustment to salaries, wages and benefits in its consolidated statements of operations.

GHC records outstanding losses and loss expenses for both general and professional liability and workers’ compensation liability based on the estimates of the amount of reported losses together with a provision for losses incurred but not reported, based on the recommendations of an independent actuary, and management’s judgment using its past experience and industry experience. As of September 30, 2005, GHC’s estimated range of outstanding losses for these liabilities is $106.6 million to $135.5 million ($92.8 million to $115.0 million net of amounts recoverable from third-party insurance carriers). GHC recorded reserves for these liabilities were $98.9 million as of September 30, 2005, net of $14.9 million recoverable from third-party insurance carriers, and are included in self-insurance liability reserves in its consolidated balance sheet. GHC (through LHC) has restricted cash and investments in marketable securities of $103.5 million at September 30, 2005, which are substantially restricted to securing the outstanding claim losses of LHC.

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

(14)	Related Party Transactions

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

(15)	Shareholders’ Equity

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

Back to Index

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

Back to Index

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

(16)	Stock-Based Benefit Plans

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

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of fiscal year	879,929	$23.67	-	$-
Granted	-	-	900,000	23.63
Exercised	(302,953)	23.57	(20,071)	21.81
Outstanding at end of fiscal year	576,976	$23.72	879,929	$23.67
Exercisable at end of fiscal year	195,713	$23.43	182,067	$22.90

Stock options outstanding at September 30, 2005 are summarized as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$21.37 - $25.87	576,976	8.38	$23.72	195,713	8.32	$23.43

Back to Index

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

(17)	Commitments and Contingencies

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

The Company has extended $4.1 million in working capital lines of credit to certain jointly owned and managed companies, including certain consolidated VIEs, of which $2.2 million was unused at September 30, 2005. In addition, the Company has agreed to extend credit for working capital needs of one managed nursing center. Under that arrangement, the property’s owner is responsible for funding working capital needs up to $0.9 million and the Company would be required to cover deficits in excess of that limit. To date, the Company has not had to perform under that agreement. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

The Company has posted $2.9 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on the Company’s consolidated balance sheet unless they are probable of being utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

Back to Index

The Company is a party to joint venture partnerships whereby its ownership interests are 50% or less of the total capital of the partnerships. The Company accounts for certain of these partnerships using either the cost or equity method of accounting depending on the percentage of ownership interest, and therefore, the assets, liabilities and operating results of these partnerships are not consolidated with the Company’s. Certain other of the Company’s joint venture partnerships qualifying as VIEs, and where the Company is determined to be the primary beneficiary of such arrangements, are consolidated pursuant to FIN 46. The carrying value of the Company’s investment in unconsolidated joint venture partnerships is $6.1 million and $4.4 million at September 30, 2005 and 2004, respectively. Although the Company is not contractually obligated to fund operating losses of these partnerships, in certain cases it has extended credit to such joint venture partnerships in the past and may decide to do so in the future in order to realize economic benefits from its joint venture relationship. Management assesses the creditworthiness of such partnerships in the same manner it does other third-parties. As of September 30, 2005, the Company has provided $0.3 million of financial guarantees related to loan commitments of one jointly owned and consolidated VIE. The underlying debt obligations of the Company’s consolidated VIEs are non-recourse to it, with the exception of this guarantee. Guarantees are not recorded as liabilities on the Company’s consolidated balance sheet unless it is required to perform under the guarantee. Credit risk represents the accounting loss that would be recognized at the reporting date if the counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

Legal Proceedings

GHC is a party to litigation and regulatory investigations arising in the ordinary course of business. Management does not believe the results of such litigation and regulatory investigations, even if the outcome is unfavorable, would have a material adverse effect on the results of operations, financial position or cash flows of GHC.

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

NCI has agreed to indemnify, defend and hold harmless GHC and its affiliates, and each of its directors, officers and employees, from and against all liabilities relating to, arising out of or resulting from:

•	the failure of NCI, or its affiliates, or any other person to pay, perform or otherwise promptly discharge any of its liabilities, other than liabilities of the eldercare businesses;

Back to Index

•	any of NCI liabilities, other than liabilities of the eldercare businesses, and the operation of its business other than the eldercare businesses at any time before or after the spin-off;
•	any breach by NCI or its affiliates of the separation and distribution agreement or any of the ancillary agreements entered into in connection with the separation and distribution agreement;
•	one-half of any liabilities arising out of the 2001 joint plan of reorganization (other than certain liabilities specifically allocated in the separation and distribution agreement); and
•	specified disclosure liabilities.
(18)	Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments at September 30, 2005 and 2004 consist of the following (in thousands):

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Restated)	(Restated)	(Restated)	(Restated)
Cash and equivalents	$107,350	$107,350	$127,950	$127,950
Restricted cash and investments in marketable securities	103,514	103,514	99,140	99,140
Accounts receivable, net	186,296	186,296	177,808	177,808
Accounts payable	56,266	56,266	37,895	37,895
Debt, excluding capital leases	414,676	428,497	450,846	505,753
Pay fixed/receive variable interest rate swap	41	41	(208)	(208)

The carrying value of cash and equivalents, net accounts receivable and accounts payable is equal to its fair value due to their short maturity. The Company’s restricted investments in marketable securities are carried at fair value. The fair value of debt is based upon quoted market prices or is computed using discounted cash flow analysis, based on the Company’s estimated borrowing rate at the end of each fiscal period presented. The fair value of the interest rate swap agreement was determined using confirmations from a third-party financial institution.

The Company places its cash and equivalents and restricted investments in marketable securities in quality financial instruments and limits the amount invested in any one institution or in any one type of instrument. The Company has not experienced any significant losses on its cash or restricted investments in marketable securities.

(19)	Investment Income

Investment income is earned principally on short-term investments of cash on hand, restricted cash and investments of marketable securities held by LHC, GHC’s wholly owned insurance captive, and assets held in a rabbi trust of GHC’s deferred compensation plan. GHC includes investment income in the EBITDA, as defined herein, of its other services and corporate costs segment category (see note 21 – “Segment Information”).

Back to Index

The following table sets forth the components of investment income (in thousands):

	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Income on cash and short-term investments	$2,888	$1,249	$76
Income on restricted investments	2,808	3,564	1,914
Income on assets held in rabbi trust	2,615	882	-
Interest income on notes receivable	504	543	352
Total investment income	$8,815	$6,238	$2,342
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

The following table sets forth net revenues and the components of loss from discontinued operations for the years ended September 30, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Net revenues	$10,817	$43,496	$171,606
Net operating loss of discontinued businesses	$(183)	$(3,442)	$(19,140)
Loss on discontinuation of businesses	(86)	(249)	(14,047)
Income tax benefit	109	1,484	13,689
Loss from discontinued operations, net of taxes	$(160)	$(2,207)	$(19,498)

The loss on discontinuation of businesses includes the write-down of assets to estimated net realizable value.

Back to Index

(21)	Segment Information

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

Back to Index

	Year ended September 30,
(in thousands)	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Revenues:
Inpatient services - external	$1,543,628	$1,402,479	$1,245,516
Rehabilitation services:
External	129,256	118,868	118,712
Intersegment	82,469	78,210	83,810
All other services:
External	38,549	36,850	45,197
Intersegment	59,333	72,480	100,459
Elimination of intersegment revenues	(141,802)	(150,690)	(184,269)
Total net revenues	1,711,433	1,558,197	1,409,425
EBITDA (1):
Inpatient services	218,376	177,092	122,394
Rehabilitation services	9,662	16,493	30,830
All other services and corporate costs	(59,994)	(56,976)	(55,614)
(Loss) gain on early extinguishment of debt	(11,765)	(1,692)	1,123
Total EBITDA	156,279	134,917	98,733
Capital and other:
Depreciation and amortization expense	(53,704)	(51,310)	(41,215)
Interest expense	(28,809)	(32,592)	(19,783)
Income tax expense	(28,644)	(19,897)	(9,846)
Equity in net income of unconsolidated affiliates	2,600	1,202	504
Minority interests	(1,494)	(1,871)	(830)
Income from continuing operations	46,228	30,449	27,563
Loss from discontinued operations, net of taxes	(160)	(2,207)	(19,498)
Cumulative effect of an accounting change, net of taxes	-	-	1,971
Net income	$46,068	$28,242	$10,036
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

Total assets by segment at September 30, 2005 and 2004 were as follows (in thousands):

	2005	2004
	(Restated)	(Restated)
Inpatient services	$996,263	$963,096
Rehabilitation therapy services	38,689	36,212
All other	377,748	373,540
Total assets	$1,412,700	$1,372,848

Capital expenditures as reflected in the consolidated statements of cash flows in all periods presented are principally concentrated in the inpatient services segment. The inpatient services segment and the rehabilitation therapy services segment respectively carry $4.9 million and $3.7 million of the $8.6 million consolidated goodwill balance at September 30, 2005. The rehabilitation therapy segment carries all of the $1.1 million consolidated net identifiable intangible balance at September 30, 2005.

Back to Index

(22)	Comprehensive Income

The following table sets forth the computation of comprehensive income for the years ended September 30, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Net income	$46,068	$28,242	$10,036
Net unrealized (loss) gain on restricted investments in marketable securities	(667)	(880)	262
Net increase to minimum pension liability	(157)	-	-
Unrealized gain (loss) on interest rate swap agreement	249	130	(338)
Total comprehensive income	$45,493	$27,492	$9,960

The unrealized (loss) gain on restricted investments in marketable securities is net of income tax (benefits) expenses of ($0.4) million, ($0.5) million and $0.1 million for the years ended September 30, 2005, 2004 and 2003, respectively. The minimum pension liability is net of income tax benefits of $0.1 million for the year ended September 30, 2005.

The unrealized gain (loss) on the interest rate swap agreement represents the change in the fair value of the underlying variable to fixed interest rate swap agreement held by a VIE consolidated by GHC pursuant to FIN 46. The VIE is a limited liability corporation and does not record income taxes at the limited liability corporation level. Therefore, the net unrealized gain (loss) on the interest rate swap agreement has not been tax effected. Obligations under the interest rate swap agreement are non-recourse to GHC.

(23)	Condensed Consolidating and Combining Financial Statements of Genesis HealthCare Corporation and Subsidiaries

The following condensed consolidating and combining financial statements of GHC and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

These condensed consolidating and combining financial statements have been prepared on the same basis of accounting as the consolidated financial statements. GHC is the borrower under the senior credit facility and certain other senior debt described in note 10 – “Long-Term Debt,” that is registered under the Securities Act, as amended. The senior subordinated notes and the convertible senior subordinated debentures are fully and unconditionally guaranteed on a joint and several basis by certain 100% owned subsidiaries of GHC (Guarantors). Non-guarantor subsidiaries do not guarantee the registered senior subordinated notes and the convertible senior subordinated debentures and principally consist of LHC, GHC’s wholly owned insurance captive, certain separately mortgaged centers and VIEs consolidated by GHC pursuant to FIN 46 (Non-guarantors). The following financial information for periods prior to the December 1, 2003 spin-off were prepared using the carve-out method of accounting and are therefore labeled “combining” rather than “consolidating”. The following tables present the condensed consolidating and combining financial statements of GHC (Parent), the Guarantors and the Non-guarantors.

Back to Index

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

SEPTEMBER 30, 2005

(IN THOUSANDS)

	(Restated)
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Assets:
Current assets	$150,087	$211,737	$57,154	$(563)	$418,415
Property and equipment, net	25,048	749,615	43,475	-	818,138
Other long-term assets	111,869	25,741	76,275	(37,738)	176,147
Investments in subsidiaries	423,262	-	-	(423,262)	-
Intercompany receivables	388,093	-	-	(388,093)	-
Total assets	$1,098,359	$987,093	$176,904	$(849,656)	$1,412,700

Liabilities and shareholders' equity:
Current liabilities	$56,057	$98,202	$54,565	$(5,273)	$203,551
Intercompany payables	-	387,771	322	(388,093)	-
Long-term debt	338,780	59,185	54,883	(7,171)	445,677
Other long-term liabilities	52,709	177	61,546	(1,773)	112,659
Shareholders' equity	650,813	441,758	5,588	(447,346)	650,813
Total liabilities and shareholders' equity	$1,098,359	$987,093	$176,904	$(849,656)	$1,412,700

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

SEPTEMBER 30, 2004

(IN THOUSANDS)

	(Restated)
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Assets:
Current assets	$168,971	$199,598	$54,856	$(2,113)	$421,312
Property and equipment, net	21,489	698,055	58,640	-	778,184
Other long-term assets	87,928	26,250	79,381	(20,207)	173,352
Investments in subsidiaries	250,469	-	-	(250,469)	-
Intercompany receivables	547,964	-	-	(547,964)	-
Total assets	$1,076,821	$923,903	$192,877	$(820,753)	$1,372,848

Liabilities and shareholders' equity:
Current liabilities	$93,997	$83,407	$53,559	$(8,795)	$222,168
Intercompany payables	-	520,640	27,324	(547,964)	-
Long-term debt	341,596	59,830	61,627	(7,171)	455,882
Other long-term liabilities	86,152	170	52,550	850	139,722
Shareholders' equity	555,076	259,856	(2,183)	(257,673)	555,076
Total liabilities and shareholders' equity	$1,076,821	$923,903	$192,877	$(820,753)	$1,372,848

Back to Index

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2005

(IN THOUSANDS)

	(Restated)
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net revenues	$4,203	$1,763,287	$86,783	$(142,840)	$1,711,433
Equity in net income of subsidiaries	133,453	-	-	(133,453)	-
Operating expenses	116,484	1,478,202	91,079	(143,898)	1,541,867
Lease expense	1,550	20,428	124	-	22,102
Depreciation and amortization expense	9,194	42,167	2,343	-	53,704
Interest expense	20,920	4,098	4,660	(869)	28,809
Investment income	(3,318)	(2,615)	(2,882)	-	(8,815)
Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(7,174)	221,007	(8,541)	(131,526)	73,766
Income tax (benefit) expense	(47,591)	80,746	(4,160)	(351)	28,644
Income (loss) before equity in net income of unconsolidated affiliates and minority interests	40,417	140,261	(4,381)	(131,175)	45,122
Equity in net income of unconsolidated affiliates	3,911	-	-	(1,311)	2,600
Minority interests	-	-	-	(1,494)	(1,494)
Income (loss) from continuing operations	44,328	140,261	(4,381)	(133,980)	46,228
Income (loss) from discontinued operations, net of taxes	1,740	(1,110)	(790)	-	(160)
Net income (loss)	$46,068	$139,151	$(5,171)	$(133,980)	$46,068

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2004

(IN THOUSANDS)

	(Restated)
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net revenues	$15,309	$1,586,762	$108,042	$(151,916)	$1,558,197
Equity in net income of subsidiaries	94,941	-	-	(94,941)	-
Operating expenses	96,843	1,360,094	100,068	(151,754)	1,405,251
Lease expense	2,123	22,101	43	-	24,267
Depreciation and amortization expense	7,689	38,655	4,966	-	51,310
Interest expense	23,680	4,771	4,844	(703)	32,592
Investment income	(1,682)	(882)	(3,674)	-	(6,238)
Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(18,403)	162,023	1,795	(94,400)	51,015
Income tax (benefit) expense	(43,727)	64,229	(194)	(411)	19,897
Income before equity in net income of unconsolidated affiliates and minority interests	25,324	97,794	1,989	(93,989)	31,118
Equity in net income of unconsolidated affiliates	2,918	-	-	(1,716)	1,202
Minority interests	-	-	-	(1,871)	(1,871)
Income from continuing operations	28,242	97,794	1,989	(97,576)	30,449
Loss from discontinued operations, net of taxes	-	(2,103)	(104)	-	(2,207)
Net income	$28,242	$95,691	$1,885	$(97,576)	$28,242

Back to Index

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED COMBINING STATEMENTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2003

(IN THOUSANDS)

	(Restated)
	Parent	Guarantors	Non-guarantors	Eliminations	Combined
Net revenues	$14,336	$1,495,190	$86,288	$(186,389)	$1,409,425
Equity in net income of subsidiaries	71,169	-	-	(71,169)	-
Operating expenses	92,637	1,289,898	89,108	(186,351)	1,285,292
Lease expense	2,755	24,960	27	-	27,742
Depreciation and amortization expense	2,634	34,487	4,094	-	41,215
Interest expense	13,008	3,334	3,853	(412)	19,783
Investment income	(352)	-	(1,990)	-	(2,342)
Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(25,177)	142,511	(8,804)	(70,795)	37,735
Income tax (benefit) expense	(37,307)	50,955	(3,778)	(24)	9,846
Income (loss) before equity in net income of unconsolidated affiliates and minority interests	12,130	91,556	(5,026)	(70,771)	27,889
Equity in net income of unconsolidated affiliates	(473)	1,267	-	(290)	504
Minority interests	(307)	-	-	(523)	(830)
Income (loss) from continuing operations	11,350	92,823	(5,026)	(71,584)	27,563
Loss from discontinued operations, net of taxes	-	(15,298)	(4,200)	-	(19,498)
Cumulative effect of accounting change	(1,314)	-	-	3,285	1,971
Net income (loss)	$10,036	$77,525	$(9,226)	$(68,299)	$10,036

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED SEPTEMBER 30, 2005

(IN THOUSANDS)

	(Restated)
	Parent	Guarantors	Non-guarantors	Consolidated

Net cash (used in) provided by operating activities	$(127,314)	$250,143	$5,616	$128,445
Net cash used in investing activities	(4,287)	(55,666)	(3,054)	(63,007)
Net cash provided by (used in) financing activities	83,749	(158,497)	(11,290)	(86,038)
Net (decrease) increase in cash and equivalents	$(47,852)	$35,980	$(8,728)	$(20,600)

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED SEPTEMBER 30, 2004

(IN THOUSANDS)

	(Restated)
	Parent	Guarantors	Non-guarantors	Consolidated

Net cash (used in) provided by operating activities	$(85,812)	$221,832	$8,262	$144,282
Net cash used in investing activities	(24,755)	(35,352)	(3,165)	(63,272)
Net cash provided by (used in) financing activities	231,500	(188,549)	(4,965)	37,986
Net increase (decrease) in cash and equivalents	$120,933	$(2,069)	$132	$118,996

Back to Index

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED COMBINING STATEMENTS OF CASH FLOWS

YEAR ENDED SEPTEMBER 30, 2003

(IN THOUSANDS)

	(Restated)
	Parent	Guarantors	Non-guarantors	Combined

Net cash (used in) provided by operating activities	$(102,254)	$166,978	$4,098	$68,822
Net cash (used in) provided by investing activities	(1,877)	8,105	13,641	19,869
Net cash provided by (used in) financing activities	1,789	(75,298)	(8,121)	(81,630)
Net (decrease) increase in cash and equivalents	$(102,342)	$99,785	$9,618	$7,061
(24)	Subsequent Events

Subsequent to September 30, 2005, the Company:

•	Repurchased an additional 288,405 shares of its common stock at a cost of $10.7 million.
•

Paid $4.1 million to acquire all of its joint venture partners’ interests in three partnerships that each own a skilled nursing facility located in the State of West Virginia having a combined 208 beds. GHC currently owns a 50% interest in each partnership and manages the operations of each of the three facilities, but upon completion of the transaction will own 100% of each facility and will therefore consolidate the related revenues, expenses and net assets of each facility. In accordance with FIN 46, GHC already consolidates the financial statements of one of the partnerships and records minority interest to reflect its joint venture partners’ interests. Because GHC extended this partnership mortgage financing, GHC is the primary beneficiary of the partnership, as defined by FIN 46, and therefore consolidates it. The combined annual revenues and pre tax income of the two unconsolidated partnerships is approximately $10.0 million and $1.2 million, respectively. The transaction closed on June 1, 2006.

•	Repurchased $8.2 million of 8% senior subordinated notes resulting in prepayment premium charges and write-off of unamortized deferred financing fees and other fees of $0.8 million.
•

Authorized the repurchase of up to $150.0 million of GHC’s common stock, with such repurchases to take place at GHC management’s discretion and/or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market and in privately negotiated transactions, subject to any covenants or restrictions contained in agreements governing GHC’s indebtedness. Repurchases of common stock are restricted by GHC’s debt agreements, the most restrictive of which is its 8% senior subordinated notes. Such restrictions preclude repurchases of common stock above 50% of GHC’s net income since July 1, 2003. After considering common stock repurchases made to date and other repurchase provisions, GHC’s maximum common stock repurchasing capacity at March 31, 2006 is $14.5 million.

•

(Unaudited) Announced that it signed an agreement to enter into lease and purchase option agreements with an unrelated provider of long-term care that operates 11 facilities with a combined total of approximately 970 skilled nursing and assisted living facility beds located in the State of Maine. The most significant terms of the transaction assume GHC will enter into 11 separate agreements to lease the facilities over a 10 year term, with two five year renewal options. GHC will also assume an option to purchase all 11 properties in 2026 for $53.0 million. GHC expects to account for the transaction as a capital lease. GHC would pay approximately $16.0 million of cash consideration upon closing of the transaction and the related capital lease obligation balance is expected to approximate $40.0 million. The 11 facilities currently generate approximately $65.0 million of annual revenue. The closing of the transaction, which is expected to occur in the last calendar quarter of 2006, is subject to receipt of regulatory approvals and various other customary conditions. Accordingly, no assurances can be given that the transaction will be consummated or, if it is, what the final terms will be or what its ultimate impact will be on GHC’s financial condition or results of operations.

Back to Index

(25)	Quarterly Financial Data (Unaudited)

GHC’s unaudited quarterly financial information is as follows (in thousands, except per share data):

As previously reported:

	Total Net Revenue	Income from Continuing Operations	Net Income	Net Income Per Share
				Basic	Diluted
Quarter ended:
December 31, 2004	$399,027	$10,325	$10,848	$0.54	$0.54
March 31, 2005	454,566	13,631	13,467	0.67	0.66
June 30, 2005	408,971	8,991	7,641	0.39	0.38
September 30, 2005	420,786	9,473	10,213	0.52	0.51
Quarter ended:
December 31, 2003 (1)	$366,310	$7,431	$6,006	$0.30	$0.30
March 31, 2004	378,681	6,151	5,574	0.28	0.28
June 30, 2004	375,273	7,641	6,722	0.34	0.33
September 30, 2004	397,289	10,525	10,771	0.54	0.53
(1)	Per common share data for quarter ended December 31, 2003 is labeled "pro forma". See note 2 - "Summary of Significant Accounting Policies - Earnings Per Share."

As restated:

	Total Net Revenue	Income from Continuing Operations	Net Income	Net Income Per Share
				Basic	Diluted
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Quarter ended:
December 31, 2004	$407,491	$12,544	$13,151	$0.66	$0.65
March 31, 2005	459,271	13,285	13,189	0.66	0.65
June 30, 2005	417,494	10,045	8,776	0.45	0.44
September 30, 2005	427,177	10,354	10,952	0.56	0.55
Quarter ended:
December 31, 2003 (1)	$377,526	$7,353	$5,968	$0.30	$0.30
March 31, 2004	388,792	5,507	5,017	0.25	0.25
June 30, 2004	384,869	7,340	6,538	0.33	0.32
September 30, 2004	407,010	10,249	10,719	0.54	0.53
(1)	Per common share data for quarter ended December 31, 2003 is labeled “pro forma”. See note 2 – “Summary of Significant Accounting Policies - Earnings Per Share.”

Back to Index

Schedule II

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

(IN THOUSANDS)

Description	Balance at Beginning of Period	Charged to Operations	Deductions (1) (2)	Balance at End of Period
	(Restated)	(Restated)	(Restated)	(Restated)
Year Ended September 30, 2005
Allowance for Doubtful Accounts	$29,632	12,909	19,559	$22,982
Deferred Tax Asset Valuation Allowance	77,748	-	77,748	-
Year Ended September 30, 2004
Allowance for Doubtful Accounts	$32,562	18,859	21,789	$29,632
Deferred Tax Asset Valuation Allowance	127,573	-	49,825	77,748
Year Ended September 30, 2003
Allowance for Doubtful Accounts	$36,566	21,575	25,579	$32,562
Deferred Tax Asset Valuation Allowance	130,797	-	3,224	127,573
(1)	Allowance for Doubtful Accounts deductions represent amounts written off as uncollectible.
(2)

Deferred Tax Asset Valuation Allowance deductions in the year ended September 30, 2004 result from a change in presentation of GHC’s historical financial statements from that of a group determining income and loss separate and apart from NCI and its subsidiaries, to one reflecting the post spin-off allocation of loss carryforwards after utilization by NCI during their period of affiliation. Deductions in the year ended September 30, 2005 represent the utilization of the net operating loss (NOL) and also include the reversal of the remaining $51.0 million of Deferred Tax Asset Valuation Allowance. Prior to September 2005, the tax benefit of the NOL carryforwards were fully reserved due to the uncertainty caused by utilization limitations based on taxable income, tax statutes, and contractual provisions between NCI and GHC, and filing positions to be determined by NCI. This uncertainty was largely resolved with the filing of NCI’s fiscal 2004 federal and state income tax returns in June and July 2005, prompting GHC to remove the valuation allowance. Because these NOLs were generated during the period predating the emergence from bankruptcy, the realization of these NOLs is credited, pursuant to SOP 90-7, to shareholders’ equity and not to operations.

Back to Index

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

(a) Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2005. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Amendment No. 1 to our Annual Report on Form 10-K/A, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Based on an evaluation of the effectiveness of disclosure controls and procedures performed in connection with the preparation of this Amendment No. 1 to our Annual Report on Form 10-K/A, our chief executive officer and chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below. In addition, our chief executive officer and chief financial officer have reevaluated the conclusions regarding our disclosure controls and procedures for prior periods and have concluded that our disclosure controls and procedures were not effective as of September 30, 2003 and 2004 and as of the ends of the interim periods in fiscal 2004 and 2005.

(b) Management’s Annual Report on Internal Control over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In Management’s Annual Report on Internal Control Over Financial Reporting originally included in our Annual Report on Form 10-K filed on December 14, 2005, management concluded that our internal control over financial reporting was effective. Subsequent to filing our Annual Report on Form 10-K on December 14, 2005, we identified material misstatements in previously issued consolidated financial statements and have restated our 2003, 2004, and 2005 annual consolidated financial statements and our interim consolidated financial statements in fiscal 2004 and 2005. As a result of these material misstatements, we reevaluated the effectiveness of our internal control over financial reporting as of September 30, 2005.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of our reevaluation, we have identified the following material weaknesses as of September 30, 2005:

•	Ineffective controls over the selection and application of generally accepted accounting principles affecting self-insurance reserves. As a result, we did not properly interpret SEC Staff Accounting Bulletin No. 62, “Discounting by Property-Casualty Insurance Companies,” as it applies to our captive insurance subsidiary, and we inappropriately discounted liabilities for self-insured reserves. This material weakness resulted in material accounting errors in self-insurance liability reserves, salaries, wages, and benefits, and other operating expenses that required restatement of the 2003, 2004, and 2005 annual consolidated financial statements and the interim consolidated financial statements in fiscal 2004 and 2005.

•	Insufficient policies and procedures and technical expertise to identify, and account for the consolidation of, variable interest entities in accordance with FIN 46, “Consolidation of Variable Interest Entities.” Specifically, our policies and procedures for evaluating potential variable interest entities were not designed sufficiently to identify certain joint ventures as variable interest entities that required consolidation, and we did not have personnel possessing sufficient technical expertise related to the application of the provisions of FIN 46. This material weakness resulted in material accounting errors that required restatement of the 2003, 2004, and 2005 annual consolidated financial statements and the interim consolidated financial statements in fiscal 2004 and 2005.

Back to Index

Based on management’s reevaluation, under the COSO framework of our internal control over financial reporting, we concluded that our internal control over financial reporting was not effective as of September 30, 2005 as a result of the material weaknesses described above.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

KPMG LLP, our independent registered public accounting firm, audited our management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005, as stated in their report, which appears in Item 9A (c) below.

(c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Genesis HealthCare Corporation:

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Restated), that Genesis HealthCare Corporation (the Company) did not maintain effective internal control over financial reporting as of September 30, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Genesis HealthCare Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Back to Index

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified, and included in its assessment, the following material weaknesses in its internal control over financial reporting as of September 30, 2005:

•

Ineffective controls over the selection and application of generally accepted accounting principles affecting self-insurance reserves. As a result, the Company did not properly interpret SEC Staff Accounting Bulletin No. 62, “Discounting by Property-Casualty Insurance Companies,” as it applies to its captive insurance subsidiary, and the Company inappropriately discounted liabilities for self-insured reserves. This material weakness resulted in material accounting errors in self-insurance liability reserves, salaries, wages, and benefits, and other operating expenses that required restatement of the 2003, 2004, and 2005 annual consolidated financial statements and the interim consolidated financial statements in fiscal 2004 and 2005.

•

Insufficient policies and procedures and technical expertise to identify, and account for the consolidation of, variable interest entities in accordance with FIN 46, “Consolidation of Variable Interest Entities.” Specifically, the Company’s policies and procedures for evaluating potential variable interest entities were not designed sufficiently to identify certain joint ventures as variable interest entities that required consolidation, and it did not have personnel possessing sufficient technical expertise related to the application of the provisions of FIN 46. This material weakness resulted in material accounting errors that required restatement of the 2003, 2004, and 2005 annual consolidated financial statements and the interim consolidated financial statements in fiscal 2004 and 2005.

As stated in the first through third paragraphs of Management’s Annual Report on Internal Control over Financial Reporting (Restated), management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 has been restated to reflect the impact of the aforementioned material weaknesses in internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the restated consolidated balance sheets of Genesis HealthCare Corporation and subsidiaries as of September 30, 2005 and 2004, and the related restated consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2005. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the restated 2005 consolidated financial statements, and this report does not affect our report dated June 15, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's restated assessment that Genesis HealthCare Corporation did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Genesis HealthCare Corporation has not maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Philadelphia, Pennsylvania

June 15, 2006

(d) Changes in Internal Control Over Financial Reporting

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

Other than the change in controls described above, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the Company’s last quarter of its fiscal year 2005 that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

Back to Index

Subsequent to September 30, 2005, we have commenced implementation of the following remediation steps to address the material weaknesses described above under “Management’s Annual Report on Internal Control over Financial Reporting (Restated)” in order to ensure proper accounting for self-insured reserves and the proper application of FIN 46 under U.S. generally accepted accounting principles:

•

Changes to our procedures to ensure proper accounting for self-insured reserves on an undiscounted basis and engaging third-party subject matter experts in the course of forming judgments regarding accounting standards which do not include detailed implementation guidance.

•

Providing additional training for personnel responsible for the accounting for the consolidation of variable interest entities, implementing changes to our procedures to ensure the proper identification of variable interest entities and the overall application of FIN 46, and engaging third-party subject matter experts in the course of implementing complex accounting standards.

Although our remediation efforts are underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are fully implemented and operational for a period of time and are operating effectively.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Back to Index

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under Item 12 is incorporated herein by reference to our Proxy Statement, which we will file pursuant to Exchange Act Regulation 14A within 120 days after the end of fiscal 2005.

EQUITY COMPENSATION PLAN INFORMATION

The following table details information regarding the Genesis’ existing equity compensation plans as of September 30, 2005:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	195,713	$23.43	1,451,412
Equity compensation plans not approved by security holders	-	-	-
Total	195,713	$23.43	1,451,412

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

Back to Index

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)(1)	The following consolidated financial statements of GHC are filed as part of this Form 10-K/A in Part II Item 8:
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

4.3(1)

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

4.6(7)

Supplemental Indenture with respect to the 8% Senior Subordinated Notes due 2013 of Genesis HealthCare Corporation by and among Genesis HealthCare Corporation, the subsidiary guarantors named therein and The Bank of New York, as trustee, dated March 16, 2005.

4.7(7)

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

10.6(2)	Pharmacy Benefit Management Agreement by and between Genesis HealthCare Corporation and CareCard, Inc., dated as of December 1, 2003.

10.7(2)	Master Agreement for Specialty Beds and Oxygen Concentrators by and between Genesis HealthCare Corporation and NeighborCare Pharmacy Services, Inc., dated as of December 1, 2003.

10.8(8)+	Employment Agreement by and between Genesis HealthCare Corporation and George V. Hager, Jr., dated as of November 25, 2003.

10.9(1)+	2003 Stock Option Plan.

10.10(*)+	Amended and Restated 2003 Stock Incentive Plan.

10.11(4)+	Deferred Compensation Plan.

Back to Index

10.12(1)

Registration Rights Agreement regarding the 8% Senior Subordinated Notes due 2013 of Genesis HealthCare Corporation by and among Genesis HealthCare Corporation, NeighborCare, Inc. (formerly Genesis Health Ventures, Inc.), the subsidiary guarantors named therein and the initial purchasers named therein, dated as of October 28, 2003.

10.13(1)+	First Amended and Restated Letter Agreement between Genesis HealthCare Corporation and NeighborCare, Inc. (formerly Genesis Health Ventures, Inc.) and David C. Almquist, dated as of July 15, 2003.

10.14(1)+	First Amended and Restated Letter Agreement between Genesis HealthCare Corporation and NeighborCare, Inc. (formerly Genesis Health Ventures, Inc.) and Richard P. Blinn, dated as of July 15, 2003.

10.15(1)+	First Amended and Restated Letter Agreement between Genesis HealthCare Corporation and NeighborCare, Inc. (formerly Genesis Health Ventures, Inc.) and James McKeon, dated as of July 15, 2003.

10.16(1)+	First Amended and Restated Letter Agreement between Genesis HealthCare Corporation and NeighborCare, Inc. (formerly Genesis Health Ventures, Inc.) and Robert A. Reitz, dated as of July 15, 2003.

10.17(8)+	Employment Agreement by and between Genesis HealthCare Corporation and David C. Almquist dated as of December 1, 2003.

10.18(8)+	Employment Agreement by and between Genesis HealthCare Corporation and Richard P. Blinn dated as of December 1, 2003.

10.19(8)+	Employment Agreement by and between Genesis HealthCare Corporation and James McKeon dated as of December 1, 2003.

10.20(8)+	Employment Agreement by and between Genesis HealthCare Corporation and Robert A. Reitz dated as of December 1, 2003.

10.21(7)

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

10.22(9)

Amendment No. 1, dated as of May 7, 2004, to Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services by and between NeighborCare Pharmacy Services, Inc. and Genesis HealthCare Corporation dated as of December 1, 2003.

10.23(10)+	Form of Restricted Stock Agreement.

10.24(7)

Purchase Agreement relating to the 2.5% Convertible Senior Subordinated Debentures due 2025 of Genesis HealthCare Corporation by and among Genesis HealthCare Corporation, the subsidiary guarantors named therein and the Initial Purchasers named therein, dated as of February 24, 2005.

Back to Index

10.25(7)

Registration Rights Agreement relating to the 2.5% Convertible Senior Subordinated Debentures due 2025 of Genesis HealthCare Corporation by and among Genesis HealthCare Corporation, the subsidiary guarantors named therein and Wachovia Capital Markets LLC, on behalf of the Initial Purchasers, dated as of March 2, 2005.

10.26(11)

Amendment No. 1, dated as of June 9, 2005, to the Tax Sharing Agreement, dated as of December 1, 2003, by and between NeighborCare, Inc. (formerly Genesis Health Ventures, Inc.) and Genesis HealthCare Corporation.

10.27(11)

Amendment No. 1, dated as of June 9, 2005, to the Transition Services Agreement, dated as of December 1, 2003, by and between NeighborCare, Inc. (formerly Genesis Health Ventures, Inc.) and Genesis HealthCare Corporation.

10.28(11)

Amendment No. 2, dated as of June 9, 2005, to the Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services, dated as of December 1, 2003 and as amended on May 7, 2004, by and between NeighborCare Pharmacy Services, Inc. and Genesis HealthCare Corporation.

10.30(*)+	Summary Sheet regarding Director and Executive Officer Compensation.

12.1(*)	Statement Re: Computation of Earnings to Fixed Charges Ratio.

14.1(12)	Code of Business Conduct and Ethics of Genesis HealthCare Corporation.

21.1(*)	Subsidiaries of Genesis HealthCare Corporation.

23.1	Consent of KPMG LLP.

31.1	Certification of George V. Hager, Jr., Chief Executive Officer of Genesis HealthCare Corporation, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of James V. McKeon, Chief Financial Officer of Genesis HealthCare Corporation, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1	Certification of George V. Hager, Jr., Chief Executive Officer of Genesis HealthCare Corporation, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of James V. McKeon, Chief Financial Officer of Genesis HealthCare Corporation, pursuant to 18 U.S.C. Section 1350.

* Previously filed.

+ Management contract or compensatory plan.

(1)	Incorporated by reference to Genesis HealthCare Corporation’s Registration Statement on Form 10 filed on November 6, 2003 (as amended).
(2)	Incorporated by reference to Genesis HealthCare Corporation’s Current Report on Form 8-K filed on December 9, 2003.
(3)	Incorporated by reference to Genesis HealthCare Corporation’s Annual Report on Form 10-K for the annual period ended September 30, 2004 filed on December 14, 2004.
(4)	Incorporated by reference to Genesis HealthCare Corporation’s Registration Statement on Form 10 filed on October 10, 2003.
(5)	Incorporated by reference to Genesis HealthCare Corporation’s Registration Statement on Form 8-A filed on November 18, 2003.

Back to Index

(6)	Incorporated by reference to Genesis HealthCare Corporation’s Registration Statement on Form S-4 filed April 5, 2004 (as amended).
(7)	Incorporated by reference to Genesis HealthCare Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 10, 2005.
(8)	Incorporated by reference to Genesis HealthCare Corporation’s Annual Report on Form 10-K for the annual period ended September 30, 2003 filed on February 4, 2004.
(9)	Incorporated by reference to Genesis HealthCare Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed on May 14, 2004.
(10)	Incorporated by reference to Genesis HealthCare Corporation’s Current Report on Form 8-K filed on November 22, 2004.
(11)	Incorporated by reference to Genesis HealthCare Corporation’s Form 8-K filed on June 14, 2005.
(12)	Incorporated by reference to Genesis HealthCare Corporation’s Current Report on Form 8-K filed on June 30, 2004.

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on June 19, 2006 by the undersigned thereunto duly authorized.

Genesis HealthCare Corporation
By:	/s/ James V. McKeon
James V. McKeon Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 19, 2006.

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