Form 10-Q
period 2006-06-30
GENESIS HEALTHCARE CORP
filed 2006-08-08
CIK 1236736

Click here for Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS.

As of August 1, 2006: 19,648,650 shares of the registrant’s common stock were outstanding, including 131,680 shares currently held in escrow to be issued in connection with a joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

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

Statements made in this report, and in our other public filings and releases, which are not historical facts, contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

•

statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our unaudited condensed consolidated financial statements, such as demographic trends and our ability to take advantage of such demographic trends; the expected impact of staffing and retention programs; expected closings of transactions and sources of funding; expected accounting treatment of transactions; our ability to meet our working capital requirements, debt service, and future cash needs; future earnings, capital sources and capital expenditure, debt and lease requirements; our potential extension of credit to our joint venture partners; the expected recognition of stock-based compensation costs; the expected changes in and effects of government legislation, regulation and funding on our business; estimates in our critical accounting policies, including the adequacy of our allowance for doubtful accounts, any anticipated impact of long-lived asset impairments and our ability to provide for outstanding losses and loss expenses for our self-insured programs; the containment of asbestos in accordance with environmental regulations; and the estimated impact of new accounting pronouncements upon adoption;

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

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2006 AND SEPTEMBER 30, 2005

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2006	September 30, 2005

Assets:
Current assets:
Cash and equivalents	$59,994	$107,350
Current portion of restricted cash and investments in marketable securities	38,234	39,875
Accounts receivable, net of allowances for doubtful accounts of $25,710 and $22,982, at June 30, 2006 and September 30, 2005, respectively	215,936	186,296
Prepaid expenses and other current assets	44,624	41,746
Current portion of deferred income taxes	43,179	43,148

Total current assets	401,967	418,415

Property and equipment, net of accumulated depreciation of $219,311 and $173,714, at June 30, 2006 and September 30, 2005, respectively	849,696	818,138
Assets held for sale	3,911	3,911
Restricted cash and investments in marketable securities	64,250	63,639
Deferred income taxes	6,647	13,789
Other long-term assets	89,114	94,808

Total assets	$1,415,585	$1,412,700

Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long-term debt	$4,640	$5,419
Accounts payable and other accrued expenses	134,710	158,257
Current portion of self-insurance liability reserves	38,234	39,875

Total current liabilities	177,584	203,551

Long-term debt	435,301	445,677
Self-insurance liability reserves	71,155	73,952
Other long-term liabilities	42,285	38,707
Commitments and contingencies Shareholders’ equity:
Common stock - par $0.01, 45,000,000 shares authorized at June 30, 2006 and September 30, 2005, 20,682,428 and 20,429,110 shares issued at June 30, 2006 and September 30, 2005, respectively	207	204
Additional paid-in capital	640,638	623,325
Retained earnings	94,861	65,670
Accumulated other comprehensive loss	(794)	(562)
Treasury stock at cost, 1,075,745 and 787,337 shares at June 30, 2006 and September 30, 2005, respectively	(42,787)	(32,096)
Common stock held in deferred compensation plan at cost, 215,953 and 163,135 shares at June 30, 2006 and September 30, 2005, respectively	(8,497)	(5,728)
Deferred compensation	5,632	—

Total shareholders’ equity	689,260	650,813

Total liabilities and shareholders’ equity	$1,415,585	$1,412,700

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended

	June 30, 2006	June 30, 2005

		(Restated)
Net revenues	$442,230	$417,494
Salaries, wages and benefits	272,814	257,894
Other operating expenses	96,871	87,607
General and administrative costs	27,735	24,323
Provision for losses on accounts receivable and notes receivable	2,511	2,572
Loss on early extinguishment of debt	605	6,933
Lease expense	5,445	5,467
Depreciation and amortization expense	15,843	13,828
Interest expense	6,387	6,479
Investment income	(2,178)	(2,810)

Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	16,197	15,201
Income tax expense	6,559	5,498

Income before equity in net income of unconsolidated affiliates and minority interests	9,638	9,703
Equity in net income of unconsolidated affiliates	540	496
Minority interests	(621)	(154)

Income from continuing operations	9,557	10,045
Income (loss) from discontinued operations, net of taxes	129	(1,269)

Net income	$9,686	$8,776

Per common share data:
Basic:
Income from continuing operations	$0.49	$0.51
Income (loss) from discontinued operations	0.01	(0.06)
Net income	$0.50	$0.45
Weighted average shares	19,328,064	19,619,845
Diluted:
Income from continuing operations	$0.49	$0.50
Income (loss) from discontinued operations	0.01	(0.06)
Net income	$0.49	$0.44
Weighted average shares	19,607,162	19,937,181

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2006 AND 2005

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Nine months ended

	June 30, 2006	June 30, 2005

		(Restated)
Net revenues	$1,316,660	$1,284,256
Salaries, wages and benefits	810,080	768,897
Other operating expenses	288,834	294,244
General and administrative costs	83,011	72,958
Provision for losses on accounts receivable and notes receivable	9,394	8,535
Loss on early extinguishment of debt	793	11,765
Lease expense	16,531	16,916
Depreciation and amortization expense	46,212	39,432
Interest expense	19,242	22,196
Investment income	(6,354)	(6,873)

Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	48,917	56,186
Income tax expense	19,913	21,162

Income before equity in net income of unconsolidated affiliates and minority interests	29,004	35,024
Equity in net income of unconsolidated affiliates	1,509	2,003
Minority interests	(1,439)	(1,153)

Income from continuing operations	29,074	35,874
Income (loss) from discontinued operations, net of taxes	117	(758)

Net income	$29,191	$35,116

Per common share data:
Basic:
Income from continuing operations	$1.50	$1.82
Income (loss) from discontinued operations	0.01	(0.04)
Net income	$1.51	$1.78
Weighted average shares	19,342,473	19,758,715
Diluted:
Income from continuing operations	$1.48	$1.79
Income (loss) from discontinued operations	0.01	(0.04)
Net income	$1.49	$1.75
Weighted average shares	19,609,881	20,069,697

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2006 AND 2005

(IN THOUSANDS)

	Nine months ended

	June 30, 2006	June 30, 2005

		(Restated)
Cash flows from operating activities:
Net income	$29,191	$35,116
Net charges included in operations not requiring funds	82,253	85,226
Changes in assets and liabilities:
Accounts receivable	(38,646)	(22,869)
Accounts payable and other accrued expenses	(22,313)	8,861
Other, net	(2,697)	7,239

Total adjustments	18,597	78,457

Net cash provided by operating activities	47,788	113,573

Cash flows from investing activities:
Capital expenditures	(77,467)	(40,752)
Net purchases of restricted marketable securities	(6,804)	(5,476)
Net change in restricted cash and equivalents	7,367	4,105
Purchase of eldercare centers, net of cash acquired	(3,140)	(8,898)
Proceeds from sales of eldercare assets	—	6,664
Other, net	5,993	67

Net cash used in investing activities	(74,051)	(44,290)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	180,000
Repayment of long-term debt	(14,345)	(225,329)
Debt issuance costs and debt prepayment premium	(534)	(14,303)
Purchase of common stock for treasury	(10,691)	(25,158)
Proceeds from exercise of stock options	3,295	6,629
Other, net	1,182	(113)

Net cash used in financing activities	(21,093)	(78,274)

Net decrease in cash and equivalents	$(47,356)	$(8,991)
Cash and equivalents:
Beginning of period	107,350	127,950

End of period	$59,994	$118,959

Supplemental disclosure of cash flow information:
Interest paid	$20,601	$24,390
Taxes paid	7,963	4,776
Non-cash financing activities:
Capital leases	$—	$3,638
Assumption of debt	3,190	15,533

See accompanying notes to unaudited condensed consolidated financial statements.

Back to Contents

Genesis HealthCare Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Organization and Basis of Presentation

Description of Business

Genesis HealthCare Corporation’s (GHC) business is comprised of two primary business segments, inpatient services and rehabilitation therapy services. These segments are supported by complementary service capabilities and a general and administrative function.

GHC provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. At June 30, 2006, GHC had 208 owned, leased, managed and jointly owned eldercare centers with 25,494 beds. Revenues of GHC’s owned, leased and otherwise consolidated centers constitute approximately 90% of GHC’s revenues, and are presented in GHC’s segment information as inpatient services revenues. Management fees earned from unconsolidated eldercare centers that are managed and/or jointly owned by GHC are included in all other revenues presented in GHC’s segment information. See note 8 — “Segment Information.”

GHC provides an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy. These services are provided by approximately 4,800 licensed rehabilitation therapists and assistants employed or contracted at substantially all of the eldercare centers operated by GHC, as well as by contract to healthcare facilities operated by others and through any one of GHC’s 13 certified outpatient rehabilitation agencies. After the elimination of intercompany revenues, the rehabilitation therapy services segment constitutes approximately 8% of GHC’s revenues.

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

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) 51” (FIN 46). FIN 46 provides guidance with respect to the consolidation of certain entities referred to as variable interest entities (VIE). GHC adopted FIN 46 effective January 1, 2003. In October 2003, the FASB issued a revision to this pronouncement, FIN 46R, which clarified certain provisions of FIN 46. GHC adopted the provisions of FIN 46R effective December 31, 2003. References herein to FIN 46 refer to FIN 46 or FIN 46R as these interpretations are applicable to the respective periods. Prior to the filing of the Quarterly Report on Form 10-Q for the three and six months ended March 31, 2006, GHC reassessed whether certain of the transaction structures of its jointly owned and managed facilities create VIEs and whether GHC is the primary beneficiary of the VIEs as defined pursuant to FIN 46. Upon re-examination of the interests at January 1, 2003 of all parties associated with all 12 of GHC’s previously unconsolidated jointly owned and managed facilities, GHC concluded that nine of the transaction structures are, or were, VIEs, seven of which GHC is the primary beneficiary. Of these seven, GHC subsequently acquired 100% of the interests of one of the VIEs (the acquired VIE) and the conditions that caused one of the facilities to be a VIE were extinguished in May 2004 (the former VIE). Consequently, GHC now consolidates the financial statements of five previously unconsolidated VIEs beginning January 1, 2003, the acquired VIE from January 1, 2003 through December 31, 2004 and the former VIE from January 1, 2003 through May 31, 2004. See “Restatement of Unaudited Condensed Consolidated Financial Statements” below.

Back to Contents

In accordance with FIN 46, GHC’s investments in VIEs in which it is the primary beneficiary are consolidated, while investments in VIEs in which it is not the primary beneficiary are accounted for under the equity method. Investments in and the operating results of 20% to 50% owned companies which are not VIEs are included in the consolidated financial statements using the equity method of accounting.

In total at June 30, 2006, GHC consolidated five VIEs. At June 30, 2006, total assets and debt of the VIEs were $46.7 million and $40.2 million, respectively. The total assets of the VIEs principally consist of property and equipment which serves as collateral for the VIEs’ non-recourse debt and is not available to satisfy any of GHC’s other obligations. Creditors of the VIEs, including senior lenders, have no recourse against the general credit of GHC. The consolidated VIEs own and operate skilled nursing and assisted living facilities having approximately 700 beds. GHC’s ownership interests in the consolidated VIEs range from 25% to 50% and GHC manages the day-to-day operations of the consolidated VIEs under management agreements. GHC’s involvement with the VIEs began in years prior to 2000.

In the case of one VIE, GHC is not the primary beneficiary and, therefore, the VIE is not consolidated into its financial statements. The unconsolidated VIE owns and operates a skilled nursing facility having 224 beds. GHC’s ownership interest in the unconsolidated VIE is 33.3%, and GHC manages the day-to-day operations of the unconsolidated VIE under a management agreement. GHC’s involvement with the unconsolidated VIE began prior to 1991. At June 30, 2006, GHC’s maximum exposure to loss associated with the unconsolidated VIE approximated the aggregate carrying-value of its equity method investments which was minimal.

Restatement of Unaudited Condensed Consolidated Financial Statements

Prior to filing the Quarterly Report on Form 10-Q for the three and six months ended March 31, 2006, certain accounting errors were identified requiring the restatement of GHC’s previously issued consolidated financial statements.

GHC’s policy with respect to discounting self-insured outstanding losses and loss expenses for both general and professional liability and workers’ compensation liability claims was reassessed, and it was determined that such discounting was not in accordance with U.S. generally accepted accounting principles. In connection with the evaluation of its accounting for self-insurance loss reserves, GHC also identified an accounting error that, upon correction, resulted in an increase to self-insurance loss reserves and related expenses of $2.4 million in fiscal 2004 and a corresponding decrease to self-insurance loss reserves and related expenses in fiscal 2005.

As discussed above, upon re-examination of the interests at January 1, 2003 of all parties associated with all 12 of GHC’s previously unconsolidated jointly owned and managed facilities, GHC has concluded that it is the primary beneficiary of seven previously unconsolidated VIEs.

Also, as disclosed in GHC’s previously issued Annual Report on Form 10-K, prior to restatement, for the fiscal year ended September 30, 2005, certain errors were identified and corrected by GHC in its fiscal 2005 consolidated financial statements. These errors involved accounting for operating lease expense on a straight-line basis, the classification of certain leases, accounting for GHC stock held in a deferred compensation plan, the useful lives assigned to certain fixed assets and unaccrued costs resulting from errors in purchasing cut-off. Based upon an evaluation conducted in fiscal 2005, GHC previously concluded that the errors were not material to GHC’s consolidated financial statements taken as a whole and adjusted for the errors in the period such errors were identified.

Back to Contents

GHC’s previously issued unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2005 have been restated herein to correct all of the errors described in the previous three paragraphs. The discounting of self-insurance loss reserves correction, along with certain other immaterial errors that were identified and corrected in the appropriate periods, are presented in the tables below under the column entitled “Adjustments.” The consolidation of the joint ventures under FIN 46 is presented in the tables below under the column entitled “Consolidation of VIEs.” In addition, presented in the tables below under the column entitled “Reclassifications,” GHC has made changes in certain account classifications to conform with U.S. generally accepted accounting principles. The tables below are followed by footnote disclosures that facilitate the referencing of adjustments and reclassifications between previously reported and restated amounts.

The following unaudited tables illustrate the impact of the restatement to previously reported amounts for the three and nine months ended June 30, 2005, (in thousands, except share and per share data):

Unaudited Condensed Consolidated Statements of Operations Data:

	Three months ended June 30, 2005

	Previously Reported	Adjustments		Reclassifications (6)	Consolidation of VIEs (8)	Restated

Net revenues	$408,971	$2,993	(1)	$(2,425)	$7,955	$417,494
Salaries, wages and benefits	251,945	—		1,435	4,514	257,894
Other operating expenses	86,509	(17)	(2)	(755)	1,870	87,607
General and administrative costs	23,602	1,042	(3)	(321)	—	24,323
Provision for losses on accounts receivable and notes receivable	2,522	—		—	50	2,572
Loss on early extinguishment of debt	6,933	—		—	—	6,933
Lease expense	6,538	(1,100)	(4)	—	29	5,467
Depreciation and amortization expense	12,723	633	(4)	—	472	13,828
Interest expense	5,096	638	(4)	—	745	6,479
Investment income	—	—		(2,784)	(26)	(2,810)

Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	13,103	1,797		—	301	15,201
Income tax expense	4,775	731	(5)	—	(8)	5,498

Income before equity in net income of unconsolidated affiliates and minority interests	8,328	1,066		—	309	9,703
Equity in net income of unconsolidated affiliates	591	—		—	(95)	496
Minority interests	72	—		—	(226)	(154)

Income from continuing operations	8,991	1,066		—	(12)	10,045
Loss from discontinued operations, net of taxes	(1,350)	81	(3)	—	—	(1,269)

Net income	$7,641	$1,147		$—	$(12)	$8,776

Per common share data:
Basic:
Income from continuing operations	$0.46					$0.51
Loss from discontinued operations	(0.07)					(0.06)
Net income	$0.39					$0.45
Weighted average shares	19,619,845					19,619,845
Diluted:
Income from continuing operations	$0.45					$0.50
Loss from discontinued operations	(0.07)					(0.06)
Net income	$0.38					$0.44
Weighted average shares	19,937,181					19,937,181

Back to Contents

	Nine months ended June 30, 2005

	Previously Reported	Adjustments		Reclassifications (6)	Consolidation of VIEs (8)	Restated

Net revenues	$1,262,564	$1,044	(1)	$(5,462)	$26,110	$1,284,256
Salaries, wages and benefits	758,300	—		(4,042)	14,639	768,897
Other operating expenses	292,374	(5,644)	(2)	1,229	6,285	294,244
General and administrative costs	66,300	2,475	(3)	4,183	—	72,958
Provision for losses on accounts receivable and notes receivable	8,397	—		—	138	8,535
Loss on early extinguishment of debt	11,765	—		—	—	11,765
Lease expense	20,119	(3,299)	(4)	—	96	16,916
Depreciation and amortization expense	37,248	700	(4)	—	1,484	39,432
Interest expense	17,989	1,917	(4)	—	2,290	22,196
Investment income	—	—		(6,832)	(41)	(6,873)

Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	50,072	4,895		—	1,219	56,186
Income tax expense	19,154	1,992	(5)	—	16	21,162

Income before equity in net income of unconsolidated affiliates and minority interests	30,918	2,903		—	1,203	35,024
Equity in net income of unconsolidated affiliates	2,381	—		—	(378)	2,003
Minority interests	(352)	—		—	(801)	(1,153)

Income from continuing operations	32,947	2,903		—	24	35,874
Loss from discontinued operations, net of taxes	(991)	233	(3)	—	—	(758)

Net income	$31,956	$3,136		$—	$24	$35,116

Per common share data:
Basic:
Income from continuing operations	$1.67					$1.82
Loss from discontinued operations	(0.05)					(0.04)
Net income	$1.62					$1.78
Weighted average shares	19,758,715					19,758,715
Diluted:
Income from continuing operations	$1.64					$1.79
Loss from discontinued operations	(0.05)					(0.04)
Net income	$1.59					$1.75
Weighted average shares	20,069,697					20,069,697

Back to Contents

Unaudited Selected Condensed Consolidated Statement of Cash Flows Data:

	Nine months ended June 30, 2005

	Previously Reported	Adjustments	Reclassifications (7)	Consolidation of VIEs (8)	Restated

Net cash provided by operating activities	$110,587	$—	$—	$2,986	$113,573
Net cash used in investing activities	(45,998)	—	4,105	(2,397)	(44,290)
Net cash used in financing activities	(77,407)	—	—	(867)	(78,274)
Cash and equivalents beginning of period	126,071	—	(4,132)	6,011	127,950

Cash and equivalents end of period	$113,253	$—	$(27)	$5,733	$118,959

(1)

Adjustments to revenue of $3.0 million and $1.0 million in the three and nine months ended June 30, 2005, respectively, for previously recognized changes in the market value of GHC common stock held in a rabbi trust. The accounting treatment for assets invested in a rabbi trust under Emerging Issues Task Force (EITF) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (EITF 97-14) differs depending upon the level of restrictions placed on a participant’s ability to diversify deferred compensation that is invested in company stock. Under EITF 97-14, GHC’s deferred compensation plan type requires that GHC common stock held in its rabbi trust be classified as a component of shareholders’ equity at cost, with no subsequent adjustment for market value changes.

(2)	Three months ended June 30, 2005 - amount represents an accrual adjustment for self-insurance loss reserves.

Nine months ended June 30, 2005 - $2.8 million represents the reversal of an increase in operating expenses recognized in the three months ended December 31, 2004 to reflect an estimate of previously unaccrued costs resulting from errors in GHC’s purchasing cut-off, $2.2 million represents a reduction to accruals for self-insurance loss reserves and $0.6 million represents other miscellaneous accrual adjustments.

(3)

Adjustments to general and administrative costs represent corrections to self-insurance loss reserves to reflect such balances on an undiscounted basis. Adjustments to (loss) income from discontinued operations represent similar corrections to reflect self-insurance loss reserves associated with GHC’s discontinued Florida operations on an undiscounted basis.

(4)

Three and nine months ended June 30, 2005 - Adjustments to lease, interest and depreciation and amortization expense include the correction to GHC’s accounting for five nursing center leases previously classified as operating leases beginning in fiscal 2004 that should have been classified as capital leases, as well as adjustments to increase lease expense to properly recognize operating lease expense on a straight-line basis.

Nine months ended June 30, 2005 – Depreciation expense was also reduced $1.2 million to reflect adjustments associated with a correction to the useful lives assigned to certain fixed assets.

(5)	Represents the tax impact of the previously noted adjustments.
(6)	Represents the following reclassifications:
(i)

Net revenues were reduced to classify investment income as a separate line item on the statements of operations in the amounts of $2.8 million and $6.8 million for the three and nine months ended June 30, 2005, respectively.

(ii)

Net revenues were increased to reflect certain zero-margin reimbursements from NeighborCare, Inc. (NCI), GHC’s former parent company, under the transitional services agreement in the amounts of $0.4 million and $1.4 million for the three and nine months ended June 30, 2005, respectively. These amounts were previously classified as an offset to general and administrative costs.

Back to Contents

(iii)

Certain reclassifications were made between salaries, wages and benefits in the amounts of $4.8 million and $7.0 million for the three and nine months ended June 30, 2005, respectively; other operating expenses in the amounts of ($0.8) million and $1.2 million for the three and nine months ended June 30, 2005, respectively; and general and administrative expenses in the amounts of ($4.0) million and ($8.2) million for the three and nine months ended June 30, 2005, respectively, to better align changes in estimates of self-insurance loss reserves with functional expense categories. Specifically, changes in estimates associated with workers compensation claims are reclassified as a component of salaries, wages and benefits, while changes in estimates associated with general and professional liability claims are reclassified as a component of other operating expenses.

(iv)

Certain reclassifications were made between salaries, wages and benefits and general and administrative expenses in the amounts of $3.3 million and $11.1 million for the three and nine months ended June 30, 2005, respectively, to better align cash-based incentive compensation and non-cash stock-based compensation expenses to the appropriate account captions that reflect the base wages of the individuals earning such compensation.

(7)

Represents the change in restricted cash previously reflected as a component of cash and equivalents. The change in restricted cash is reflected as an investing activity in the statements of cash flows.

(8)	Represents the consolidation of VIEs, after giving effect to related eliminations, for which GHC is deemed to be the primary beneficiary pursuant to FIN 46.

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

(3)   Significant Transactions and Events

Lease and Purchase Option Agreements

In May 2006, GHC announced that it signed an agreement to enter into lease and purchase option agreements with an unrelated provider of long-term care that operates 11 facilities with a combined total of approximately 970 skilled nursing and assisted living facility beds located in the State of Maine. The most significant terms of the transaction assume GHC will enter into 11 separate agreements to lease the facilities over a 10 year term, with two five year renewal options. GHC will also obtain an option to purchase all 11 properties in 2026 for $53.0 million. GHC expects to account for the transaction as a capital lease. GHC would pay approximately $16.0 million of cash consideration and the related capital lease obligation is expected to approximate $40.0 million. The 11 facilities currently generate approximately $65.0 million of annual revenue. The closing of the transaction, which is expected to occur in the last calendar quarter of 2006, is subject to receipt of regulatory approvals and various other customary conditions. Accordingly, no assurances can be given that the transaction will be consummated or, if it is, what the final terms will be or what its ultimate impact will be on GHC’s financial condition or results of operations.

Share Repurchase

In April 2006, GHC’s board of directors authorized the repurchase of up to $150.0 million of GHC’s common stock, with such repurchases to take place at GHC management’s discretion and/or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market and in privately negotiated transactions, subject to any covenants or restrictions contained in agreements governing GHC’s indebtedness. Repurchases of common stock are restricted by GHC’s debt agreements, the most restrictive of which is its 8% senior subordinated notes. Such restrictions preclude repurchases of common stock above 50% of GHC’s net income since July 1, 2003. After considering common stock repurchases made to date and other repurchase provisions, GHC’s maximum common stock repurchasing capacity at June 30, 2006 was $19.4 million. In total, 1,075,745 shares of common stock have been repurchased under current and past common stock repurchase programs at a cost of $42.8 million, of which 288,408 shares at a cost of $10.7 million were repurchased during the nine months ended June 30, 2006.

Debt Repurchase

In February 2005, GHC’s board of directors authorized the repurchase of a portion of GHC’s 8% senior subordinated notes due 2013 from time to time in the open market commencing in March 2005. There were $79.1 million of 8% senior subordinated notes repurchased through June 30, 2006, of which $8.2 million were repurchased in the nine months ended June 30, 2006. The total debt repurchases made to date resulted in prepayment premium charges of $7.9 million and the write-off of unamortized deferred financing fees and other fees of $3.0 million. These charges, along with the write-off of unamortized deferred financing fees, are collectively included in loss on early extinguishment of debt in the unaudited condensed consolidated statements of operations, and were $0.6 million and $0.8 million, respectively, in the three and nine months ended June 30, 2006, and $6.9 million and $11.8 million, respectively, in the three and nine months ended June 30, 2005.

Purchase of Joint Venture Interests

In December 2005, GHC deposited into escrow $4.1 million to acquire all of its joint venture partners’ interests in three skilled nursing facilities located in the State of West Virginia having a combined 208 beds. GHC owned a 50% interest in and managed the operations of each of the three facilities, but upon completion of the transaction on June 1, 2006 owns 100% of each facility and consolidates the related revenues, expenses and net assets. In accordance with FIN 46, GHC had already consolidated the financial statements of one of the facilities and recorded minority interest to reflect its joint venture partners’ interests. The combined annual revenues and pre tax income of the two unconsolidated facilities is approximately $10.0 million and $1.2 million, respectively.

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

In January 2005, CMS approved the Pennsylvania provider assessment. The Pennsylvania provider assessment, which was retroactive to July 1, 2003 and will expire on June 30, 2007, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the Pennsylvania provider assessment resulted in increased revenue and net income of $42.0 million and $3.7 million, respectively, in the quarter ended March 31, 2005, of which $30.9 million of revenue and $3.3 million of net income related to periods prior to fiscal 2005.

In February 2005, CMS approved the New Jersey provider assessment. The New Jersey provider assessment, which was retroactive to July 1, 2004 and will expire on June 30, 2008, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the New Jersey provider assessment resulted in increased revenue and net income of $12.8 million and $1.8 million, respectively, in the quarter ended March 31, 2005, of which $4.3 million of revenue and $0.6 million of net income related to periods prior to fiscal 2005.

(4)   Long-Term Debt

Long-term debt at June 30, 2006 and September 30, 2005 consisted of the following (in thousands):

	June 30, 2006	September 30, 2005

Senior subordinated notes	$145,935	$154,150
Convertible senior subordinated debentures	180,000	180,000
Mortgages and other secured debt (recourse)	38,744	39,600
Capital lease obligations	35,061	36,420
Mortgages and other secured debt (non recourse)	40,201	40,926

	439,941	451,096
Less:
Current installments of long-term debt	(4,640)	(5,419)

Long-term debt	$435,301	$445,677

Senior credit facility. GHC’s amended and restated senior credit facility provides for a $125.0 million revolving credit facility with monthly interest paid on any outstanding loans at either a base rate plus a margin or at the London Interbank Offered Rate (LIBOR) plus a margin. At June 30, 2006 and September 30, 2005, $123.2 million and $122.1 million, respectively, was available under the revolving credit facility after giving effect to outstanding letters of credit issued under the revolving credit facility.

Senior subordinated notes. In October 2003, GHC issued 8% senior subordinated notes in an aggregate principal amount of $225.0 million due in 2013. Interest is payable semi-annually in April and October.

Back to Contents

Convertible senior subordinated debentures. In March 2005, GHC issued 2.5% convertible senior subordinated debentures in an aggregate principal amount of $180.0 million due in 2025. Interest is payable semi-annually in March and September.

Mortgages and other secured debt (recourse). GHC carries other secured debt consisting principally of revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development. These loans are secured by the underlying real and personal property of individual eldercare centers and have fixed or variable rates of interest ranging from 3.0% to 11.0% at June 30, 2006, with maturity dates ranging from 2008 to 2032. These loans are labeled “recourse” because GHC or a wholly owned subsidiary is obligated to perform under the respective loan agreements.

Capital lease obligations. These obligations represent the present value of minimum lease payments of a series of capital lease arrangements that bear imputed interest at rates ranging from 5.0% to 7.8% at June 30, 2006 and maturity dates ranging from 2007 to 2012.

Mortgages and other secured debt (non-recourse). These loans are carried by certain of GHC’s less than 51% owned joint ventures consolidated pursuant to FIN 46. The loans consist principally of revenue bonds and secured bank loans. These loans are secured by the underlying real and personal property of individual eldercare centers and have fixed or variable rates of interest ranging from 4.0% to 8.7% at June 30, 2006, with maturity dates ranging from 2009 to 2038. These loans are labeled “non-recourse” because neither GHC nor a wholly owned subsidiary is obligated to perform under the respective loan agreements.

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

The following table sets forth the components of investment income (in thousands):

	Three months ended June 30,		Nine months ended June 30,

	2006	2005	2006	2005

		(Restated)		(Restated)
Income on cash and short-term investments	$1,020	$708	$3,051	$1,993
Income on restricted investments	990	817	2,203	2,360
Income on assets held in rabbi trust	4	1,194	786	2,122
Interest income on notes receivable	164	91	314	398

Total investment income	$2,178	$2,810	$6,354	$6,873

(6)   Earnings Per Share

The computation of basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The computation of diluted net income per common share is calculated by dividing net income by the sum of the weighted average basic common shares and potentially dilutive securities. GHC applies the treasury stock method in calculating potentially dilutive securities, which assumes that the proceeds from the exercise of all GHC stock options and their related tax benefits are used to repurchase GHC common stock at the average market price for the period. Beginning October 1, 2005 and in connection with GHC’s adoption of SFAS 123R (see note 9 — “Stock-Based Benefit Plans”), the assumed proceeds include the average amount of compensation cost for stock options during the reporting period attributed to future services and not yet recognized. For the three and nine months ended June 30, 2006, GHC’s outstanding stock options yielded 157,297 and 153,462, respectively, potentially dilutive securities compared to the three and nine months ended June 30, 2005, in which GHC’s outstanding stock options yielded 167,660 and 171,425, respectively, potentially dilutive securities. For the three and nine months ended June 30, 2006, GHC’s unvested restricted stock yielded an additional 121,801 and 113,946, respectively, potentially dilutive securities under the treasury stock method compared to the three and nine months ended June 30, 2005, in which GHC’s unvested restricted stock yielded an additional 149,676 and 139,557, respectively, potentially dilutive securities.

Back to Contents

(7)	Comprehensive Income

The following table sets forth the computation of comprehensive income for the three and nine months ended June 30, 2006 and 2005 (in thousands):

	Three months ended June 30,		Nine months ended June 30,

	2006	2005	2006	2005

		(Restated)		(Restated)
Net income	$9,686	$8,776	$29,191	$35,116
Net unrealized (loss) gain on restricted investments in marketable securities	(192)	1,065	(467)	(372)
Net increase to minimum pension liability	—	—	—	(174)
Unrealized gain (loss) on interest rate swap agreement	71	(146)	235	96

Total comprehensive income	$9,565	$9,695	$28,959	$34,666

The unrealized (loss) gain on restricted investments in marketable securities and minimum pension liability are net of income tax (benefits) expenses. The income tax benefit for the three and nine months ended June 30, 2006 was ($0.1) million and ($0.3) million, respectively. The income tax expense (benefit) for the three and nine months ended June 30, 2005 was $0.6 million and ($0.3) million, respectively.

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

Back to Contents

	Three months ended June 30,		Nine months ended June 30,

(in thousands)	2006	2005	2006	2005

		(Restated)		(Restated)
Revenues:
Inpatient services - external	$397,100	$375,704	$1,183,489	$1,159,436
Rehabilitation therapy services:
External	36,444	32,227	107,591	96,596
Intersegment	23,603	20,596	68,815	61,298
All other services:
External	8,686	9,563	25,580	28,224
Intersegment	9,980	15,120	40,599	44,553
Elimination of intersegment revenues	(33,583)	(35,716)	(109,414)	(105,851)

Total net revenues	442,230	417,494	1,316,660	1,284,256

EBITDA (1):
Inpatient services	52,894	54,521	157,139	164,519
Rehabilitation therapy services	3,963	3,191	12,024	10,986
All other services and corporate costs	(17,825)	(15,271)	(53,999)	(45,926)
Loss on early extinguishment of debt	(605)	(6,933)	(793)	(11,765)

Total EBITDA	38,427	35,508	114,371	117,814

Capital and other:
Depreciation and amortization expense	(15,843)	(13,828)	(46,212)	(39,432)
Interest expense	(6,387)	(6,479)	(19,242)	(22,196)
Income tax expense	(6,559)	(5,498)	(19,913)	(21,162)
Equity in net income of unconsolidated affiliates	540	496	1,509	2,003
Minority interests	(621)	(154)	(1,439)	(1,153)

Income from continuing operations	9,557	10,045	29,074	35,874
Income (loss) from discontinued operations, net of taxes	129	(1,269)	117	(758)

Net income	$9,686	$8,776	$29,191	$35,116

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

The EBITDA of the segments for the three and nine months ended June 30, 2005 previously reported was adjusted to reflect incentive compensation expenses at the segment level. This adjustment was made to conform to the current year presentation, which includes such expenses at the segment level, and is consistent with GHC’s current year internal financial reporting. In addition, during the three month period ended March 31, 2006, GHC centralized its professional labor recruiting function, which had historically been a component of the rehabilitation business. The costs associated with this function have been reclassified in the three and nine months ended June 30, 2005 as well as the balance of the nine months ended June 30, 2006 to conform to the current period presentation.

Back to Contents

Total assets by segment at June 30, 2006 and September 30, 2005 were as follows (in thousands):

	June 30, 2006	September 30, 2005

Inpatient services	$1,050,983	$996,263
Rehabilitation therapy services	42,448	38,689
All other	322,154	377,748

Total assets	$1,415,585	$1,412,700

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

Generally, the approach in SFAS 123R to stock-based payment accounting is similar to SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation cost in the statement of operations at their fair values. Pro forma disclosure is no longer an alternative under SFAS 123R.

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

Stock-Based Compensation Expenses

GHC recorded stock-based compensation expense for the three and nine months ended June 30, 2006 and 2005 as follows (in thousands):

	Three months ended		Nine months ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Stock options	$1,678	$—	$3,215	$—
Stock incentive plan	1,214	846	4,045	2,538
Stock held in deferred compensation plan	714	524	1,502	2,492

Total stock-based compensation before income taxes	3,606	1,370	8,762	5,030

Income tax benefit	(1,442)	(548)	(3,505)	(2,012)

Total stock-based compensation after income taxes	$2,164	$822	$5,257	$3,018

GHC has revised its estimate with regard to the forfeiture assumptions used in evaluating the ultimate benefit to be realized by employees who had received option grants. In accordance with SFAS 123R, a cumulative adjustment to compensation expense is recognized in the period in which such applicable information becomes available and future compensation expense relative to the grant(s) is adjusted accordingly. In the three months ended June 30, 2006, GHC recorded additional pre tax expense of $0.7 million. This change in estimate is not expected to have a material affect on GHC’s future compensation expense.

Back to Contents

GHC’s stock option and stock incentive plans are more fully described under their respective sections below. Stock held in the deferred compensation plan is associated with a non-qualified deferred compensation plan established in fiscal 2004 for certain employees. Under the provisions of the plan, a rabbi trust was established to maintain the amount of compensation deferred by the participants. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from various events, excluding bankruptcy or insolvency. Certain of the plan participants have elected to invest their deferred compensation in GHC stock units, which effectively mirror the performance of GHC’s common stock. To satisfy this portion of GHC’s obligation under the plan, GHC held 215,953 shares of its common stock in the rabbi trust at June 30, 2006. GHC funds the rabbi trust with an amount of shares of GHC common stock that approximates the number of stock units invested by plan participants. In accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” (EITF 97-14), GHC has recorded the $8.5 million cost of the shares of common stock as a reduction of shareholders’ equity at June 30, 2006. Also, as prescribed by EITF 97-14, GHC is required to recognize future changes in the fair value of the common stock units as designated by the plan participants in the deferred compensation plan as periodic charges or credits to compensation cost if the plan participants are permitted to diversify their investment elections. For the three and nine months ended June 30, 2006, GHC recognized $0.7 million and $1.5 million, respectively, of net compensation cost from such changes in the fair value of the common stock units of the deferred compensation plan compared to the three and nine months ended June 30, 2005, in which GHC recognized $0.5 million and $2.5 million, respectively, of net compensation cost from such changes in the fair value of the common stock units of the deferred compensation plan. Effective June 30, 2006, GHC placed certain restrictions on the compensation deferrals of certain members of executive management. For these individuals, the restrictions require that deferrals designated in GHC common stock units are irrevocable, meaning that such holdings can not be diversified within the rabbi trust of the deferred compensation plan and all future distributions of such designations must be settled in shares of GHC common stock. Accordingly, under EITF 97-14, the portion of the deferred compensation obligation that is required to be settled by the delivery of shares of employer stock is classified in shareholders’ equity. At June 30, 2006, there were 119,658 shares of GHC stock, valued at $5.7 million, held by the rabbi trust and presented in the accompanying condensed consolidated balance sheet as an equity account. Under EITF 97-14, changes in the fair value of both the employer stock held in the rabbi trust and the deferred compensation obligation for those shares restricted from diversification and distribution are not recognized through earnings.

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

	Three months ended June 30, 2005	Nine months ended June 30, 2005

	(Restated)	(Restated)
Net income, as reported	$8,776	$35,116
Adjustments:
Stock-based compensation included in net income, net of tax effects	822	3,018
Stock-based compensation determined under fair value based method, net of tax effects	(1,271)	(4,838)

Pro forma net income	$8,327	$33,296

Per common share data:
Basic:
Net income as reported	$0.45	$1.78
Net income pro forma	$0.42	$1.69
Diluted:
Net income as reported	$0.44	$1.75
Net income pro forma	$0.42	$1.66

Stock Option Plan

GHC has a stock option plan that provides for the grant of incentive stock options and non-qualified stock options for officers, key employees and non-employee directors. A total of 1,500,000 shares of GHC common stock were reserved for issuance under the stock option plan, of which 53,000 were available for grant at June 30, 2006. The exercise price of each stock option equals 100% of the market price of GHC’s common stock on the date of grant and generally each stock option has a maximum term of 10 years. Stock options are generally subject to vesting, which means the optionee earns the right to exercise an increasing number of the shares underlying the option over a specific period of time only if he or she continues to provide services to GHC over that period. Options generally vest quarterly over three years and provide for accelerated vesting if there is a change in control of GHC, as defined in the option grant. GHC distributes newly issued common shares to satisfy its obligations under the stock option plan.

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

The weighted average fair value of stock options of $18.12 per share for options granted during the nine months ended June 30, 2006, was determined using the lattice-based binomial option pricing model with the following assumptions: expected volatility (46%), weighted average expected life (6.6 years), weighted average risk free rate of return (4.35%) and dividend yield (0.00%). There were no stock options granted during the nine months ended June 30, 2005. GHC believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair values of GHC stock options granted during the nine months ended June 30, 2006 and are consistent with those used in prior disclosures in the footnotes to the 2005 GHC Annual Report on Form 10-K/A for the year ended September 30, 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by GHC under SFAS 123R.

Changes to the stock option plan for the nine months ended June 30, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life

Outstanding at October 1, 2005	576,976	$23.71

Granted	547,000	37.80
Exercised	(142,619)	23.90	$2,953

Outstanding at June 30, 2006	981,357	31.54	15,537	8.67

Exercisable at June 30, 2006	340,307	$26.61	$7,064	8.03

No stock options were forfeited or expired during the nine months ended June 30, 2006. Cash received from stock option exercises totaled $3.3 million and $6.6 million in the nine months ended June 30, 2006 and 2005, respectively.

Back to Contents

The following table summarizes information about stock options outstanding at June 30, 2006:

	Stock Options Outstanding			Stock Options Exercisable

Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$20.00 - $29.99	436,441	7.62	$23.71	262,899	7.61	$23.73
$30.00 - $39.99	474,916	9.46	$36.40	77,408	9.46	$36.40
$40.00 - $49.99	70,000	9.88	$47.36	—	—	$—

The following table presents information regarding non-vested option activity during the nine months ended June 30, 2006:

	Non-Vested Number of Options	Weighted Average Grant-Date Fair Value

Non-vested at October 1, 2005	381,263	$13.53
Granted	547,000	18.12
Vested	(287,213)	14.25

Non-vested at June 30, 2006	641,050	$16.84

As of June 30, 2006, there was $7.7 million of total unrecognized compensation cost related to non-vested stock options granted under the plan. That cost is expected to be recognized over the remaining vesting periods as follows: $0.9 million for the remainder of fiscal 2006, $3.3 million in fiscal 2007, $3.2 million in fiscal 2008 and $0.3 million in fiscal 2009. The expected recognition of compensation expense could differ materially from these estimates as better information becomes available regarding the turnover trends of GHC’s plan participants and forfeiture assumptions are revised accordingly.

Stock Incentive Plan

GHC has a stock incentive plan that provides for the grant of restricted stock to certain GHC officers, directors and employees. The number of shares of common stock available for issuance under the 2003 stock incentive plan is 1,000,000, of which 86,474 shares were available for grant at June 30, 2006. Restrictions on the awards to GHC employees typically vest quarterly over a five year period from the date of grant such that the employee cannot sell or trade the restricted stock until it becomes vested. In fiscal 2004 and fiscal 2005, GHC made annual restricted stock grants of $95,000 worth of shares of its common stock to each of its seven non-employee directors. In the three months ended December 31, 2005, GHC made its fiscal 2006 annual grant of restricted shares to its seven non-employee directors each having a market value of $105,000. In April 2006, GHC made a grant of restricted shares to its lead director having a market value of $160,000 as consideration for the assumption of certain expanded responsibilities. All restricted stock grants made to non-employee directors vest on the earlier of three years from the date of grant or the date the director no longer serves as a member of the board. During the nine months ended June 30, 2006, GHC granted 169,051 restricted shares to employees with a weighted average grant date fair value of $40.93 per share. GHC distributes newly issued common shares to satisfy its obligations under the stock incentive plan.

GHC recognizes compensation expense ratably over each quarterly service period at the market value of GHC’s common stock on the grant date. GHC recorded compensation expense of $1.2 million and $4.0 million in the three and nine months ended June 30, 2006, respectively, for employee and director restricted stock grants compared to $0.8 million and $2.5 million in the three and nine months ended June 30, 2005, respectively.

Back to Contents

The following table presents non-vested restricted stock activity during the nine months ended June 30, 2006:

	Non-Vested Number of Shares	Weighted Average Grant-Date Fair Value

Non-vested at October 1, 2005	492,253	$22.32
Granted	189,886	41.15
Vested and Distributed	(110,699)	24.15
Forfeited	(1,924)	29.07

Non-vested at June 30, 2006	569,516	$25.37

As of June 30, 2006, there was $13.7 million of total unrecognized compensation cost related to future service periods for non-vested restricted stock granted. This unrecognized compensation cost is expected to be recognized over the remaining vesting periods as follows: $1.1 million for the remainder of fiscal 2006, $4.3 million in fiscal 2007, $4.3 million in fiscal 2008, $2.1 million in fiscal 2009, $1.2 million in fiscal 2010, and $0.7 million in fiscal 2011.

(10)	New Accounting Pronouncements

Variable Interest Entities

In April 2006, the FASB issued Staff Position No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” (FIN 46(R)-6). This latest interpretation will significantly change the way some companies identify VIEs and how they analyze whether to consolidate those they identify. The new requirements discuss how to distinguish between contracts or arrangements that create variability in an entity (i.e. its risks and rewards) and contracts or arrangements that are exposed to or reduce that variability (i.e. variable interests). FIN 46(R)-6 provides guidance on when to consolidate an entity based on exposure to risks and rewards, rather than voting control. It describes the characteristics of a VIE and how an entity that is involved in a VIE should determine whether it shares in the VIE’s risks and rewards extensively enough to be the VIE’s “primary beneficiary” and therefore to consolidate it. FIN 46(R)-6 is to be applied prospectively to all entities that the reporting enterprise first becomes involved with beginning the first day of the first reporting period that begins after June 15, 2006, or July 1, 2006 for GHC. The new requirements need not be applied to entities that have previously been analyzed under FIN 46(R) unless a reconsideration event occurs.

Accounting for Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS No. 143,” (FIN 47). This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated, even though uncertainty exists about the timing and / or method of settlement. Certain of GHC’s real estate assets contain asbestos. The asbestos is believed to be appropriately contained in accordance with environmental regulations. If these properties were demolished or subject to renovation activities that disturb the asbestos, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. FIN 47 is effective no later than the end of all fiscal years ending after December 15, 2005, or September 30, 2006 for GHC. GHC is in the process of identifying its conditional asset retirement obligations to determine whether it can reasonably estimate the timing and / or method of settlement, as well as the fair value of each obligation. If GHC can reasonably estimate the fair value of an obligation, it will need to recognize a liability for that obligation upon adoption of FIN 47 as a cumulative effect of a change in accounting principle no later than September 30, 2006. Until GHC completes its evaluation of potential asset retirement obligations, it cannot predict the impact of adoption on its consolidated financial statements.

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

Income Tax Uncertainties

In June 2006, the FASB issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, or October 1, 2007 for GHC, and the provisions of FIN 48 will be applied to all tax positions accounted for under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. GHC is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

Back to Contents

(11)	Commitments and Contingencies

GHC is a party to litigation and regulatory investigations arising in the ordinary course of business. Management does not believe the results of such litigation or regulatory investigations, even if the outcome is unfavorable, would have a material adverse effect on the results of operations, financial position or cash flows of GHC.

At June 30, 2006, GHC:

•	extended $3.9 million in working capital lines of credit to certain jointly owned and managed companies, including certain consolidated VIEs, of which $2.1 million was unused; and
•	posted $1.8 million of outstanding letters of credit to guarantee the performance to third parties of various trade activities.
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

The following tables present the unaudited condensed consolidating financial statements of GHC (Parent), the Guarantors and the Non-guarantors:

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

JUNE 30, 2006

(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Assets:
Current assets	$101,529	$244,187	$57,846	$(1,595)	$401,967
Property and equipment, net	27,601	779,912	42,183	—	849,696
Other long-term assets	105,633	22,281	78,472	(42,464)	163,922
Investments in subsidiaries	443,948	—	—	(443,948)	—
Intercompany receivables	434,872	—	—	(434,872)	—

Total assets	$1,113,583	$1,046,380	$178,501	$(922,879)	$1,415,585

Liabilities and shareholders’ equity:
Current liabilities	$42,996	$91,704	$47,911	$(5,027)	$177,584
Intercompany payables	—	427,811	7,061	(434,872)	—
Long-term debt	328,816	59,584	49,629	(2,728)	435,301
Other long-term liabilities	52,511	555	59,599	775	113,440
Shareholders’ equity	689,260	466,726	14,301	(481,027)	689,260

Total liabilities and shareholders’ equity	$1,113,583	$1,046,380	$178,501	$(922,879)	$1,415,585

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

SEPTEMBER 30, 2005

(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Assets:
Current assets	$150,087	$211,737	$57,154	$(563)	$418,415
Property and equipment, net	25,048	749,615	43,475	—	818,138
Other long-term assets	111,869	25,741	76,275	(37,738)	176,147
Investments in subsidiaries	423,262	—	—	(423,262)	—
Intercompany receivables	388,093	—	—	(388,093)	—

Total assets	$1,098,359	$987,093	$176,904	$(849,656)	$1,412,700

Liabilities and shareholders’ equity:
Current liabilities	$56,057	$98,202	$54,565	$(5,273)	$203,551
Intercompany payables	—	387,771	322	(388,093)	—
Long-term debt	338,780	59,185	54,883	(7,171)	445,677
Other long-term liabilities	52,709	177	61,546	(1,773)	112,659
Shareholders’ equity	650,813	441,758	5,588	(447,346)	650,813

Total liabilities and shareholders’ equity	$1,098,359	$987,093	$176,904	$(849,656)	$1,412,700

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006

(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$279	$456,341	$19,946	$(34,336)	$442,230
Equity in net income of subsidiaries	34,404	—	—	(34,404)	—
Operating expenses	34,956	380,211	17,652	(32,283)	400,536
Lease expense	468	4,949	28	—	5,445
Depreciation and amortization expense	3,277	11,979	587	—	15,843
Interest expense	4,383	1,089	1,126	(211)	6,387
Investment income	(1,147)	(2)	(1,029)	—	(2,178)

Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(7,254)	58,115	1,582	(36,246)	16,197
Income tax (benefit) expense	(15,931)	23,216	648	(1,374)	6,559

Income before equity in net income of unconsolidated affiliates and minority interests	8,677	34,899	934	(34,872)	9,638
Equity in net income of unconsolidated affiliates	1,070	—	—	(530)	540
Minority interests	—	—	—	(621)	(621)

Income from continuing operations	9,747	34,899	934	(36,023)	9,557
(Loss) income from discontinued operations, net of taxes	(61)	190	—	—	129

Net income	$9,686	$35,089	$934	$(36,023)	$9,686

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005

(IN THOUSANDS)

	(Restated)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$720	$432,221	$20,491	$(35,938)	$417,494
Equity in net income of subsidiaries	31,918	—	—	(31,918)	—
Operating expenses	33,036	357,796	24,265	(35,768)	379,329
Lease expense	347	5,092	28	—	5,467
Depreciation and amortization expense	2,479	10,778	571	—	13,828
Interest expense	4,554	1,015	1,114	(204)	6,479
Investment income	(773)	(1,194)	(843)	—	(2,810)

Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(7,005)	58,734	(4,644)	(31,884)	15,201
Income tax (benefit) expense	(15,024)	22,515	(1,952)	(41)	5,498

Income (loss) before equity in net income of unconsolidated affiliates and minority interests	8,019	36,219	(2,692)	(31,843)	9,703
Equity in net income of unconsolidated affiliates	757	—	—	(261)	496
Minority interests	—	—	—	(154)	(154)

Income (loss) from continuing operations	8,776	36,219	(2,692)	(32,258)	10,045
Loss from discontinued operations, net of taxes	—	(1,267)	(2)	—	(1,269)

Net income (loss)	$8,776	$34,952	$(2,694)	$(32,258)	$8,776

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2006

(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$1,509	$1,357,387	$67,932	$(110,168)	$1,316,660
Equity in net income of subsidiaries	97,148	—	—	(97,148)	—
Operating expenses	97,846	1,140,434	61,241	(107,409)	1,192,112
Lease expense	1,393	15,053	85	—	16,531
Depreciation and amortization expense	9,130	35,337	1,745	—	46,212
Interest expense	13,317	3,202	3,427	(704)	19,242
Investment income	(3,257)	(784)	(2,313)	—	(6,354)

Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(19,772)	164,145	3,747	(99,203)	48,917
Income tax (benefit) expense	(46,217)	66,632	1,540	(2,042)	19,913

Income before equity in net income of unconsolidated affiliates and minority interests	26,445	97,513	2,207	(97,161)	29,004
Equity in net income of unconsolidated affiliates	2,653	—	—	(1,144)	1,509
Minority interests	—	—	—	(1,439)	(1,439)

Income from continuing operations	29,098	97,513	2,207	(99,744)	29,074
Income (loss) from discontinued operations, net of taxes	93	(85)	109	—	117

Net income	$29,191	$97,428	$2,316	$(99,744)	$29,191

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2005

(IN THOUSANDS)

	(Restated)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$3,081	$1,322,299	$65,464	$(106,588)	$1,284,256
Equity in net income of subsidiaries	97,947	—	—	(97,947)	—
Operating expenses	88,147	1,107,719	66,653	(106,120)	1,156,399
Lease expense	1,184	15,638	94	—	16,916
Depreciation and amortization expense	6,849	30,814	1,769	—	39,432
Interest expense	16,314	3,040	3,475	(633)	22,196
Investment income	(2,350)	(2,121)	(2,402)	—	(6,873)

Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(9,116)	167,209	(4,125)	(97,782)	56,186
Income tax (benefit) expense	(41,172)	64,817	(2,039)	(444)	21,162

Income (loss) before equity in net income of unconsolidated affiliates and minority interests	32,056	102,392	(2,086)	(97,338)	35,024
Equity in net income of unconsolidated affiliates	3,060	—	—	(1,057)	2,003
Minority interests	—	—	—	(1,153)	(1,153)

Income (loss) from continuing operations	35,116	102,392	(2,086)	(99,548)	35,874
Loss from discontinued operations, net of taxes	—	(494)	(264)	—	(758)

Net income (loss)	$35,116	$101,898	$(2,350)	$(99,548)	$35,116

Back to Contents

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2006

(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Consolidated

Net cash (used in) provided by operating activities	$(130,465)	$173,627	$4,626	$47,788
Net cash used in investing activities	(10,081)	(63,946)	(24)	(74,051)
Net cash (used in) provided by financing activities	(52,675)	32,735	(1,153)	(21,093)

Net (decrease) increase in cash and equivalents	$(193,221)	$142,416	$3,449	$(47,356)

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2005

(IN THOUSANDS)

	(Restated)

	Parent	Guarantors	Non-guarantors	Consolidated

Net cash (used in) provided by operating activities	$(84,651)	$189,521	$8,703	$113,573
Net cash (used in) provided by investing activities	(3,490)	(41,927)	1,127	(44,290)
Net cash provided by (used in) financing activities	25,733	(96,391)	(7,616)	(78,274)

Net (decrease) increase in cash and equivalents	$(62,408)	$51,203	$2,214	$(8,991)

Back to Contents

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our material challenges and risks, including an analysis of industry trends and the effect of recent legislation on our operations, see “Risk Factors — Risks Related to Our Business” included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005. The following discussion and analysis of our results of operations and financial condition for the three and nine months ended June 30, 2006 and 2005 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, and the overview summarizing the key matters on which our management focuses in evaluating our financial condition and operating performance included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005.

Restatement of Unaudited Condensed Consolidated Financial Statements

Prior to filing the Quarterly Report on Form 10-Q for the three and six months ended March 31, 2006, certain accounting errors were identified requiring the restatement of our previously issued consolidated financial statements.

Our policy with respect to discounting self-insured outstanding losses and loss expenses for both general and professional liability and workers’ compensation liability claims was reassessed, and it was determined that such discounting was not in accordance with U.S. generally accepted accounting principles. In connection with the evaluation of our accounting for self-insurance loss reserves, we also identified an accounting error that, upon correction, resulted in an increase to self-insurance loss reserves and related expenses of $2.4 million in fiscal 2004 and corresponding decreases in fiscal 2005.

We reassessed whether certain of the transaction structures of our jointly owned and managed facilities create variable interest entities (VIEs) and whether we are the primary beneficiary of the VIEs, within the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) 51” ( FIN 46). Upon re-examination of the interests at January 1, 2003 of all parties associated with all 12 of our previously unconsolidated jointly owned and managed facilities, we have concluded that nine of the transaction structures are or were VIEs, seven of which we are the primary beneficiary. Of these seven, we subsequently acquired 100% of the interests of one of the VIEs (the acquired VIE) and the conditions that caused one of the facilities to be a VIE were extinguished in May 2004 (the former VIE). Consequently, we consolidate the financial statements of five previously unconsolidated VIEs beginning January 1, 2003, the acquired VIE from January 1, 2003 through December 31, 2004 and the former VIE from January 1, 2003 through May 31, 2004.

Also, as disclosed in our previously issued Annual Report on Form 10-K, prior to restatement, for the fiscal year ended September 30, 2005, certain additional errors were identified and corrected by us in our fiscal 2005 consolidated financial statements. These errors involved accounting for operating lease expense on a straight-line basis, the classification of certain leases, accounting for our stock held in a deferred compensation plan, the useful lives assigned to certain fixed assets and unaccrued costs resulting from errors in purchasing cut-off. Based upon an evaluation conducted in fiscal 2005, we previously concluded that the errors were not material to our consolidated financial statements taken as a whole and adjusted for the errors in the period such errors were identified.

Our previously issued unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2005 have been restated herein to correct all of the errors previously described. These corrections, along with certain other immaterial errors that were identified and corrected in the appropriate periods, are illustrated in more detail under note 1 – “Organization and Basis of Presentation – Principals of Consolidation and Restatement of Unaudited Condensed Consolidated Financial Statements,” to the unaudited condensed consolidated financial statements included herein.

Back to Contents

Revenue Sources

We receive revenues from Medicare, Medicaid, private insurance, self-pay residents and other third-party payors. Our rehabilitation therapy services and other service related businesses also receive revenues from skilled nursing facilities that utilize our services.

The sources and amounts of our revenues are determined by a number of factors, including bed capacity and occupancy rates of our skilled nursing centers, the mix of patients and the rates of reimbursement among payors. Likewise, payment for ancillary medical services, including services provided by our rehabilitation therapy services business, vary based upon the type of payor and payment methodologies. Changes in these and other factors could significantly affect our profitability.

On July 27, 2006, the Centers for Medicare and Medicaid Services (CMS) released the final fiscal 2007 skilled nursing facility prospective payment rules. Effective October 1, 2006, the current skilled nursing facility prospective payment rates will increase by a 3.1% annual inflation factor. The new prospective payment rules also include revisions to geographic wage index factors, which also influence overall Medicare payment rates. We have not yet quantified the impact of the wage index factors to our overall Medicare payment rates effective October 1, 2006.

On July 28, 2005, CMS released the final fiscal 2006 skilled nursing facility prospective payment rules, including refinement to the resource utilization group (RUG) classification system (RUGs refinement). Effective January 1, 2006, the rules established nine new payment classifications, altered the case-mix weights for the remaining 44 RUG payment categories and adjusted upward the nursing component of most RUG payment categories. Excluding an additional 3.1% annual inflation factor, and after considering the distribution of our Medicare patient population under the new system, we previously expected RUGs refinement to reduce our Medicare payment rates approximately $9 per patient day beginning January 1, 2006. However, as a result of continuing shifts in the mix of our Medicare admissions toward higher acuity cases, and a higher percentage of patients qualifying for the new nine RUG categories than initially projected, our average Medicare payment rate increased approximately $5 per patient following the January 1, 2006 implementation of RUGs refinement.

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

By law, Medicare reimbursement for physician and non-physician professional services (including Medicare Part B physical therapy, speech pathology and occupational therapy services) are based on fee schedules. In November 2005, CMS published final payment rules for calendar year 2006 implementing a 4.4% reduction in fee schedules. Through the DRA, Congress restored fee schedules to their calendar year 2005 level. Once the legislation was signed into law, CMS issued instructions to its contractors rescinding the rate reduction and restoring the Medicare Part B fee schedules consistent with calendar year 2005 fee schedules retroactive to January 1, 2006. On April 7, 2006, CMS released a press statement indicating that it anticipates calendar year 2007 physician fee schedules will be reduced by 4.6% effective January 1, 2007. We anticipate Congress to consider changes in the fee schedule formula later this year before it adjourns. In late June 2006, CMS issued proposed changes to payment rules for physician and non-physician services. The proposed payment rules define the methodology for payment of most Medicare Part B services. The comment period on these proposed rules will extend through August 21, 2006. Final calendar year 2007 physician payment rules and confirmation of the calendar year 2007 rate structure are expected to be published by November 1, 2006. We are unable to predict the outcome of final rules and their impact on our financial condition and results of operations, if any.

Back to Contents

In February 2006, the White House transmitted to Congress the proposed fiscal 2007 federal budget. Preliminary evaluation suggests that the President recommends curtailing the growth of outlays for Medicare and Medicaid. The 2007 budget also proposes legislative changes in Medicaid that would reduce federal Medicaid matching funding by $1.5 billion over five years as well as regulatory changes that would reduce federal funding by an additional $12.2 billion over five years. A substantial majority of these changes could result in costs being shifted to the states. Both chambers of the Congress have begun consideration of their versions of the federal budget. At this time, we have insufficient information to predict the eventual outcome of Congressional considerations.

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

Medicaid funding is set annually. States have completed legislative actions on their fiscal year 2007 budgets. While the rate changes for states may vary, we expect our average Medicaid rate per patient day to increase approximately 2.5% to 3.5%.

Among the alternative Medicaid funding approaches that states have explored, and in many states implemented, are nursing home provider assessments as tools for leveraging increased Medicaid matching funds. Such initiatives are authorized under the law. Provider assessment plans generate additional federal matching funds to the states for Medicaid reimbursement purposes, and implementation of a provider assessment plan requires approval by CMS in order to qualify for federal matching funds. These plans usually take the form of a bed tax or a quality assessment fee, which is imposed uniformly across classes of providers within the state. In turn, the state generally utilizes the additional federal matching funds generated by the tax to pay increased reimbursement rates to the providers, which often include a repayment of a portion of the provider tax based on the provider’s percentage of Medicaid patients. Nursing home provider assessments have been implemented in nine states where we operate (Massachusetts, West Virginia, Rhode Island, North Carolina, New Hampshire, Vermont, Pennsylvania, New Jersey and Connecticut). Of these nine states, all but one has provider assessment taxes of 6%.

As indicated above, the President’s proposed fiscal 2007 federal budget recommended spending reductions for both Medicare and Medicaid. One of the specific changes advanced by the President is a change in current law to phase-down the level of Federal matching under Medicaid for provider assessments. Current regulations permit states to receive federally matched funds for up to 6% of aggregate outlays for state Medicaid nursing home services. The President’s federal budget proposes to reduce the acceptable percentage to 3%. A similar proposal was submitted in the fiscal year 2006 proposed federal budget and rejected by the Congress. The Secretary of Health and Human Services has affirmed that rather than to wait for the Congress to make this policy change, the Department is considering implementing the provider assessment changes through the administrative process. Given the initial 6% was set by regulation rather than law, the agency appears to have authority to implement such a change. Because of the potential negative impact of the change, there has been considerable opposition to this reduction from certain members of the Congress, Governors and trade organizations. We are unable to predict the outcome of this proposal and its impact on our financial condition and results of operations.

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

Back to Contents

Under the DRA, states may be allowed to reduce the benefits provided to certain Medicaid enrollees, which could affect the services that states contract for with us. On July 12, 2006 CMS issued interim final regulations implementing the requirement that Medicaid recipients must be able to show proof of citizenship. We are unable to predict the outcome of these potential changes and their impact on our financial condition and results of operations, if any.

The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. Among the ideas receiving active consideration in the Congress are revisions to the federal budget process that would establish an Entitlement Commission empowered to alter future outlays for all entitlement programs including Medicare and Medicaid. It is impossible to predict the outcome of the legislative and regulatory processes. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation and regulation will have on us. It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or other governmental initiatives on our business and the business of the customers served by our rehabilitation services business. Accordingly, there can be no assurance that the impact of any future healthcare legislation or regulation will not further adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations will be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Significant Transactions and Events

Lease and Purchase Option Agreements

In May 2006, we announced that we signed an agreement to enter into lease and purchase option agreements with an unrelated provider of long-term care that operates 11 facilities with a combined total of approximately 970 skilled nursing and assisted living facility beds located in the State of Maine. The most significant terms of the transaction assume we will enter into 11 separate agreements to lease the facilities over a 10-year term, with two five year renewal options. We will also obtain an option to purchase all 11 properties in 2026 for $53.0 million. We expect to account for the transaction as a capital lease. We would pay approximately $16.0 million of cash consideration and the related capital lease obligation is expected to approximate $40.0 million. The 11 facilities currently generate approximately $65.0 million of annual revenue. The closing of the transaction, which is expected to occur in the last calendar quarter of 2006, is subject to receipt of regulatory approvals and various other customary conditions. Accordingly, no assurances can be given that the transaction will be consummated or, if it is, what the final terms will be or what its ultimate impact will be on our financial condition or results of operations.

Share Repurchase

In April 2006, our board of directors authorized the repurchase of up to $150.0 million of our common stock, with such repurchases to take place at our management’s discretion and/or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market and in privately negotiated transactions, subject to any covenants or restrictions contained in agreements governing our indebtedness. Repurchases of common stock are restricted by our debt agreements, the most restrictive of which is our 8% senior subordinated notes. Such restrictions preclude repurchases of common stock above 50% of our net income since July 1, 2003. After considering common stock repurchases made to date and other repurchase provisions, our maximum common stock repurchasing capacity at June 30, 2006 was $19.4 million. In total, 1,075,745 shares of common stock have been repurchased under current and past common stock repurchase programs at a cost of $42.8 million, of which 288,408 shares at a cost of $10.7 million were repurchased during the nine months ended June 30, 2006.

Back to Contents

Debt Repurchase

In February 2005, our board of directors authorized the repurchase of a portion of our 8% senior subordinated notes due 2013 from time to time in the open market commencing in March 2005. There were $79.1 million of 8% senior subordinated notes repurchased through June 30, 2006, of which $8.2 million were repurchased in the nine months ended June 30, 2006. The total debt repurchases made to date resulted in prepayment premium charges of $7.9 million and the write-off of unamortized deferred financing fees and other fees of $3.0 million. These charges, along with the write-off of unamortized deferred financing fees, are collectively included in loss on early extinguishment of debt in the unaudited condensed consolidated statements of operations, were $0.6 million and $0.8 million, respectively, in the three and nine months ended June 30, 2006, and $6.9 million and $11.8 million, respectively, in the three and nine months ended June 30, 2005.

Purchase of Joint Venture Interests

In December 2005, we deposited into escrow $4.1 million to acquire all of our joint venture partners’ interests in three skilled nursing facilities located in the State of West Virginia having a combined 208 beds. We owned a 50% interest in and manage the operations of each of the three facilities, but upon completion of the transaction on June 1, 2006 own 100% of each facility and consolidate the related revenues, expenses and net assets. In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (FIN46), we had already consolidated the financial statements of one of the facilities and recorded minority interest to reflect our joint venture partners’ interests. The combined annual revenues and pre tax income of the two unconsolidated facilities was approximately $10.0 million and $1.2 million, respectively.

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

In January 2005, CMS approved the Pennsylvania provider assessment. The Pennsylvania provider assessment, which was retroactive to July 1, 2003 and will expire on June 30, 2007, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the Pennsylvania provider assessment resulted in increased revenue and net income of $42.0 million and $3.7 million, respectively, in the quarter ended March 31, 2005, of which $30.9 million of revenue and $3.3 million of net income related to periods prior to fiscal 2005.

In February 2005, CMS approved the New Jersey provider assessment. The New Jersey provider assessment, which was retroactive to July 1, 2004 and will expire on June 30, 2008, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the New Jersey provider assessment resulted in increased revenue and net income of $12.8 million and $1.8 million, respectively, in the quarter ended March 31, 2005, of which $4.3 million of revenue and $0.6 million of net income related to periods prior to fiscal 2005.

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

Generally, the approach in SFAS 123R to stock-based payment accounting is similar to SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation cost in the statement of operations at their fair values. Pro forma disclosure is no longer an alternative under SFAS 123R.

Back to Contents

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

We recorded stock-based compensation expense for the three and nine months ended June 30, 2006 and 2005 as follows (in thousands):

	Three months ended		Nine months ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Stock options	$1,678	$—	$3,215	$—
Stock incentive plan	1,214	846	4,045	2,538
Stock held in deferred compensation plan	714	524	1,502	2,492

Total stock-based compensation before income taxes	3,606	1,370	8,762	5,030

Income tax benefit	(1,442)	(548)	(3,505)	(2,012)

Total stock-based compensation after income taxes	$2,164	$822	$5,257	$3,018

The adoption of SFAS 123R is expected to reduce fiscal 2006 diluted earnings per share approximately $0.11. As of June 30, 2006, there was $7.7 million of total unrecognized compensation cost related to non-vested stock options granted under our stock option plan, which is expected to be recognized over the remaining vesting periods as follows: $0.9 million for the remainder of fiscal 2006, $3.3 million in fiscal 2007, $3.2 million in fiscal 2008 and $0.3 million in fiscal 2009. The expected recognition of compensation expense could differ materially from these estimates as better information becomes available regarding the turnover trends of our plan participants and forfeiture assumptions are revised accordingly. As of June 30, 2006, there was $13.7 million of total unrecognized compensation cost related to future service periods for non-vested restricted stock granted under the stock incentive plan, which is expected to be recognized over the remaining vesting periods as follows: $1.1 million for the remainder of fiscal 2006, $4.3 million in fiscal 2007, $4.3 million in fiscal 2008, $2.1 million in fiscal 2009, $1.2 million in fiscal 2010, and $0.7 million in fiscal 2011.

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

Back to Contents

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

We use EBITDA primarily as a performance measure and believe that the GAAP financial measure most directly comparable to EBITDA is net income. We use EBITDA as a measure to assess the relative performance of our eldercare properties and our other operating businesses, as well as the employees responsible for operating such businesses. EBITDA is useful in this regard because it does not include such costs as interest expense, income taxes and depreciation and amortization expense which may vary from business unit to business unit depending upon such factors as the method used to finance the original purchase of the business unit or the tax law in the state that a business unit operates. By excluding such factors when measuring financial performance, many of which are outside of the control of the employees responsible for operating our business units, management is better able to evaluate the operating performance of the business unit and the employees responsible for business unit performance. Consequently, management uses EBITDA to determine the extent to which our employees have met performance goals, and therefore may or may not be eligible for incentive compensation awards.

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

EBITDA should be considered in addition to, not as substitutes for, or superior to, GAAP financial measures.

	Three months ended June 30,		Nine months ended June 30,

(in thousands)	2006	2005	2006	2005

		(Restated)		(Restated)
Net income	$9,686	$8,776	$29,191	$35,116
Add back: (Income) loss from discontinued operations, net of taxes	(129)	1,269	(117)	758
Equity in net income of unconsolidated affiliates	(540)	(496)	(1,509)	(2,003)
Minority interests	621	154	1,439	1,153
Income tax expense	6,559	5,498	19,913	21,162
Interest expense	6,387	6,479	19,242	22,196
Depreciation and amortization expense	15,843	13,828	46,212	39,432

EBITDA	$38,427	$35,508	$114,371	$117,814

Back to Contents

Factors Affecting Comparability of Financial Information

In March 2005, we recognized revenues and operating expenses resulting from the approval of retroactive provider assessments. See — “Significant Transactions and Events — Prior Year Recognition of Pennsylvania and New Jersey Provider Assessments” included herein.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

In the current quarter, revenues were $442.2 million, an increase of $24.7 million, or 5.9%, over the same period in the prior year. Inpatient services revenue increased by $21.4 million while external rehabilitation therapy services revenue increased by $4.2 million and external other businesses revenue decreased by $0.9 million.

The inpatient services segment revenue increase was primarily due to increased payor rates. In the aggregate, payor rates increased by $13.9 million versus the prior year with $8.1 million of such increase occurring in the Medicare payor category. Medicare rates increased by 8.1% due to the October 1, 2005 upward Medicare rate adjustment of 3.1%, higher Medicare patient acuity levels and the positive impact of the Medicare program’s RUGs refinement reimbursement regulations that took effect on January 1, 2006. Approximately $3.4 million of payor rate increases occurred in the Medicaid payor category of which $1.9 million was due to newly implemented provider tax assessments in Connecticut. The prior year quarter contained no provider tax assessments in Connecticut. Medicaid revenue settlements and adjustments decreased by $4.4 million versus the prior year quarter. The $5.9 million balance of Medicaid rate increases, which equate to a 3.0% increase, resulted from both increased acuity levels and legislated increases. Increases in private pay and insurance rates of 5.2% and 1.5%, respectively, were the primary reasons for the $2.4 million remainder of the overall rate increase. Approximately $0.9 million of the overall revenue increase was due to the step acquisition of two previously unconsolidated eldercare centers, which we previously jointly owned and managed. We purchased our joint venture partners’ ownership interest in the centers and, beginning in June 2006, we owned and consolidated 100% of the operations. Overall occupancy, including the 0.9% increase in occupancy resulting from 206 licensed beds being taken out of service over the past 12 months, increased to 90.9% in the current quarter from 89.4% in the same period in the prior year, resulting in a $4.3 million revenue increase. Total patient days increased 21,552 to 1,730,671 in the current year quarter compared to 1,709,119 in the same period of the prior year. Of the total increase in patient days, 3,605 days was attributed to the step acquisitions of two eldercare centers with the 17,947 patient day balance of the increase attributed to occupancy growth at our same facility centers which were included in both reporting periods. Remaining net revenue increases of $2.3 million were primarily due to increased Medicare Part B volume and other revenues.

The $4.2 million increase in external rehabilitation therapy services revenue resulted from net increased business volume of $4.5 million from new and existing contracts partially offset by a net $0.3 million decline primarily resulting from revenue mix caused by Medicare Part B revenues representing a lower percentage of overall revenues in the current year quarter versus the same period in the prior year.

The $0.9 million decrease in other business revenue was the net result of $0.5 million of revenue decreases primarily resulting from decreased external business volume in our non-core hospitality and staffing services businesses and a $0.4 million decrease resulting from decreased billing for certain shared services to our former parent company prior to our spin-off, partially offset by $0.8 million of increased external business volume in our respiratory health services business.

Back to Contents

For the current year quarter, net income increased to $9.7 million from $8.8 million in the same period in the prior year. The increase in net income resulted from revenue increases of $24.7 million, as previously discussed, partially offset by $14.9 million of increased salaries, wages and benefits and $9.3 million of increased other operating expenses. The $14.9 million of increased salaries, wages and benefits was due to normal inflationary growth in wage and benefits in both our inpatient services segment and rehabilitation therapy services segment, increased occupancy within our inpatient segment, increased inpatient nursing hours per patient day resulting from servicing higher acuity patients and increased rehabilitation therapy services business volume. Of the $9.3 million increase in other operating expenses, $1.3 million was attributed to the recognition of newly implemented provider assessment taxes in Connecticut, $2.5 million was due to provider assessment tax increases in other states (primarily Pennsylvania and New Jersey), $2.8 million was attributed to an increase in pharmacy and medical supply costs incurred to treat a higher acuity patient population, $0.9 million was due to increased natural gas and electricity costs and $0.3 million was due to the step acquisition of two previously unconsolidated eldercare centers. These increases were offset by approximately $0.3 million of reduced costs attributed to the replacement of higher cost temporary agency nurses with internally employed nurses. The balance of the increase in other operating expenses of approximately $1.8 million was largely attributed to normal inflationary increases in cost. The provision for losses on accounts and notes receivable was comparable to the prior year period, decreasing by $0.1 million. General and administrative costs increased by $3.4 million primarily due to increased payroll costs resulting from both wage inflation and additional resources to support multiple operational and system improvement initiatives and incremental stock-based compensation associated with the October 1, 2005 adoption of SFAS 123R. Net income was further reduced by increases in depreciation and amortization expense, income tax expense, lower earnings of less than 100% owned subsidiaries and reduced investment income, as further discussed below. Net income was increased due to lower early extinguishment of debt costs, interest expense and increased income from discontinued operations, each of which is further discussed below.

For the current quarter, EBITDA increased $2.9 million to $38.4 million compared with $35.5 million in the same period of the prior year. Inpatient services EBITDA decreased $1.6 million, of which $0.9 million was due to increased natural gas and electricity costs, $2.8 million was due to an increase in pharmacy and medical supply costs incurred to treat a higher acuity patient population and $4.4 million was due to decreased Medicaid revenue settlements and adjustments, partially offset by $0.1 million due to the step acquisition of two previously unconsolidated eldercare centers and $0.6 million of provider tax assessments in Connecticut. The prior year quarter contained no provider tax assessments in Connecticut. The remaining $5.8 million increase resulted from the previously discussed other increases in payor rates, increased Medicare Part B volume, increased occupancy levels and reduced utilization of agency labor offset by the impact of increased nursing hours per patient day, provider assessment tax expense increases in other states (primarily Pennsylvania and New Jersey) and inflationary increases in cost. The rehabilitation services segment combined external and intersegment revenues increased by $7.2 million, while EBITDA as a percentage of combined external and intersegment revenues (EBITDA margin) increased to 6.6% of revenues in the current quarter from 6.0% in the same period in the prior year. Consequently EBITDA of the rehabilitation services segment increased by $0.8 million in total, of which $0.3 million was due to margin expansion with the remaining $0.5 million of increased EBITDA generated by increased revenues. The margin expansion of $0.3 million primarily resulted from increased therapist productivity, partially offset by increased rates for both internal wages and temporary agencies and the decline in revenue mix as discussed above. The increase in rates for both internal wages and temporary agencies was primarily driven by high market demand for a limited pool of qualified therapists. Decreased loss on early extinguishment of debt in the current quarter increased EBITDA by $6.3 million, with the current quarter loss of $0.6 million primarily resulting from the write-off of deferred financing fees and other costs related to the repayment of $6.2 million of 8% subordinated debt. The $6.9 million recognized in the prior year quarter was comprised of $1.5 million of write-offs of unamortized financing fees on the repayment of 8% subordinated debt and $0.4 million of commissions paid relative to such debt retirement, with the remaining $5.0 million of debt extinguishment charges resulting from prepayment premiums on the repaid 8% subordinated debt. The remaining decrease in EBITDA of $2.6 million in all other services and corporate costs was principally due to increased payroll costs resulting from both wage inflation and additional costs to support our operational improvement and system initiatives and incremental stock-based compensation associated with the October 1, 2005 adoption of SFAS 123R.

Capital Costs and Other

Depreciation and amortization expense increased by $2.0 million to $15.8 million in the current quarter compared to $13.8 million for the same period in the prior year. The increase was primarily attributed to additional depreciation expense on incremental capital additions, principally in computer hardware related to the deployment of new computer systems.

Interest expense decreased $0.1 million in the current quarter to $6.4 million, compared to $6.5 million for the same period in the prior year, principally due to repurchases of our 8% senior subordinated notes.

Investment income decreased by $0.6 million in the current quarter to $2.2 million compared to the same period in the prior year. Investment income was reduced by lower investment earnings on assets held in our rabbi trust, offset by overall higher interest income on cash and short-term investments.

Back to Contents

Our effective tax rate approximated 40.7% for the quarter ended June 30, 2006. The rate was adversely impacted by the lapsing of certain jobs-related tax credit provisions at December 31, 2005, which increased our effective tax rate for fiscal 2006 by almost 1%. Income tax expense in the prior year quarter was estimated using an effective tax rate of approximately 39.8%, which was then offset by the recognition of certain tax credits retroactive to our fiscal 2004. Income tax expense includes the provision of taxes on both equity in net income of unconsolidated affiliates and minority interests.

Operating results of our less than 100% owned subsidiaries resulted in a net combined decrease in equity in net income of unconsolidated affiliates and minority interests of $0.4 million in the current year quarter as compared to the same period in the prior year.

Income (loss) from discontinued operations, net of taxes, was $0.1 million in the current quarter versus a loss of $(1.3) million in the prior year quarter. The improvement was primarily due to more favorable claims development recognized on self-insured Florida liability policies in the current year quarter combined with certain asset write-downs recognized in the prior year quarter.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

In the current year to date period, revenues were $1,316.7 million, an increase of $32.4 million, or 2.5%, over the same period in the prior year. Of this growth, inpatient services revenue increased by $24.0 million, external rehabilitation therapy services revenue increased by $11.0 million and other businesses revenue decreased by $2.6 million.

The $24.0 million of revenue growth in our inpatient services segment is net of $35.2 million of New Jersey and Pennsylvania provider tax assessments recognized in the prior year to date period that pertained to prior periods. Exclusive of the retroactive provider assessments, revenues increased by $59.2 million primarily due to increased payor rates. In the aggregate, payor rates increased by $44.7 million versus the prior year with $23.3 million of such increase occurring in the Medicare payor category. Medicare rates increased by 7.8% due to the October 1, 2005 upward Medicare rate adjustment of 3.1%, higher Medicare patient acuity levels and the positive impact of the Medicare program’s RUGs refinement reimbursement regulations that took effect on January 1, 2006. Approximately $13.3 million of payor rate increases occurred in the Medicaid payor category of which $5.7 million was due to newly implemented provider tax assessments in Connecticut. The prior year to date period contained no provider tax assessments in Connecticut. Medicaid revenue settlements and adjustments decreased by $6.1 million versus the prior year to date period. The $13.7 million balance of Medicaid rate increases, which equate to a 2.3% increase, resulted from both increased acuity levels and legislative increases. Increases in private and insurance rates of 4.7% and 3.8%, respectively, were the primary reasons for the $8.1 million remainder of the overall rate increase. Approximately $0.9 million of the overall revenue increase was due to the step acquisition of two previously unconsolidated eldercare centers, which we previously jointly owned and managed. We purchased our joint venture partners’ ownership interest in the centers and, beginning in June 2006, we own and consolidate 100% of the operations. Overall occupancy, including the 0.9% increase in occupancy resulting from 206 licensed beds being taken out of service over the past 12 months, increased to 91.4% in the current year to date period from 90.0% in the same period in the prior year, resulting in an $8.6 million revenue increase. Total patient days increased 34,030 to 5,195,930 in the current year to date period compared to 5,161,900 in the same period of the prior year. Of the total increase in patient days, 3,605 days was attributed to the step acquisitions of two eldercare centers with the 30,425 patient day balance of the increase attributed to occupancy growth at our same facility centers which were included in both reporting periods. Remaining net revenue increases of $5.0 million were primarily due to increased Medicare Part B volume and other revenues.

The $11.0 million increase in external rehabilitation therapy services revenue resulted from net increased business volume of $13.0 million from new and existing contracts partially offset by a net $2.0 million decline primarily resulting from a decline in revenue mix caused by Medicare Part B revenues representing a lower percentage of overall revenues in the current year to date period versus the same period in the prior year.

The $2.6 million decrease in other business revenue was the net result of $1.8 million of revenue decreases primarily resulting from decreased external business volume in our non-core hospitality and staffing services businesses and a $1.4 million decrease resulting from decreased billing for certain shared services to our former parent company prior to our spin-off, with the remaining net $0.6 million increase primarily resulting from increased external business volume in our respiratory health services business.

Back to Contents

For the current year to date period, net income decreased to $29.2 million from $35.1 million in the same period in the prior year. A $41.2 million increase in salaries, wages and benefits was partially offset by the previously discussed revenue increases of $32.4 million as well as $5.4 million of decreased other operating expenses. Of the $41.2 million of increased salaries, wages and benefits, approximately $1.6 million was attributed to the replacement of higher cost temporary agency nurses with internally employed nurses, with the balance of the increase due to normal inflationary growth in wage and benefits in both our inpatient services segment and rehabilitation therapy services segment, increased occupancy within our inpatient segment, increased inpatient nursing hours per patient day resulting from servicing higher acuity patients and increased rehabilitation therapy services business volume. The $5.4 million of decreased other operating expenses was net of the $28.8 million retroactive portion of New Jersey and Pennsylvania provider assessment taxes recognized in the prior year to date period that pertained to prior periods. Exclusive of retroactive provider taxes, other operating expenses increased by $23.4 million. Of the $23.4 million increase, $3.8 million was attributed to the recognition of newly implemented provider assessment taxes in Connecticut, $2.2 million was due to provider assessment tax increases in other states, $5.7 million was attributed to an increase in pharmacy and medical supply costs incurred to treat a higher acuity patient population, $3.6 million was due to increased natural gas and electricity costs and $0.3 million was due to the step acquisition of two previously unconsolidated eldercare centers. These increases were offset by approximately $2.1 million of reduced costs attributed to the replacement of higher cost temporary agency nurses with internally employed nurses. The balance of the increase in other operating expenses of approximately $9.9 million was largely attributed to normal inflationary increases in cost. The provision for losses on accounts receivable and notes receivable increased by $0.9 million as compared with the same period in the prior year primarily due to increased expense in our inpatient segment. General and administrative costs increased by $10.1 million primarily due to increased payroll costs resulting from both wage inflation and additional resources to support multiple operational improvement and system initiatives, incremental stock-based compensation associated with the October 1, 2005 adoption of SFAS 123R. Net income was further reduced from increases in depreciation and amortization expense, lower earnings of less than 100% owned subsidiaries and reduced investment income, each of which is further discussed below. Net income increased due to lower early extinguishment of debt costs, interest expense, lease expense, income tax expense and higher after-tax gains from discontinued operations, each of which is further discussed below.

For the current year to date period, EBITDA decreased $3.4 million to $114.4 million compared with $117.8 million in the same period of the prior year. Inpatient services EBITDA decreased $7.4 million, of which $6.4 million was due to the retroactive New Jersey and Pennsylvania provider tax assessments recognized in the prior year to date period that pertained to prior periods, $3.6 million was due to increased natural gas and electricity costs, $5.7 million was due to an increase in pharmacy and medical supply costs incurred to treat a higher acuity patient population and $6.1 million was due to decreased Medicaid revenue settlements and adjustments, partially offset by $0.1 million due to the step acquisition of two previously unconsolidated eldercare centers and $1.8 million of provider tax assessments in Connecticut. The prior year to date period contained no provider tax assessments in Connecticut. The remaining $12.5 million increase resulted from the previously discussed other increases in payor rates, increased Medicare Part B volume, increased occupancy levels and reduced utilization of agency labor offset by the impact of increased nursing hours per patient day, provider assessment tax expense increases in other states, increased provision for losses on accounts and notes receivable and inflationary increases in cost. The rehabilitation services segment combined external and intersegment revenues increased by $18.5 million, while EBITDA as a percentage of combined external and intersegment revenues (EBITDA margin) decreased to 6.8% of revenues in the current year to date period from 7.0% in the same period in the prior year. Consequently, rehabilitation services EBITDA increased by $1.0 million versus the same period in the prior year due to $1.2 million of increased EBITDA generated by increased revenues offset by a $0.2 million decrease resulting from EBITDA margin contraction. The margin contraction of $0.2 million primarily resulted from the decline in revenue mix as discussed above and increased rates for both internal wages and temporary agencies partially offset by an increase in therapist productivity in the current year to date period versus the same period in the prior year. The increase in rates for both internal wages and temporary agencies was primarily being driven by high market demand for a limited pool of qualified therapists. Decreased loss on early extinguishment of debt in the current year to date period increased EBITDA by $11.0 million, with the current year to date period loss of $0.8 million primarily resulting from the write-off of deferred financing fees and other costs related to the repayment of $8.2 million of 8% subordinated debt. Of the $11.8 million loss on early extinguishment of debt recognized in the prior year to date period, $0.4 million was due to the write-off of unamortized financing fees for several repaid mortgages, $1.3 million was due to the full write-off of unamortized financing fees for the term loan component of our senior credit facility, $2.3 million was due to the write-off of unamortized financing fees from the repayment of 8% subordinated debt, $0.4 million was due to commissions paid relative to the 8% subordinated debt, with the remaining $7.4 million of debt extinguishment charges resulting from prepayment premiums on the repaid 8% subordinated debt. The remaining decrease in EBITDA of $8.0 million in all other services and corporate costs was principally due to increased payroll costs resulting from both wage inflation and additional costs to support our operational improvement and system initiatives and incremental stock-based compensation associated with the October 1, 2005 adoption of SFAS 123R.

Back to Contents

Capital Costs and Other

Lease expense decreased by $0.4 million primarily due to the January 2005 acquisition of the land and building of a skilled nursing facility that we previously leased.

Depreciation and amortization expense increased by $6.8 million to $46.2 million in the current year to date period compared to $39.4 million for the same period in the prior year. The increase is primarily attributed to additional depreciation expense on incremental capital additions, principally in computer hardware related to the deployment of new computer systems.

Interest expense decreased $3.0 million in the current year to date period to $19.2 million, compared to $22.2 million for the same period in the prior year, due to repurchases of our 8% senior subordinated notes and the restructuring of our debt portfolio in the quarter ended March 31, 2005 resulting in a decline in our overall weighted average interest rate.

Investment income decreased $0.5 million to $6.4 million in the current year to date period compared to $6.9 million for the same period in the prior year. Investment income was reduced by lower investment earnings on assets held in our rabbi trust, offset by higher interest income on cash and short-term investments.

Our effective tax rate approximated 40.6% for the year to date period ended June 30, 2006. The rate was adversely impacted by the lapsing of certain jobs-related tax credit provisions at December 31, 2005, which increased our effective tax rate for fiscal 2006 by almost 1%. If the credit provisions were reinstated retroactively, we would expect our full fiscal year effective tax rate to approximate 40%. Income tax expense in the prior year to date period was estimated using an effective tax rate of approximately 39.8%, which was then offset by the recognition of certain tax credits retroactive to our fiscal 2004. Income tax expense includes the provision of taxes on both equity in net income of unconsolidated affiliates and minority interests.

Operating results of our less than 100% owned subsidiaries in the current year to date period declined compared to the same period in the prior year, resulting in a combined decrease of $0.8 million in equity in net income of unconsolidated affiliates and minority interests.

Income (loss) from discontinued operations, net of taxes, was $0.1 million in the current year to date period versus a loss of $(0.8) million in the prior year to date period. The improvement is primarily due to more favorable claims development recognized on self-insured Florida liability policies in the current year to date period combined with certain asset write-downs recognized in the prior year quarter.

Liquidity and Capital Resources

Working Capital and Cash Flows

Reference to our unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows will facilitate an understanding of the discussion that follows.

Our primary source of cash inflows comes from government funded programs, principally Medicaid and Medicare. Our operating cash flow has been used to finance trade accounts receivable, fund capital expenditures, service and repurchase our indebtedness and repurchase our common stock, and make selective acquisitions. Financing trade accounts receivable is necessary because, on average, the customers and payors for our services do not pay us as quickly as we pay our vendors and employees for their services. Our cash flow from operations for the nine months ended June 30, 2006 and 2005 were $47.8 million and $113.6 million, respectively. The $65.8 million decline in cash flow from operations in the nine months ended June 30, 2006 primarily resulted from reduced net income previously discussed herein, $31.2 million in decreased cash flows from the timing of payments to vendors and employees, and decreased cash flows of $15.8 million in accounts receivable. Approximately $12.0 million of the accounts receivable fluctuation is attributed to a change in the Pennsylvania Medicaid payment schedule.

Back to Contents

Our investing activities principally consist of capital expenditures and asset acquisitions and dispositions. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in computer hardware and software. For the foreseeable future, we expect to increase our investment in both physical plant and information systems over the levels in prior years. Capital expenditures were $77.5 million and $40.8 million for the nine months ended June 30, 2006 and 2005, respectively. For fiscal 2006, capital expenditures are anticipated to be within the range of $90.0 million to $100.0 million. Investing activities for the nine months ended June 30, 2006 included $2.4 million of net cash used to purchase our joint venture partners’ interests in three skilled nursing facilities and $0.7 million to purchase a tract of land. Investing activities for the nine months ended June 30, 2005 included proceeds received from the sale of eldercare centers of $6.7 million, principally from the sale of eldercare centers located in the State of Wisconsin. In the nine months ended June 30, 2005, approximately $8.9 million of net cash was used for center acquisitions principally to purchase a previously leased skilled nursing facility. We do not expect to receive significant cash proceeds from asset sales in fiscal 2006. Investing activities for the nine months ended June 30, 2006 also included $0.6 million of net sales of restricted cash and marketable securities held by our wholly owned insurance captive compared to $1.4 million of net purchases of restricted cash and marketable securities for the nine months ended June 30, 2005.

Cash flows from financing activities were a net use of cash of $21.1 million and $78.3 million for the nine months ended June 30, 2006 and 2005, respectively. Cash flows from financing activities for the nine months ended June 30, 2005 are reflective of several financing transactions that occurred in the second fiscal quarter of 2005. In March 2005, we issued $180.0 million of 2.5% convertible senior subordinated debentures due 2025. After paying financing fees of approximately $5.5 million, we used (i) approximately $20.1 million of the net proceeds of the offering to repurchase shares of our common stock from the initial purchasers of the debentures in negotiated transactions concurrently with the offering, (ii) approximately $119.7 million of the net proceeds to repay the remaining outstanding borrowings under the term loan portion of our senior credit facility, and (iii) the balance for general corporate purposes, including $23.5 million of repurchases of our 8% senior subordinated notes due 2013. The debt repurchases resulted in a prepayment premium of $2.4 million, which is included in loss on early extinguishment of debt. Also impacting cash from net financing activities, in November 2004, we repaid approximately $14.0 million under the mandatory payment provisions of our then existing term loan under our senior credit facility. In November 2004, we prepaid an $11.0 million, 11% fixed rate mortgage and paid the lender a $0.3 million prepayment penalty.

We continually evaluate the most efficient use of our capital, including investments in our property and equipment, information systems, potential asset acquisitions or dispositions, purchasing, refinancing, exchanging or retiring certain of our outstanding debt securities to the extent permitted by our existing covenant restrictions. As part of such ongoing evaluation, our board of directors has authorized the repurchase of up to $150.0 million of our common stock, as well as certain principal amounts of our 8% senior subordinated notes in accordance with the restrictions of our amended and restated senior credit agreement through December 31, 2006. Share and debt repurchases may take place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. Repurchases of common stock are restricted by our debt agreements, the most restrictive of which is our 8% senior subordinated notes. Such restrictions preclude repurchases of common stock above 50% of our net income since July 1, 2003. After considering common stock repurchases made to date and other repurchase provisions, our maximum common stock repurchasing capacity at June 30, 2006 was $19.4 million. For the nine months ended June 30, 2006, 288,408 shares of common stock were repurchased at a cost of $10.7 million, and $8.2 million principal amount of our 8% senior subordinated notes were repurchased. Cumulatively through June 30, 2006, 1,075,745 shares of common stock were repurchased at a cost of $42.8 million and $79.1 million principal amount of our 8% senior subordinated notes were repurchased. The debt repurchases resulted in a prepayment premium charge of $7.9 million and the write-off of unamortized deferred financing fees and other fees of $3.0 million. These charges are recorded as loss on early extinguishment of debt in the unaudited condensed consolidated statements of operations in the period in which the repurchases are made.

Back to Contents

In June 2006, we acquired a 49% limited partnership interest in a joint venture for $1.9 million. The joint venture is engaged in the construction of an office building. Upon completion of construction, we intend to lease office space from the joint venture to house certain of our corporate support functions.

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

We have entered into a series of non-binding letters of intent with unrelated third parties to acquire the real estate and business activities of ten skilled nursing and assisted living facilities. The aggregate purchase price of these transactions of approximately $80.0 million is expected to be financed by us with cash on hand or available borrowings under our revolving credit facility. The closing of these transactions are subject to due diligence, the execution of definitive agreements, receipt of state regulatory approvals and various other customary conditions. Accordingly, no assurances can be given that the transactions will be consummated or, if they are, what the final terms will be or what its ultimate impact will be on our financial condition or results of operations.

We believe that the net cash provided by our operating activities, supplemented as necessary with cash reserves and borrowings available under our revolving credit facility, will provide sufficient resources to meet our working capital requirements, debt service and other liquidity needs over the next 12 months. At June 30, 2006, $123.2 million was available under our $125.0 million revolving credit facility after giving effect to $1.8 million in outstanding letters of credit issued under the revolving credit facility.

At June 30, 2006, we had restricted cash equivalents and restricted investments in marketable securities of $102.5 million, which are held by Liberty Health Corporation (LHC), our wholly owned captive insurance subsidiary incorporated under the laws of Bermuda. The cash equivalents and investments held by LHC are restricted by statutory capital requirements in Bermuda. As a result of such restrictions and encumbrances, we and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

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

We have extended $3.9 million in working capital lines of credit to certain jointly owned and managed companies, of which $2.1 million were unused at June 30, 2006. In addition, we have agreed to extend credit for working capital needs of a nursing center managed by us. Under that arrangement, the property’s owner is responsible for funding working capital needs up to $0.9 million, and we would be required to cover deficits in excess of that limit. To date, we have not had to perform under that agreement. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

As of June 30, 2006, we posted $1.8 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on our consolidated balance sheet unless they are probable of being utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

Income Taxes

As of June 30, 2006, we had net operating loss carryforwards available of $91.1 million, which can be utilized to offset future taxable income subject to an annual limitation of $33.1 million. The net operating loss carryforwards serve to reduce the amount of cash payments we make for income tax obligations. We regularly assess our ability to realize the tax benefit from our net operating loss carryforwards.

Critical Accounting Policies

We consider an accounting policy to be critical if it is important to our financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. Our critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. Our senior management has reviewed these critical accounting policies and estimates with our audit committee. We believe that the following represents our critical accounting policies, which are described in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005:

•	Allowance for Doubtful Accounts;
•	Loss Reserves for Certain Self-Insured Programs;
•	Revenue Recognition / Contractual Allowances; and
•	Long-Lived Asset Impairments.

During the three months ended June 30, 2006, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.

Back to Contents

New Accounting Pronouncements

Variable Interest Entities

In April 2006, the Financial Accounting Standards Board (FASB) issued Staff Position No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” (FIN 46(R)-6). This latest interpretation will significantly change the way some companies identify variable interest entities (VIE) and how they analyze whether to consolidate those they identify. The new requirements discuss how to distinguish between contracts or arrangements that create variability in an entity (i.e. its risks and rewards) and contracts or arrangements that are exposed to or reduce that variability (i.e. variable interests). FIN 46(R)-6 provides guidance on when to consolidate an entity based on exposure to risks and rewards, rather than voting control. It describes the characteristics of a VIE and how an entity that is involved in a VIE should determine whether it shares in the VIE’s risks and rewards extensively enough to be the VIE’s “primary beneficiary” and therefore to consolidate it. FIN 46(R)-6 is to be applied prospectively to all entities that the reporting enterprise first becomes involved with beginning the first day of the first reporting period that begins after June 15, 2006, or July 1, 2006 for us. The new requirements need not be applied to entities that have previously been analyzed under FIN 46(R) unless a reconsideration event occurs.

Accounting for Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS No. 143,” (FIN 47). This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated, even though uncertainty exists about the timing and / or method of settlement. Certain of our real estate assets contain asbestos. The asbestos is believed to be appropriately contained in accordance with environmental regulations. If these properties were demolished or subject to renovation activities that disturb the asbestos, certain environmental regulations are in place which specify the manner in which the asbestos must be handled and disposed. FIN 47 is effective no later than the end of all fiscal years ending after December 15, 2005, or September 30, 2006 for us. We are in the process of identifying our conditional asset retirement obligations to determine whether we can reasonably estimate the timing and / or method of settlement, as well as the fair value of each obligation. If we can reasonably estimate the fair value of an obligation, we will need to recognize a liability for that obligation upon adoption of FIN 47 as a cumulative effect of a change in accounting principle no later than September 30, 2006. Until we complete our evaluation of potential asset retirement obligations, we cannot predict the impact of adoption on our consolidated financial statements.

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

Income Tax Uncertainties

In June 2006, the FASB issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, or October 1, 2007 for us, and the provisions of FIN 48 will be applied to all tax positions accounted for under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the potential impact of FIN 48 on our consolidated financial statements.

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

At June 30, 2006, we had $7.8 million of debt with recourse to us subject to variable rates of interest. A one percent change in the rate of interest would result in a change to our interest expense of $0.1 million annually.

At June 30, 2006, we had $13.0 million of non-recourse debt subject to variable rates of interest held by two of our consolidated VIEs pursuant to FIN 46. A one percent change in the rate of interest would result in a change to our interest expense of $0.1 million annually.

At June 30, 2006, we had $74.9 million of cash and equivalents, including restricted cash and equivalents, that were affected by market rates of interest. A one percent change in the rate of interest would result in a change in interest income of $0.7 million annually.

At June 30, 2006, we held $11.5 million of restricted investments in marketable securities that were affected by market rates of interest. A one percent change in the rate of interest would result in a change in interest income of $0.1 million annually.

ITEM 4:	Controls and Procedures
(a)	Effectiveness of disclosure controls and procedures.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2006. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Based on an evaluation of the effectiveness of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures were not effective because of the material weaknesses described in Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005 (the 2005 Form 10-K/A), which are still in the process of remediation. Investors are directed to “Management’s Report on Internal Control over Financial Reporting” in Item 9A of the 2005 Form 10-K/A for a full description of these weaknesses and our planned remediation efforts. Although our remediation efforts are underway, the material weaknesses will not be considered remediated until our new internal controls are fully implemented and operational for a period of time and are operating effectively. Notwithstanding the material weaknesses described in Item 9A of the 2005 Form 10-K/A, we believe our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

(b)	Changes in internal control over financial reporting.

Except for steps taken in our ongoing remediation efforts discussed in Item 9A of the 2005 Form 10-K/A, which commenced during the three months ended June 30, 2006, there was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

Back to Contents

PART II:	OTHER INFORMATION
ITEM 1:	Legal Proceedings

None.

ITEM 1A:	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-K/A for the year ended September 30, 2005, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K/A have not materially changed. The risks described in our Annual Report on Form 10-K/A are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to common stock repurchased by us during the three months ended June 30, 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

4/1/06 - 4/30/06	—	$—	—	$150,000,000
5/1/06 - 5/31/06	—	—	—	150,000,000
6/1/06 - 6/30/06	3	47.07	3	149,999,859

Total	3	$47.07	3

(1)

In April 2006, our board of directors authorized the repurchase of up to $150.0 million of our common stock, with such repurchases to take place at management’s discretion and/or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market and in privately negotiated transactions, subject to any covenants or restrictions contained in agreements governing our indebtedness. Repurchases of common stock are restricted by our debt agreements, the most restrictive of which is our 8% senior subordinated notes. Such restrictions preclude repurchases of common stock above 50% of our net income since July 1, 2003. After considering common stock repurchases made to date and other repurchase provisions, our maximum common stock repurchasing capacity at June 30, 2006 was $19.4 million.

ITEM 3:	Defaults Upon Senior Securities – None
ITEM 4:	Submission of Matters to a Vote of Security Holders – None
ITEM 5:	Other Information – None

Back to Contents

ITEM 6:	Exhibits
(a)	Exhibits
31.1	Certification of George V. Hager, Jr., Chief Executive Officer, of the Company dated August 8, 2006 pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of James V. McKeon, Chief Financial Officer, of the Company dated August 8, 2006 pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of George V. Hager, Jr., Chief Executive Officer, of the Company dated August 8, 2006 pursuant to 18 U.S.C. Section 1350.
32.2	Certification of James V. McKeon, Chief Financial Officer, of the Company dated August 8, 2006 pursuant to 18 U.S.C. Section 1350.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesis HealthCare Corporation
Date: August 8, 2006	/s/ James V. McKeon

James V. McKeon, Chief Financial Officer

Date: August 8, 2006	/s/ George V. Hager, Jr.

George V. Hager, Jr., Chief Executive Officer and Chairman of the Board