Form 10-K
period 2006-09-30
GENESIS HEALTHCARE CORP
filed 2006-12-14
CIK 1236736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 000-50351

Genesis HealthCare Corporation

(Exact name of Registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	101 East State Street Kennett Square, PA 19348 (Address of principal executive offices including zip code)	20-0023783 (I.R.S. Employer Identification Number)

(610) 444-6350

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share Preferred Share Purchase Rights, no par value per share	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

NONE

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

  Large accelerated filer    Accelerated filer   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  YES     NO

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant is $867,073,381.(1) As of December 1, 2006, 19,733,122 shares of the registrant’s common stock were outstanding, including 131,545 shares currently held in escrow to be issued in connection with the registrant’s joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

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

•	Statements contained in “Properties” concerning our anticipated level of capital expenditures in fiscal 2007;
•

statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our consolidated financial statements, such as demographic trends and our ability to take advantage of such demographic trends; the expected impact to our effective tax rate if certain credits are reinstated; our ability to meet our working capital requirements, debt service, and future cash needs; capital sources; estimated levels in fiscal 2007 of capital expenditures, stock-based compensation and expenses for asset retirement obligations; debt and lease requirements; our potential extension of credit to our joint venture partners; the expected changes in and effects of government legislation, regulation and funding on our business; estimates in our pro forma financial data and critical accounting policies, including the adequacy of our allowance for doubtful accounts, any anticipated impact of long-lived asset impairments and our ability to provide for outstanding losses and loss expenses for self-insured programs and legal proceedings; and the estimated impact of new accounting pronouncements upon their adoption;

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

•	the expiration of enactments providing for additional governmental funding;
•	the impact of federal and state regulations;
•	changes in case mix, payor mix and payment methodologies;
•	competition in our businesses;
•	the capital intensive nature of our inpatient services segment and the need for extensive capital expenditures in order to modernize and improve our physical infrastructure;
•	an increase in insurance costs and potential liability for losses not covered by, or in excess of, our insurance;

Back to Index
•	competition for, and availability of, qualified staff in the healthcare industry, and risks of potential labor strikes;
•	our ability to control operating costs and generate sufficient cash flow to meet operational and financial requirements;
•	our ability, and the ability of our subsidiary guarantors, to fulfill debt obligations;
•	our covenants and restrictions contained in financing agreements which limit our discretion in the operation of our business and financing activities;
•	the economic condition of, or changes in the laws affecting, our business in those markets in which we operate;
•	our ability to realize tax benefits relating to our estimated net operating loss carryforwards;
•	the increasing cost of being a publicly owned company and our ability to provide reasonable assurance of the effectiveness of our internal controls over financial reporting;
•	the impact of new accounting pronouncements;
•	the impact of implementing new information systems;
•	the impact of acquisitions, and our ability to integrate acquired businesses, on our operations and finances;
•	our charter documents and the Pennsylvania Business Corporation Law of 1988, as amended, which could delay or prevent a change of control;
•	the ability to implement and achieve certain performance improvement objectives in our rehabilitation therapy services segment;
•	the difficulty in evaluating certain of our financial information due to the spin-off;
•	federal income tax liabilities and indemnification obligations related to the spin-off; and
•	acts of God or public authorities, war, civil unrest, terrorism, fire, floods, earthquakes and other matters beyond our control.

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

Back to Index

PART I

ITEM 1:    BUSINESS

Description of Our Business

Genesis HealthCare Corporation was incorporated in May 2003 as a Pennsylvania corporation. On December 1, 2003, NCI completed the distribution (the spin-off) of our common stock. Our common stock began trading publicly on the NASDAQ Global Market System on December 2, 2003 under the symbol “GHCI.”

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

Approximately 90% of our net revenues are generated through inpatient services. Our inpatient services are offered through a network of skilled nursing and assisted living centers primarily located in the eastern United States. We currently own, lease, manage or jointly own 210 eldercare facilities, consisting of 176 skilled nursing facilities, 26 assisted living facilities and 8 transitional care units collectively having 25,800 beds.

Our rehabilitation therapy services business, which represents approximately 8% of our net revenues, provides an extensive range of rehabilitation therapy services to the elderly, including speech pathology, physical therapy and occupational therapy principally in our inpatient market concentrations.

We also provide other complementary healthcare services, the revenues for which are included in all other services revenues in our segment financial information.

Inpatient Services Segment

Our eldercare centers are located in the following 12 states: Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, North Carolina, Pennsylvania, Rhode Island, Vermont, Virginia and West Virginia. Approximately 80% of our beds are concentrated in the states of Pennsylvania, New Jersey, Maryland, Massachusetts and West Virginia.

Through our physicians, nurses, therapists and other members of our interdisciplinary medical care team, we apply a comprehensive approach to the complex needs facing the elderly, which we believe has resulted in above industry average occupancy levels and an enhanced level of Medicare, insurance and private paying patients. We receive higher rates of reimbursement from Medicare and private paying patients. For the twelve months ended September 30, 2006, the average occupancy level in our inpatient facilities was approximately 91%, and approximately 48% of our net revenues were from Medicare, insurance and private paying patients.

We employ physicians, physician assistants and nurse practitioners who are primarily involved in providing medical direction and/or direct patient care at each center. The emphasis on physician leadership is a strength that differentiates us from many other long-term care companies. In addition to physician executives, nursing center medical directors are administratively and clinically accountable for clinical care and quality improvement. The nursing center medical directors are dually accountable to the administrator and the physician executive. This medical staff structure allows for significant involvement of physicians at all levels of the organization thus ensuring that an emphasis on quality care is maintained. Directed by a senior nurse executive, we maintain a corporate quality improvement program to enhance and improve continuously the care provided in each center. In addition to clinical care, our centers provide our customers with dietary, housekeeping and laundry services, as well as social and recreational services.

Back to Index

Our assisted living centers’ staff provides assistance with general activities of living such as medication management, bathing, dressing and meal preparation. Our assisted living centers offer a variety of daily social and therapeutic activities.

We have established and actively market programs for the elderly and other patients who require more complex levels of medical care. We focus on clinically complex elderly patients who need extensive therapies and treatments to stabilize health problems before returning home or transitioning into a permanent long-term care setting. Over 89% of patients come to our centers directly from an acute care hospital stay and have five or more health problems that affect their ability to carry out everyday activities. Half of the patients who enter our centers for post-acute care are discharged within 24 days while the average stay for a long-term care patient is 158 days. Private insurance companies and other third-party payors, including certain state Medicaid programs, have recognized that treating patients requiring complex medical care in centers such as those we operate is a cost-effective alternative to treatment in an acute care or rehabilitation hospital. We provide high acuity care at rates that we believe are substantially below the rates typically charged by acute care hospitals for comparable services.

The following table reflects our average number of beds in service and our average occupancy levels for the periods presented:

	Year Ended September 30,
	2006	2005	2004
Average Beds in Service:
Owned and leased facilities, including consolidated VIE’s	20,895	21,167	21,621
Managed and jointly-owned facilities, excluding consolidated VIE’s	4,983	5,482	4,870
Occupancy Based on Average Beds in Service:
Owned and leased facilities, including consolidated VIE’s	91%	90%	91%

The following table reflects the payor mix of inpatient services revenues for the periods presented, and has been adjusted to exclude discontinued operations:

	Year Ended September 30,
	2006	2005	2004

Medicaid	52%	54%	51%
Medicare	29%	27%	29%
Private pay and other	19%	19%	20%
	100%	100%	100%

See “— Revenue Sources” and “— Government Regulation.”

Rehabilitation Therapy Services Segment

We provide an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy in all of our inpatient market concentrations. These services are provided by

Back to Index

approximately 4,900 licensed rehabilitation therapists and assistants employed or contracted by us at substantially all of the eldercare centers we operate, as well as by contract to healthcare facilities operated by others and through our 13 certified outpatient rehabilitation agencies. For the fiscal year ended September 30, 2006, approximately 61% of our rehabilitation therapy services revenue was generated under contracts with unrelated third parties.

Other Services

We provide management services to 34 independently and jointly owned eldercare centers and 8 transitional care units, which are the eldercare centers jointly owned and/or managed referred to in “ — Inpatient Services Segment” above, pursuant to management agreements that provide generally for the day-to-day responsibility for the operation and management of the centers. In turn, we receive management fees, depending on the agreement, computed as an overall fixed fee, a fixed fee per customer, a percentage of net revenues of the center plus an incentive fee, or a percentage of gross revenues of the center with some incentive clauses. The management agreements, including renewal option periods, are scheduled to terminate between 2006 and 2024, 23 of which are scheduled to terminate within the next twelve months. We expect to be able to renew a majority of the terminating contracts.

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

See “— Revenue Sources.”

Our Strategy

Our industry continues to experience significant change, as patients and payors seek higher quality health care while at the same time containing the overall costs of the healthcare system. We are an active participant in this evolutionary change in healthcare delivery, as we continue to provide more complex care to a higher acuity patient population at a lower cost setting. Our service model continues to increase our capabilities for meeting both the healthcare and personal needs of the short-stay patient requiring rehabilitation and recovery under skilled nursing care after an acute care episode. Additionally, we continue to improve both the appearance and amenities of our facilities which, coupled with our strength in clinical care, allows us to compete more effectively with market alternatives for residential services.

Implementation of our strategy requires us to:

Focus on quality care. We are focused on qualitative and quantitative clinical performance measures in order to enhance and improve continuously the care provided in our facilities. We continually seek to enhance our reputation for providing clinical capabilities and outcomes in patient care and rehabilitation. Among other things, we are increasing our professional nursing mix and are integrating nurse practitioners into our clinical model, we have incentivized our management team to improve clinical performance, and we employ physician executives who are administratively and clinically accountable for the quality of care.

Back to Index

Focus on developing clinical specialties. We continue to develop our strong relationships with hospitals and physicians in our local markets, who increasingly seek skilled nursing facilities with demonstrated capabilities to accept and care for complex patients following an acute hospital stay. The market has also sought qualified and experienced providers of care for individuals with Alzheimer’s disease and other forms of dementia. We have developed and effectively implemented branded programs in certain markets and facilities to provide rehabilitation to expedite recovery and return to home for orthopedic and other disciplines after surgery, to care for those on dialysis or ventilator, and those who suffer from dementia, while assuring that core clinical services are provided at every facility.

Focus on developing our resources. We are focused on the improvement and development of both our physical plant as well as the implementation of information systems to grow revenue and better monitor and manage our business. These efforts include facility modernization to improve occupancy and quality mix, the development of an integrated clinical, operational and financial system to improve administrative efficiency and operational performance, and the implementation of tools for more effective management of purchasing and nursing staff scheduling to reduce the use of premium staffing, including temporary agency services and overtime.

Strengthen our presence in existing markets. Our significant presence in most of our markets has enhanced our specialty development capabilities, as facilities develop complementary capabilities and enhance our overall marketplace presence and reputation. Additionally, we seek to expand our presence in certain of our core markets through selective acquisitions of newer facilities which present growth opportunities through strategic as well as operational improvement. Expansion of existing facility clusters and creation of new clusters in local markets will allow us to leverage existing operations and to achieve greater operating efficiencies.

Our Competitive Strengths

We believe the following competitive strengths will enable us to continue to improve our profitability and cash flows:

Geographically focused network. We are regionally focused, and within our markets, we have developed strong referral networks with hospitals, physicians and discharge planners. Through these relationships, we have demonstrated the flexibility to design and customize our systems and services to meet the specific needs within our local markets. By concentrating our operations in specific and contiguous markets, with strong demographic trends for growth in our service population, we have achieved lower operating costs through greater purchasing power and operating efficiencies.

High acuity capabilities. We focus on clinically complex elderly patients who require extensive therapies and treatments to stabilize health problems before returning home or transitioning into a permanent long-term care setting. Over 89% of our patients come to our facilities directly from an acute care hospital and require assistance to perform daily activities. Private insurance companies and other third-party payors have recognized that treating patients requiring complex care in eldercare facilities, such as those we operate, is a cost-effective alternative to treatment in an acute care or rehabilitation hospital.

High quality eldercare services. We believe we have a reputation as a leading provider of high quality eldercare services. As a result, we believe we have excellent relationships with hospitals and discharge planners, our primary referral sources. We maintain a corporate compliance program to monitor and collect regulatory compliance data and to enhance and improve continuously the care provided in our facilities. We believe we have good relations with the state and federal agencies who regulate and provide oversight of our industry, and work effectively with them on both operational and strategic issues.

Significant facility ownership. We own rather than lease a majority of our eldercare facilities, unlike a number of our competitors. Excluding facilities held for sale, we own 137 facilities with 16,665 beds, which represents approximately 80% of the total number of beds we own or lease. We believe that owning properties increases our operating and financial flexibility by enabling us to control more directly our occupancy costs, divest facilities and exit markets at our discretion and refurbish or remodel facilities in order to satisfy market demand.

Back to Index

Admissions and discharge planning. We believe we have developed a successful model to process admissions through the automated tracking of bed availability and specialty care capacity at each of our facilities. Our model utilizes a multifaceted approach including clinical care coordinators and toll-free phone lines to assist our marketing staff and direct referral sources. These efforts, we believe, have contributed to our achieving higher occupancy levels as compared to industry averages. For the twelve month period ended September 30, 2006, our occupancy level was approximately 91% compared to the industry median occupancy level of approximately 89%, as reported in the June 2006 Nursing Facility State Occupancy Rate and Median Facility Occupancy Rate for Certified Beds CMS OSCAR Data Current Surveys issued by the American Health Care Association.

Stable and experienced management team. While we operate in a healthcare sector which has historically experienced significant volatility due to a constantly changing reimbursement environment and varying ownership structures, our management team has remained substantially intact, with many years of operating experience working together. Our management team’s collective experience allows us to address effectively the continuing challenges facing the industry while providing the stability necessary to achieve meaningful operational and financial improvements.

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

Medicare and Medicaid

The Health Insurance for Aged and Disabled Act (Title XVIII of the Social Security Act), known as “Medicare,” has made available to nearly every United States citizen 65 years of age and older a broad program of health insurance designed to help the nation’s elderly meet hospital and other healthcare costs. The Medicare program consists of four parts: (i) Medicare Part A, which covers, among other things, inpatient hospital, skilled long-term care, home healthcare and certain other types of healthcare services; (ii) Medicare Part B, which covers physicians’ services, outpatient services, certain prescription drugs, and certain items and services provided by medical suppliers; (iii) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, known as Medicare Advantage or Medicare Part C and (iv) a Medicare Part D benefit that became effective January 1, 2006 covering prescription drugs. The Medicare program is administered by the Centers for Medicare and Medicaid Services (CMS).

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

State Medicaid programs generally have long-established programs for reimbursement which have been revised and refined over time. Any future changes in such reimbursement programs or in regulations relating thereto, such as reductions in the allowable reimbursement levels or the timing of processing of payments, could adversely affect our business, results of operations, financial position and cash flows. The annual increase in the federally matched

Back to Index

funds could vary from state to state based on a variety of factors. Additionally, any shift from Medicaid to state designated managed care plans could adversely affect our business, results of operations, financial position and cash flows.

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

Laws Affecting Medicare Revenues

Participating skilled nursing facilities are reimbursed under a prospective payment system for inpatient Medicare covered services. The prospective payment system commenced with a facility’s first cost reporting period beginning on or after July 1, 1998 and phased in over a three-year period following passage of the Balanced Budget Act in 1997. Under the prospective payment system, or PPS, skilled nursing facilities are paid a predetermined amount per patient, per day or “per diem” based on the anticipated costs of treating patients. The per diem rate is determined by classifying each patient into one of 53 Resource Utilization Groups (RUGs) based on the nature of the patient’s condition and care needs. Prior to January 1, 2006, there were 44 RUGs categories. There is a separate per diem rate for each of the RUG classifications. The per diem rate also covers rehabilitation and certain ancillary services.

As implemented by CMS, the prospective payment system initially had an adverse impact on the Medicare revenues of many skilled nursing facilities. In 1999 and 2000, refinements were made to the Balanced Budget Act that restored substantial Medicare funding to skilled nursing facilities that was originally eliminated in the initial implementation of the prospective payment system.

A number of refinements made in 1999 and 2000 providing additional funding for Medicare participating skilled nursing facilities expired on September 30, 2002, resulting in an approximate 10% reduction in the rates paid to us for providing services to Medicare patients. We refer to the expiration of the additional funding as the “skilled nursing facility Medicare cliff.” Effective October 1, 2002, Medicare rates adjusted for the skilled nursing facility Medicare cliff were increased by a 2.6% annual inflation update factor. For us, the net impact of the 10% rate reduction, offset by the annual inflation update factor, adversely impacted fiscal 2003 revenue and EBITDA approximately $24.8 million and net income approximately $15.1 million.

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

On July 31, 2006, CMS released the final fiscal 2007 skilled nursing facility prospective payment rules effective October 1, 2006. The rate notice confirmed that the underlying fiscal 2007 rate methodology would not change, that per patient day payments would increase by a 3.1% annual inflation update factor and that a phased

Back to Index

transition to revised labor market areas would occur. This latter change, a revision from standard metropolitan statistical areas to core-based statistical areas, is estimated to have a 0.4% negative impact on our fiscal 2007 Medicare payment rates, yielding net Medicare payment rate growth of approximately 2.7% effective October 1, 2006.

In February 2006, the Deficit Reduction Act of 2005 (DRA) was signed into law. Under the DRA, effective for cost report years beginning on or after October 1, 2005, the amount that Medicare reimburses skilled nursing facilities and other non-hospital providers for bad debts arising from uncollectible accounts receivable with non-government payors was reduced by 30%. The Congressional decision to differentiate between governmental and non-governmental bad debts minimizes the impact to us of this component of the DRA because most of our uncollectible Medicare coinsurance and deductibles are billed to state Medicaid programs. The impact of the final rule on our fiscal year 2006 EBITDA and net income was not material.

Included in the DRA is a provision that directed CMS to develop an exceptions process for medically necessary physical, speech and occupational therapy services for beneficiaries that exceed a $1,740 annual reimbursement cap. The provision establishes a 10-day exceptions request process. In connection with the DRA, on February 13, 2006 CMS issued three program transmittals instructing its contractors on implementing the exceptions process. Under the instructions, a two-tier process is established providing for automatic exceptions based upon diagnoses and patient condition, and a manual exceptions process for other claims that are not automatically exempt. These changes were retroactive to January 1, 2006. While initially there were delays in processing claims, most of the implementation issues were resolved. Generally, most nursing home therapy claims fell within the automatic exceptions group, and, therefore, we did not experience a disruption of services. However, the delayed communication and implementation of the exceptions process negatively impacted Medicare Part B therapy utilization during the three months ended March 31, 2006. There continues to be uncertainty regarding how the Medicare Part B therapy cap will be addressed in future reimbursement policy. CMS recently announced the proposed physician fee schedules and the implementation of the therapy caps effective January 1, 2007. The proposed rules suggest the therapy caps will increase from the current level of $1,740 to $1,780. On December 9, 2006, Congress passed legislation extending the existing exceptions process through December 31, 2007, removing a significant financial threat to our rehabilitation therapy business for the short term. No assurances can be made or given that Congress will extend the exceptions process beyond calendar year 2007, or enact other revisions.

By law, Medicare reimbursement for physician and non-physician professional services (including Medicare Part B physical therapy, speech pathology and occupational therapy services) is based on fee schedules. On August 22, 2006, CMS published in the Federal Register the proposed calendar year 2007 physician and non-physician fee schedule rules. In an accompanying press statement, CMS indicated that it anticipated calendar year 2007 physician fee schedules would be reduced by 5.1% effective January 1, 2007. On December 9, 2006, Congress passed legislation that negated the rate reduction and established a 1.5% bonus incentive to providers who report on quality measures in 2007.

Effective January 1, 2006, under the Medicare Modernization Act (MMA), Medicaid coverage of prescription drugs for Medicare beneficiaries who are also eligible for Medicaid have been shifted to the Medicare program (Medicare Part D). These residents are referred to as “dual eligibles.” This change has affected a significant percentage of residents in our nursing facilities. The final regulations and subsequent sub-regulatory guidance specifically require the new prescription drug plans and Medicare Advantage Plans that offer prescription drug coverage to provide convenient access to long-term care pharmacies and to offer standard contracts to all long-term care pharmacies within the plans’ service areas that meet performance standards specified by CMS. Currently, under contract, Omnicare, Inc., through its wholly owned subsidiary, provides services required for our residents. Under Medicare Part D, reimbursement for such services is provided through such plans as the primary payor for prescription drugs. Effective January 1, 2006, all dual eligible participants were automatically assigned to private prescription drug plans (PDPs). Our long-term care pharmacy provider, Omnicare, Inc. (Omnicare) negotiates its payment terms directly with the PDPs. It is important to note that, in its 2007 Work Plan, the Office of Inspector General stated that it will focus on whether skilled nursing facilities are properly passing through any benefits they receive through contracts with PDPs to their beneficiaries.

Back to Index

Implementation of the new prescription drug benefit has been challenging; however, our residents have not experienced a significant disruption in receiving their necessary medication. Given the scale of the conversion, and the voluntary nature of Medicare Part D enrollment for other than dually eligible residents, there were complex implementation issues. CMS has been responsive to issues as they have been identified and transmitted. Additionally, in a number of states, special provisions are being considered or implemented under the state Medicaid plans to safeguard individuals automatically enrolled in the new Medicare Part D. Because of concerns that the MMA shifts prescription drug coverage from Medicaid to Medicare through private plans, CMS extended its initial 30-day transition period for those persons transitioning to the Part D program to 90 days. This transition period expired on April 1, 2006. Identifying nursing home residents and communicating formulary and coverage decisions continues to be challenging.

The second open enrollment for the Medicare Part D benefit began in mid-November, 2006 and will run through the end of the calendar year. Automatic plan selection changes may be required for some dual eligibles and low-income subsidized beneficiaries. There continues to be a risk that these changes and related issues with the implementation of Medicare Part D may disrupt pharmacy services to our facilities. Any such change or reduction in long-term care pharmacy services could create additional cost for us, reduce our ability to meet quality standards and disrupt service delivery to our residents.

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

Laws Affecting Medicaid Revenues

Jointly financed by the federal and state governments, Medicaid is an essential part of the health coverage and financing system nationally and in every state. Combined federal and states’ Medicaid outlays are projected to approximate $347.0 billion in calendar year 2007 and account for nearly 15% of total national healthcare expenditures. Medicaid is the principal purchaser for approximately 45% of nursing home services purchased in the United States. Rapidly increasing Medicaid spending combined with slow state revenue growth and competing budgetary requirements has led many states to institute measures aimed at controlling spending growth. Historically, these budget pressures have translated into reductions in the rate of growth of state Medicaid spending. Budget constraints and other factors have caused some states to curb Medicaid reimbursement to nursing facilities and states may continue to curb or delay payments to nursing facilities in the future. The Balanced Budget Act of 1997 granted the states greater flexibility in establishing Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempted institutional care, including nursing facility services, these programs could ultimately change the Medicaid reimbursement system for long-term care. These changes could include changing reimbursement for pharmacy services from fee-for-service, or payment per procedure or service rendered, to a fixed amount per person utilizing managed care negotiated or capitated rates. In each of the major states where we provide services, we are working with trade groups, consultants and government officials to address responsibly the particular funding issues.

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

Medicaid funding is set annually. Most states have completed legislative actions on their fiscal year 2007 state budgets. In light of the changes to Medicaid payment rates, we expect our average Medicaid rate per patient day to increase between approximately 2.5% to 3.5% in our fiscal 2007. As part of the state budget process, a number of states have indicated a desire to divert individuals from placement in nursing homes through an expansion of home and community based services. Most of these efforts are being established under demonstration and waiver authority. To date, these alternative care programs have not significantly impacted nursing home admissions. The DRA also provided states greater flexibility to pursue alternative programs for the delivery of Medicaid services. During recent months, CMS has transmitted guidance letters to state Medicaid directors explaining how states can take advantage of the permissive authority

Back to Index

provided under the new law to expand coverage for individuals with disabilities, increase access to home and community based services and re-design benefits. Many states are examining these options, weighing the full costs and benefits and the impact on vulnerable populations. We are unable to predict the outcome of these potential changes and their impact on resources necessary to sustain both facility-based and community-based services.

Among the alternative Medicaid funding approaches that states have explored, and in many states implemented, are nursing home provider assessments as tools for leveraging increased Medicaid matching funds. Such initiatives are authorized under the law. Provider assessment plans generate additional federal matching funds to the states for Medicaid reimbursement purposes, and implementation of a provider assessment plan requires approval by CMS in order to qualify for federal matching funds. These plans usually take the form of a bed tax or a quality assessment fee, which is imposed uniformly across classes of providers within the state. In turn, the state generally utilizes the additional federal matching funds generated by the tax to pay increased reimbursement rates to the providers, which often include a repayment of a portion of the provider tax based on the provider’s percentage of Medicaid patients. Nursing home provider assessments have been implemented in nine states where we operate (Massachusetts, West Virginia, Rhode Island, North Carolina, New Hampshire, Vermont, Pennsylvania, New Jersey and Connecticut). Of these nine states, all but one has provider assessment taxes of 6%. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Transactions and Events” for a description of certain of the more material provider assessment programs recently implemented.

The President’s proposed fiscal 2007 federal budget recommended spending reductions for both Medicare and Medicaid. One of the specific changes advanced by the President is a request to phase-down the level of federal matching under Medicaid for provider assessments. Current regulations permit states to receive federally matched funds for up to 6% of aggregate outlays for state Medicaid nursing home services. On December 9, 2006, Congress passed legislation reducing the maximum federal matching under Medicaid provider assessments to 5.5% of aggregate Medicaid outlays. This reduction in funding, which will become effective January 1, 2008, is expected to have an adverse effect on our business, results of operations, financial position and cash flows.

The DRA reduced projected Medicaid outlays by $6.9 billion over 5 years. The President signed this legislation into law on February 8, 2006. Among the provisions of the final legislation were requirements that extend the Medicaid look-back period for asset transfers from three years to five years, a change in the manner that annuities are considered and a change in the date for calculating the look-back penalty from the date of transfer to the date that Medicaid nursing home services are delivered. It is our understanding that CMS will be issuing specific guidance regarding the changes in the asset transfer rules. The DRA also implemented new penalties and rule changes to deter asset transfers individuals make to become Medicaid eligible. These changes may affect the number of people potentially eligible for Medicaid funding. We are unable to predict what impact this provision of the DRA will have on our financial condition, results of operations and cash flows, if any.

Under the DRA, states may be allowed to reduce the benefits provided to certain Medicaid enrollees, which could affect the services that states contract for with us. On July 12, 2006, CMS issued interim final regulations implementing the requirement that Medicaid recipients must be able to show proof of citizenship. We are unable to predict the outcome of these potential changes and their impact on our financial condition, results of operations and cash flows, if any.

Congress, during its fiscal year 2006, scaled back proposed Medicaid reductions through 2006. The final enactment is a compromise establishing a National Medicaid Commission authorized to make specific policy recommendations, while agreeing to defer Medicaid cuts during fiscal year 2006, and providing reconciliation instructions to Congress to make $10.0 billion in aggregate Medicaid reductions during fiscal years 2007 to 2011. Some of the ideas generated by the National Medicaid Commission were incorporated into the DRA. The National Medicaid Commission is mandated to deliver to the Congress a second report by the end of 2006 making specific recommendations for a comprehensive reform of the Medicaid program. These proposals may be considered in the coming 110th Congress. No predictions can be made as to the ultimate outcome of these reform proposals. We cannot predict the extent of the impact that

Back to Index

such decrease, if any, in spending by the federal government will have on our business, financial condition, results of operations and cash flows.

The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. Among the ideas receiving active consideration in the Congress are revisions to the federal budget process that would establish an Entitlement Commission empowered to alter future outlays for all entitlement programs including Medicare and Medicaid. It is impossible to predict the outcome of the legislative and regulatory processes. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation and regulation will have on us. It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or other governmental initiatives on our business and the business of the customers served by our rehabilitation services business. Accordingly, there can be no assurance that the impact of any future healthcare legislation or regulation will not adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations will be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Government Regulation

General

Our business is subject to extensive federal, state and, in some cases, local regulation with respect to, among other things, participation in the Medicare and Medicaid programs, licensure, certification and government reimbursement. For our eldercare centers, these regulations relate, among other things, to the adequacy of physical plant and equipment, qualifications of personnel, standards of care, government reimbursement and operational requirements. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies including fines, restrictions on admission, denial of payment for all or new admissions, the revocation of licensure, decertification, imposition of temporary management or the closure of the facility or site of service.

Licensure, Certification and Regulation

Our eldercare centers and healthcare services, to the extent required, are currently licensed under applicable law. Our skilled nursing centers and healthcare services, or practitioners providing the services therein, are certified or approved as providers under one or more of the Medicaid and Medicare programs. Generally, assisted living centers are not eligible to be certified under Medicare or Medicaid. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State and local agencies survey all skilled nursing centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government sponsored third-party payor programs. We believe that our eldercare centers and other sites of service are in substantial compliance with the various Medicare, Medicaid and state regulatory requirements applicable to them. However, in the ordinary course of our business, we periodically receive notices of deficiencies for failure to comply with conditions of participation in the Medicare and Medicaid programs. We review such notices and take appropriate corrective action. In these cases, we submit our plan to bring the center into compliance with regulations which must be accepted by the reviewing agency prior to its implementation. In some cases, the reviewing federal or state agency may take various adverse actions against a provider, including but not limited to:

•	the imposition of fines;
•	suspension of payments for new or all admissions to the center; and

Back to Index
•	in extreme circumstances, exclusion from participation in the Medicare or Medicaid programs and revocation of a center’s or service site’s license.

These actions may adversely affect a provider’s ability to continue to operate, ability to provide certain services, and/or eligibility to participate in the Medicare or Medicaid programs or to receive payments from other payors. Certain of our centers have received notices that, as a result of certain alleged deficiencies, federal and/or state agencies were taking steps to impose remedies. Additionally, actions taken by one center or service site may subject other centers or service sites under common control or ownership to adverse remedies.

All of our skilled nursing centers participate in the Medicare and Medicaid programs. Both initial and continuing qualifications of a skilled nursing center to participate in such programs depend upon many factors including accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls.

Several states in which we operate, as well as states in which we may wish to operate in the future, have adopted certificate of need or similar laws which generally require that a state agency approve certain acquisitions and determine the need for certain bed additions, new services, and capital expenditures. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in:

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

State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers. HIPAA and the Balanced Budget Act expanded the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicaid program.

The DRA requires providers who make or receive over $5 million in payments from state health plans to establish policies and procedures detailing the Federal False Claims Act, state false claims acts (if applicable), state Whistleblower Protection Acts, and other state laws related to the reduction of fraud and abuse. This provision may require us to implement state-specific employee training based on these laws. Further, as a result of the DRA, certain states are contemplating the need for their own false claims acts which, if implemented, may impose stricter penalties than the federal statute and regulations.

While we believe that our business practices are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to change and interpretation. Determinations of alleged fraud could have an adverse effect on our business, results of operations, financial condition and cash flows.

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

•

the “Stark laws” which prohibit, with limited exceptions, the referral of patients by physicians for certain services, including home health services, physical therapy and occupational therapy, to an entity in which the physician has a financial interest. Penalties may include denial of payment, mandatory refund of prior payment, civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs; and

•	parallel state laws containing similar prohibitions and additional penalties.

In addition, some states restrict certain business relationships between physicians and other providers of healthcare services. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and/or civil and criminal penalties. These laws vary from state to state, are often complex and have seldom been interpreted by the courts or regulatory agencies. From time to time, we have sought guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with our practices.

Back to Index

There have also been a number of recent federal and state legislative and regulatory initiatives concerning reimbursement under the Medicare and Medicaid programs. During the past few years, DHHS has issued a series of voluntary compliance guidelines. These compliance guidelines provide guidance on acceptable practices. Skilled nursing facility services and durable medical equipment, prosthetics, orthotics, supplies, and supplier performance practices have been among the services addressed in these publications. Our Corporate Integrity Program is working to assure that our practices conform to regulatory requirements. DHHS also issues fraud alerts and advisory opinions. For example, directives concerning double billing, home health services, the provision of medical supplies to nursing facilities, and contractual joint venture relationships have been released. It is anticipated that areas addressed by these advisories may come under closer scrutiny by the government. While we have reviewed government guidance, we cannot predict accurately the impact of any such initiatives.

Laws Governing Health Information

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) requires us to comply with standards for the internal use of identifiable health information and the sharing of such information with third parties, such as payors, business associates, residents and patients. Among the standards that DHHS may adopt pursuant to HIPAA are standards for the following: electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy, and enforcement.

DHHS has released three rules to date mandating the use and disclosure of new standards with respect to certain healthcare transactions and health information. The first rule establishes uniform standards for common healthcare transactions, including: healthcare claims information; plan eligibility, referral certification and authorization; claims status; plan enrollment and disenrollment; payment and remittance advice; plan premium payments; and coordination of benefits. Second, DHHS has released standards relating to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom we disclose information. Third, DHHS has released rules governing the security of health information maintained or transmitted in electronic form.

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

Back to Index

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

In recognition of the competitive nature of clinical staff recruitment and retention, we have implemented the following reward, recognition and professional development programs:

•	An enhanced recruitment department focused on the recruitment of licensed nurses and therapists;
•	A new orientation process which includes extended training and mentoring for clinical employees; and
•

TAP (Tuition Assistance Program), a program designed to provide eligible employees with financial assistance to pursue education and training through defined degree and certified programs of study related to professional career growth. In 2006 and 2007, the majority of the expenditures for this program are for clinical education courses.

Our focus on recruitment and retention led us to consolidate our company-wide recruitment functions in fiscal 2006.

We employ approximately 35,500 people. We have 60 centers that have certified unions that have entered into collective bargaining agreements. The agreements expire at various dates through 2011 and cover approximately 5,300 employees. We believe that our relationship with our employees is generally good.

In fiscal 2004, we entered into an agreement with the Service Employees International Union (SEIU) to provide for one collective bargaining agreement which covers the six centers that were unionized SEIU buildings at that time and under which the SEIU was afforded the opportunity to organize 10 of our non-unionized centers in the State of New Jersey starting in September 2004. Consequently, seven of these non-unionized centers have elected to be

Back to Index

represented by the SEIU, and one has elected not to be represented by the SEIU. To date, the two remaining centers have not held elections. The agreement emphasizes our positive relationship and common goals shared with the SEIU in the State of New Jersey. The agreement contains a formula which ties increases in employee wages and benefits to increases in the combined per patient day rates of the covered centers and protects us and our employees from lock-outs and/or strikes. The initial term of the agreement will expire in September 2008, with a successor agreement expiring in September 2011.

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

Historically, we operated our core business under the name Genesis ElderCare. Our logos, trademarks and service marks are featured in print advertisements in publications serving the regional markets in which we operate. We are using advertising, including our toll free Care Lines, to promote our brand names in trade, professional and business publications and to promote services directly to consumers.

Competition

We compete with a variety of other companies in providing healthcare services. Certain competing organizations have greater financial and other resources and may be more established in their respective communities than we are. Competing organizations may offer newer or different centers or services than us, including a variety of community based services, and may thereby attract our patients who are either presently residents of our eldercare centers or are otherwise receiving our healthcare services.

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

Back to Index

Insurance

The vast majority of our exposure to general and professional liability claims is insured by commercial insurers subject to per claim and aggregate retention limits. The retentions are insured by our wholly owned captive insurance company, Liberty Health Corporation, Ltd. (LHC). Growth in general and professional liability insurance premiums for coverage above our retention has risen in recent years. We have managed this increase by assuming additional retention through LHC and by more proactively managing claims. The vast majority of our exposure to workers’ compensation liability claims prior to May 1, 2006 is fully insured by LHC. After May 1, 2006, we are insured through a loss deposit fund with a large deductible workers’ compensation policy subject to per claim and aggregate retention limits.

We provide several health insurance options to our employees, including self-insured health plans and several fully-insured health maintenance organizations. Growth in health insurance premiums in the market rose sharply in recent years. Our business is a labor intensive business, and therefore health insurance costs represent a significant expense for us. In recent years, we have partially managed this increase with changes in program offerings. Continuing increases substantially in excess of inflation could have a negative impact on our profitability, as further shifts in responsibility for these cost increases to the employee may not be possible.

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

Other

Environmental Matters

We are subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Certain of our real estate assets contain asbestos. The asbestos is believed to be appropriately contained in accordance with environmental regulations. If these properties were demolished or subject to renovation activities that disturb the asbestos, certain environmental regulations are in place which specify the manner in which the asbestos must be handled and disposed. At September 30, 2006, we recognized a liability for the fair value of the related asset retirement obligation aggregating approximately $5.3 million, which amount is included in other long-term liabilities on our consolidated balance sheet. Management does not believe that we will be required to otherwise expend any material amounts in order to comply with environmental laws and regulations or that compliance will materially affect our capital expenditures, results of operations, financial condition and cash flows.

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

See Item 1A— “Risk Factors.”

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

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

Genesis HealthCare Corporation

101 East State Street

Kennett Square, PA 19348

Attention: Investor Relations

Telephone: (610) 925-2000

Information contained on our website is not part of this annual report on Form 10-K and is not incorporated by reference in this document. Our website is, and is only intended to be, an inactive textual reference.

Back to Index
ITEM 1A:	RISK FACTORS

If any of the following risks and uncertainties develop into actual events, this could have a material adverse effect on our business, financial condition, results of operations and cash flows. In that case, the trading price of our common stock could decline.

Healthcare-related legislation has significantly impacted our business, and future legislation and regulations may negatively affect our financial condition, results of operations and cash flows.

Our inpatient services business currently receives approximately 81% of its revenues from Medicare and Medicaid. The healthcare industry is experiencing a strong trend toward cost containment, as the government seeks to impose lower reimbursement and RUGs rates, limit the scope of covered services and negotiate reduced payment schedules with providers. These cost containment measures generally have resulted in a reduced rate of growth in the reimbursement for the services that we provide relative to the increase in our cost to provide such services. Prior reductions in governmental reimbursement rates contributed to our predecessor company’s subsidiaries’ bankruptcy filings under Chapter 11 of the United States Code on June 22, 2000. Additional reductions in reimbursement rates for our services may further negatively impact our business, results of operations, financial condition and cash flows.

Changes to Medicare and Medicaid reimbursement programs have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints resulting in a risk that the time period between submission of claims and payment could increase. Further, within the statutory framework of the Medicare and Medicaid programs, a substantial number of areas are subject to administrative rulings and interpretations that may further affect payments.

It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or other governmental initiatives on our business and the business of the customers served by our rehabilitation services business. Accordingly, there can be no assurance that the impact of any future healthcare legislation or regulation will not adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition, results of operations and cash flows will be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled. Any adverse impact of skilled nursing facility rate changes to the liquidity of our inpatient services segment, could require us to borrow in order to fund our working capital needs, and in turn, cause us to become more highly leveraged and further impact our results of operations and cash flows from increased interest expense.

Our revenues could be affected by changes to the Medicare program.

In February 2006, the DRA was signed into law. Included in the DRA is a provision that directed CMS to develop an exceptions process for medically necessary physical, speech and occupational therapy services for beneficiaries that exceed a $1,740 annual reimbursement cap. The provision establishes a 10-day exceptions request process. In connection with the DRA, on February 13, 2006 CMS issued three program transmittals instructing its contractors on implementing the exceptions process. Under the instructions, a two-tier process is established providing for automatic exceptions based upon diagnoses and patient condition, and a manual exceptions process for other claims that are not automatically exempt. These changes were retroactive to January 1, 2006. While initially there were delays in processing claims, most of the implementation issues were resolved. Generally, most nursing home therapy claims fell within the automatic exceptions group, and, therefore, we did not experience a disruption of services. However, the delayed communication and implementation of the exceptions process negatively impacted Medicare Part B therapy utilization during the three months ended March 31, 2006. There continues to be uncertainty regarding how the Medicare Part B therapy cap will be addressed in future reimbursement policy. CMS recently announced the proposed physician fee schedules and the implementation of the therapy caps effective January 1, 2007. The proposed rules suggest the therapy caps will increase from the current level of $1,740 to $1,780. On December 9, 2006, Congress passed legislation extending the existing exceptions process through December 31, 2007, removing a significant threat to our rehabilitation therapy business for the short term. No assurances can be made or given that Congress will extend the exceptions process beyond calendar year 2007, or enact other revisions.

Back to Index

By law, Medicare reimbursement for physician and non-physician professional services (including Medicare Part B physical therapy, speech pathology and occupational therapy services) is based on fee schedules. On August 22, 2006, CMS published in the Federal Register the proposed calendar year 2007 physician and non-physician fee schedule rules. In an accompanying press statement, CMS indicated that it anticipated calendar year 2007 physician fee schedules would be reduced by 5.1% effective January 1, 2007. On December 9, 2006, Congress passed legislation that negated the rate reduction and established a 1.5% bonus incentive to providers who report on quality measures in 2007.

Effective January 1, 2006, under the MMA, Medicaid coverage of prescription drugs for Medicare beneficiaries who are also eligible for Medicaid have been shifted to the Medicare program (Medicare Part D). These residents are referred to as “dual eligibles.” This change has affected a significant percentage of residents in our nursing facilities. The final regulations and subsequent specific sub-regulatory guidance specifically require the new prescription drug plans and Medicare Advantage Plans that offer prescription drug coverage to provide convenient access to long-term care pharmacies and to offer standard contracts to all long-term care pharmacies within the plans’ service areas that meet performance standards specified by CMS. Currently, under contract, Omnicare, Inc., through its wholly owned subsidiary, provides services required for our residents. Under Medicare Part D, reimbursement for such services is provided through such plans as the primary payor for prescription drugs. Effective January 1, 2006, all dual eligible participants were automatically assigned to PDPs. Our long-term care pharmacy provider, Omnicare, negotiates its payment terms directly with the PDPs. It is important to note that, in its 2007 Work Plan, the Office of Inspector General stated that it will focus on whether skilled nursing facilities are properly passing through any benefits they receive through contracts with PDPs to their beneficiaries.

Implementation of the new prescription drug benefit has been challenging; however, our residents have not experienced a significant disruption in receiving their necessary medication. Given the scale of the conversion, and the voluntary nature of Medicare Part D enrollment for other than dually eligible residents, there were complex implementation issues. CMS has been responsive to issues as they have been identified and transmitted. Additionally, in a number of states, special provisions are being considered or implemented under the state Medicaid plans to safeguard individuals automatically enrolled in the new Medicare Part D. Because of concerns that the MMA shifts prescription drug coverage from Medicaid to Medicare through private plans, CMS extended its initial 30-day transition period for those persons transitioning to the Part D program to 90-days. This transition period expired on April 1, 2006. Identifying nursing home residents and communicating formulary and coverage decisions continues to be challenging.

The second open enrollment for the Medicare Part D benefit began in mid-November, 2006 and will run through the end of the calendar year. Automatic plan selection changes may be required for some dual eligibles and low-income subsidized beneficiaries. There continues to be a risk that these changes and related issues with the implementation of Medicare Part D may disrupt pharmacy services to our facilities. Any such change or reduction in long-term care pharmacy services could create additional cost for us, reduce our ability to meet quality standards and disrupt service delivery to our residents.

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

Back to Index

Our revenues could be impacted by federal and state changes to Medicaid.

Jointly financed by the federal and state governments, Medicaid is an essential part of the health coverage and financing system nationally and in every state. Combined federal and states’ Medicaid outlays are projected to approximate $347.0 billion in calendar year 2007 and account for nearly 15% of total national healthcare expenditures. Medicaid is the principal purchaser for approximately 45% of nursing home services purchased in the United States. Rapidly increasing Medicaid spending combined with slow state revenue growth and competing budgetary requirements has led many states to institute measures aimed at controlling spending growth. Historically, these budget pressures have translated into reductions in the rate of growth of state Medicaid spending. Budget constraints and other factors have caused some states to curb Medicaid reimbursement to nursing facilities, and states may continue to curb or delay payments to nursing facilities in the future. The Balanced Budget Act of 1997 granted the states greater flexibility in establishing Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempted institutional care, including nursing facility services, these programs could ultimately change the Medicaid reimbursement system for long-term care. These changes could include changing reimbursement for pharmacy services from fee-for-service, or payment per procedure or service rendered, to a fixed amount per person utilizing managed care negotiated or capitated rates. In each of the major states where we provide services, we are working with trade groups, consultants and government officials to address responsibly the particular funding issues. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which we operate, which could result in Medicaid rate adjustments that are below the average inflationary increase in our operating costs. States may be unable to continue to support financially growing Medicaid programs as currently structured and there is no assurance that federal assistance with the funding of these programs will continue.

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

The President’s proposed fiscal 2007 federal budget recommended spending reductions for both Medicare and Medicaid. One of the specific changes advanced by the President is a request to phase-down the level of federal matching under Medicaid for provider assessments. Current regulations permit states to receive federally matched funds for up to 6% of aggregate outlays for state Medicaid nursing home services. On December 9, 2006, Congress passed legislation reducing the maximum federal matching to 5.5% of aggregate Medicaid outlays. This reduction in funding, which will become effective January 1, 2008, is expected to have an adverse effect on our business, results of operations, financial position and cash flows.

The DRA reduced projected Medicaid outlays by $6.9 billion over five years. The President signed this legislation into law on February 8, 2006. Among the provisions of the final legislation were requirements that extend the Medicaid look-back period for asset transfers from three years to five years, a change in the manner that annuities are considered and a change in the date for calculating the look-back penalty from the date of transfer to the date that Medicaid nursing home services are delivered. It is our understanding that CMS will be issuing specific guidance regarding the changes in the asset transfer rules. The DRA also implemented new penalties and rule changes to deter asset transfers individuals make to become Medicaid eligible. These changes may affect the number of people potentially eligible for Medicaid funding. We are unable to predict what impact this provision of the DRA will have on our financial condition, results of operations and cash flows, if any.

Under the DRA, states may be allowed to reduce the benefits provided to certain Medicaid enrollees, which could affect the services that states contract for with us. On July 12, 2006, CMS issued interim final regulations implementing the requirement that Medicaid recipients must be able to show proof of citizenship. We are unable to predict the outcome of these potential changes and their impact on our financial condition, results of operations and cash flows, if any.

Congress, during its fiscal year 2006, scaled back proposed Medicaid reductions through 2006. The final enactment is a compromise establishing a National Medicaid Commission authorized to make specific policy recommendations, while agreeing to defer Medicaid cuts during fiscal year 2006, and providing reconciliation instructions to Congress to make $10.0 billion in aggregate Medicaid reductions during fiscal years 2007 to 2011. Some of the ideas generated by the National Medicaid Commission were incorporated into the DRA. The National Medicaid Commission is mandated

Back to Index

to deliver to the Congress a second report by the end of 2006 making specific recommendations for a comprehensive reform of the Medicaid program. These proposals may be considered in the coming 110th Congress. No predictions can be made as to the ultimate outcome of these reform proposals. We cannot predict the extent of the impact that such decrease, if any, in spending by the federal government will have on our business, financial condition, results of operations and cash flows.

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

In the ordinary course of our business, we periodically receive notices of deficiencies for failure to comply with conditions of participation in the Medicare and Medicaid programs. We review such notices and take appropriate corrective action. In these cases, we submit our plan to bring the center into compliance with regulations which must be accepted by the reviewing agency prior to its implementation. In some cases, the reviewing federal or state agency may take various adverse actions against a provider, including but not limited to:

•	the imposition of fines;
•	suspension of payments for new or all admissions to the center; and
•	in extreme circumstances, exclusion from participation in the Medicare or Medicaid programs and revocation of a center’s or service site’s license.

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

Back to Index

fines and treble damage claims if we violate the civil provisions that prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment.

State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers. HIPAA and the Balanced Budget Act expanded the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicaid program.

The DRA requires providers who make or receive over $5 million in payments from state health plans to establish policies and procedures detailing the Federal False Claims Act, state false claims acts (if applicable), state Whistleblower Protection Acts, and other state laws related to the reduction of fraud and abuse. This provision may require us to implement state-specific employee training based on these laws. Further, as a result of the DRA, certain states are contemplating the need for their own false claims acts which, if implemented, may impose stricter penalties than the federal statute and regulations.

While we believe that our business practices are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to change and interpretation. Determinations of alleged fraud could have an adverse effect on our business, results of operations, financial condition and cash flows.

HIPAA requires us to comply with standards for the internal use of identifiable health information and the sharing of such information with third parties, such as payors, business associates, residents and patients. The standards promulgated under HIPAA regulate the exchange of information in common healthcare transactions, the use of electronic signatures, the development of unique identifiers for providers, employers, health plans and individuals, the security and privacy of identifiable health information, and enforcement.

Sanctions for failing to comply with the HIPAA health information practices provisions include criminal penalties and civil sanctions that could have a material adverse effect on us.

State laws and regulations could affect our ability to grow.

Several states in which we operate our business, as well as states in which we may wish to operate in the future, have adopted certificate of need or similar laws that generally require that a state agency approve certain acquisitions and determine the need for certain bed additions, new services and capital expenditures. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability to provide the service, to operate the centers, to complete the acquisition, addition or other change, and can also result in the imposition of sanctions or adverse action on the center’s license and adverse reimbursement action. There can be no assurance that we will be able to obtain state approval for all future projects requiring such approval or that such approvals will be timely.

Possible changes in the case mix of patients as well as payor mix and payment methodologies may significantly affect our profitability.

The sources and amounts of our patient revenues will be determined by a number of factors, including licensed bed capacity and occupancy rates of our centers, the mix of patients and the rates of reimbursement among payors. Likewise, therapy services provided by our rehabilitation therapy services business will vary based upon payor and payment methodologies. Changes in the case mix of the patients as well as payor mix among private pay, Medicare and Medicaid will significantly affect our profitability. Particularly, any significant increase in our Medicaid population could have an adverse effect on our business, results of operations, financial condition and cash flows, especially if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates.

We face intense competition in our business.

The healthcare industry is highly competitive. We compete with a variety of other organizations in providing healthcare services. Certain competing organizations have greater financial and other resources and may be more established in their respective communities than we are. Competing organizations may offer newer or different centers or services than us, including a variety of community based services, and may thereby attract patients or customers who are presently patients, customers or are otherwise receiving our services.

Our inpatient services segment is capital intensive, requiring us to direct continually financial resources to the maintenance and enhancement of our physical plant and equipment.

As of September 30, 2006, we wholly owned or leased 161 skilled nursing and assisted living centers. Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment. Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers. In addition, the cost to replace our existing centers through

Back to Index

acquisition or construction is substantially higher than the carrying value of our centers. We are undertaking a process to allocate more aggressively capital spending within our owned and leased centers in an effort to address issues that arise in connection with an aging physical plant.

If factors, including factors indicated in these “Risk Factors” and other factors beyond our control, render us unable to direct the necessary financial and human resources to the maintenance, upgrade and modernization of our physical plant and equipment, our business, results of operations, financial condition and cash flows could be adversely impacted.

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

In addition, we are self-insured for a significant portion of our exposure for workers’ compensation insurance, general and professional liability claims and health insurance provided to our employees. Accordingly, we are liable for payments to be made. To the extent claims are greater than estimated, they could adversely affect our business, results of operations, financial condition and cash flows.

We could experience significant increases in our operating costs due to continued intense competition for qualified staff, minimum staffing laws in the healthcare industry and potential labor strikes.

We and our industry continue to experience shortages in qualified professional clinical staff. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. As the demand for these services continually exceeds the supply of available and qualified staff, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has increased pressure on our operating margins. Lastly, increased attention to the quality of care provided in skilled nursing facilities has caused several states to mandate and other states to consider mandating minimum staffing laws that further increase the gap between demand for and supply of qualified individuals and lead to higher labor costs. While we have been able to retain the services of an adequate number of qualified personnel to staff our facilities appropriately and maintain our standards of quality care, there can be no assurance that continued shortages will not affect our ability to attract and maintain an adequate staff of qualified healthcare personnel in the future. A lack of qualified personnel at a facility could result in significant increases in labor costs and an increased reliance on expensive temporary professional staffing agencies at such facility or otherwise adversely affect operations at such facility. Any of these developments could adversely affect our business, results of operations, financial condition and cash flows.

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

Back to Index

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

As of September 30, 2006, we receive approximately 80% of our inpatient services revenue from operations in Pennsylvania, New Jersey, Maryland, Massachusetts and West Virginia. The economic condition of these markets could affect the ability of our patients and third-party payors to reimburse us for our services through a reduction of disposable household income or the ultimate reduction of the tax base used to generate state funding of their respective Medicaid programs. An economic downturn, or changes in the laws affecting our business in these markets and in surrounding markets, could have an adverse effect on our business, results of operations, financial condition and cash flows.

Realization of the tax benefit relating to our net operating loss carryforward is subject to numerous risks.

We estimate our net operating loss carryforward is approximately $83.2 million at September 30, 2006 after giving effect to NCI’s consolidated federal tax return completed for the period ended September 30, 2004. However, such net operating loss carryforward may further need to be adjusted pending settlement of any federal tax audit of tax years ending on or before that date which could materially reduce, or even eliminate, our estimated net operating loss carryforward. The amount and timing of any realized tax benefit resulting from the utilization of the net operating loss carryforward is a function of future taxable income, multiple change of ownership limitations

Back to Index

imposed by Section 382 of the Internal Revenue Code of 1986, as amended, contractual limitations imposed by the tax sharing agreement with NCI, and the term of the carryforward period.

Recent legislation and the increasing costs of being publicly owned are likely to impact our future financial position and results of operations.

In connection with the Sarbanes-Oxley Act of 2002, we are subject to rules requiring our management to report on the effectiveness of our internal controls over financial reporting, and further requiring our independent registered public accounting firm to attest similarly to such effectiveness. If we fail to have effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and reliable financial information which could, in turn, have an adverse effect on our business, results of operations, financial condition and cash flows.

Significant regulatory changes, including the Sarbanes-Oxley Act and rules and regulations promulgated as a result of the Sarbanes-Oxley Act, have increased, and in the future are likely to further increase, general and administrative costs. In order to comply with the Sarbanes-Oxley Act of 2002, the listing standards of the NASDAQ Global Market, and rules implemented by the Securities and Exchange Commission (SEC), we have had to hire additional personnel and utilize additional outside legal, accounting and advisory services, and may continue to require such additional resources. Moreover, in the rapidly changing regulatory environment in which we now operate, there is significant uncertainty as to what will be required to comply with many of the new rules and regulations. As a result, we may be required to spend substantially more than we currently estimate, and may need to divert resources from other activities, as we develop our compliance plans.

New accounting pronouncements or new interpretations of existing standards could require us to make adjustments in our accounting policies that could affect our consolidated financial statements.

The Financial Accounting Standards Board (FASB), the SEC, or other accounting organizations or governmental entities issue new pronouncements or new interpretations of existing accounting standards that sometimes require us to change our accounting policies and procedures. Future pronouncements or interpretations could require us to change our policies or procedures and have a significant impact on our consolidated financial statements.

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

We have made and may make additional acquisitions of, investments in, and strategic alliances with complementary businesses utilizing cash or debt financing to enable us to capitalize on our position in the geographic markets in which we operate and to expand our businesses geographically. Implementation of this strategy entails a number of risks, including:

•	inaccurate assessment of undisclosed liabilities;
•	diversion of management’s attention from our existing operations;
•	difficulties in assimilating the operations of an acquired business or in realizing projected revenue synergies, efficiencies and cost savings; and
•	increase in our indebtedness and a limitation on our ability to access additional capital when needed.

Certain changes may be necessary to integrate the acquired businesses into our operations, to assimilate new employees and to implement reporting, monitoring, compliance and forecasting policies and procedures.

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

Back to Index

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

Beginning in fiscal 2004 and throughout fiscal 2006, we and the rehabilitation therapy services sector have experienced a shortage of qualified rehabilitation therapists. As the demand for these services continues to exceed the supply of available therapists, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals while utilizing outside contractors for these services at premium rates. We have undertaken a series of actions intended to improve the operating performance of our rehabilitation therapy services segment. If we are unsuccessful in achieving our performance improvement objectives, it could have an adverse effect on our business, results of operations, financial condition and cash flows.

Portions of our historical financial information and our pro forma financial information may not be representative of our results as a separate company.

Prior to our spin-off on December 1, 2003, our operations were conducted as part of the consolidated NCI entity and not as a stand-alone entity. Accordingly, the financial information included or incorporated by reference in this annual report as of dates prior to the spin-off may not reflect the results of operations, financial condition and cash flows that would have been achieved had our company been operated independently during such periods and as of such dates presented.

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

Back to Index

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

Back to Index

ITEM 2:   PROPERTIES

Inpatient Sites of Service

The following table provides information by state as of December 1, 2006 regarding the eldercare centers we own, lease and manage. Included in the center count are 26 stand-alone assisted living facilities with 2,325 units and 15 skilled nursing facilities with 425 assisted living units.

	Wholly Owned Centers		Leased Centers		Managed Centers (1)		Total
State	Facilities	Beds	Facilities	Beds	Facilities	Beds	Facilities	Beds
Pennsylvania	32	4,218	8	941	5	863	45	6,022
New Jersey	20	2,850	7	1,356	5	577	32	4,783
Maryland	14	1,756	6	831	13	1,881	33	4,468
Massachusetts	16	2,170	2	250	11	639	29	3,059
West Virginia	23	1,890	5	394	1	62	29	2,346
New Hampshire	10	972	2	208	2	246	14	1,426
Connecticut	9	1,330	-	-	1	70	10	1,400
Delaware	5	582	-	-	2	237	7	819
Virginia	2	210	1	240	-	-	3	450
Rhode Island	3	373	-	-	-	-	3	373
North Carolina	-	-	-	-	2	340	2	340
Vermont	3	314	-	-	-	-	3	314
Total	137	16,665	31	4,220	42	4,915	210	25,800
(1)

Managed centers include 9 properties with 1,331 beds that are jointly owned by us and independent third-parties. Also included in managed centers are 8 transitional care units with 206 beds located in hospitals principally in the Commonwealth of Massachusetts.

We believe that our physical properties are well maintained and are in a suitable condition for the conduct of our business. In fiscal 2006, we significantly increased our level of capital spending in an effort to upgrade and modernize our physical plant. Our capital spending plan for fiscal 2007 contemplates spending levels in the range of $75 million to $85 million.

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

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 2006.

ITEM 4A: EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and biographies set forth information with respect to persons who serve as our executive officers:

Name	Age	Position
George V. Hager, Jr.	50	Chief Executive Officer and Class I Director (Chairman of the Board of Directors)
James V. McKeon	42	Executive Vice President and Chief Financial Officer
Robert A. Reitz	56	Executive Vice President and Chief Operating Officer
David C. Almquist	52	Executive Vice President
Richard P. Blinn	52	Executive Vice President
Eileen M. Coggins	42	Senior Vice President, General Counsel and Corporate Secretary
Barbara J. Hauswald	47	Senior Vice President, Planning and Development
Richard Pell, Jr.	58	Senior Vice President, Administration
A. T. Locilento, Jr.	63	Senior Vice President, Human Development
Thomas DiVittorio	38	Vice President, Corporate Controller and Chief Accounting Officer

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

Back to Index

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

David C. Almquist has served as our executive vice president since December 2003. Mr. Almquist served as president of NCI’s Chesapeake ElderCare region from 1996 until December 2003. Mr. Almquist has over 29 years of experience in the healthcare industry.

Richard P. Blinn has served as our executive vice president since December 2003. Mr. Blinn served as president of NCI’s New England ElderCare region from 1998 until December 2003. Mr. Blinn has over 27 years of experience in the healthcare industry.

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

Arthur T. “Bud” Locilento, Jr. has served as our senior vice president of human development since August 2006, and is responsible for determining and implementing our human capital strategy. Prior to joining us, he founded and operated Human Capital Partners from April 2003 through August 2006, a retained executive search firm that provided recruitment services principally to clients in the healthcare and financial services industries. From April 1998 through April 2003, he served as managing director of the Diversified Search Companies, with responsibility for conducting senior-level retained searches in a variety of industry sectors with emphasis on the healthcare and financial services sector.

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

The following table indicates, for each of the quarters in the fiscal years ended September 30, 2006 and 2005, the range of high and low closing prices of our common stock reported on the NASDAQ Global Market System.

Quarter Ended	High	Low

December 31, 2005	$43.98	$36.14
March 31, 2006	44.85	36.10
June 30, 2006	48.11	42.86
September 30, 2006	48.57	43.90

Quarter Ended	High	Low

December 31, 2004	$36.70	$29.24
March 31, 2005	43.27	33.11
June 30, 2005	46.62	35.39
September 30, 2005	47.96	39.16

As of December 1, 2006, there were 3,808 shareholders of record of our common stock. We have never declared or paid cash dividends on our common stock. Our ability to pay dividends on our common stock is restricted by our senior credit agreement and senior subordinated notes agreement. See Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Management does not anticipate the payment of cash dividends on our common stock in the foreseeable future.

The equity compensation plan table and related footnotes included under Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report is incorporated herein by reference.

Back to Index

ITEM 6:	SELECTED FINANCIAL DATA

Year ended September 30,	2006	2005	2004	2003	2002
Statement of Operations Data (1)
(in thousands, except per share and ratio data)
Net revenues	$1,770,298	$1,711,433	$1,558,197	$1,409,425	$1,322,789
Income from continuing operations	37,943	46,228	30,449	27,563	41,362
Net income	$35,877	$46,068	$28,242	$10,036	$35,911
Diluted earnings per share from continuing operations (2)	$1.93	$2.31	$1.51
Diluted earnings per share from net income (2)	$1.83	$2.30	$1.40
Ratio of earnings to fixed charges	2.84x	2.95x	2.21x	2.22x	3.43x
Operating Data of Inpatient Services Segment:
Payor Mix:
Medicaid	52%	54%	51%	50%	48%
Medicare	29%	27%	29%	28%	29%
Private pay and other	19%	19%	20%	22%	23%
Average owned/leased eldercare center beds, including consolidated VIEs	20,895	21,167	21,621	23,463	24,139
Occupancy percentage	91%	90%	91%	91%	92%
Average managed eldercare center beds, excluding consolidated VIEs	4,983	5,482	4,870	5,615	7,898

At September 30,	2006	2005	2004	2003	2002
Balance Sheet Data (in thousands)
Working capital	$222,195	$214,864	$199,144	$94,130	$69,263
Total assets	1,472,530	1,412,700	1,372,848	1,150,525	1,161,216
Long-term debt, including current installments	444,834	451,096	484,514	318,774	326,476
Shareholders’ equity	$700,474	$650,813	$555,076	$563,447	$589,966
(1)

For a discussion of operating results from fiscal 2004 through fiscal 2006, and factors affecting comparability of financial information, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” The net revenues and income from continuing operations data for all periods presented have been adjusted to exclude discontinued operations. The payor mix and occupancy data have also been adjusted to exclude discontinued operations.

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

Overview

We are one of the largest providers of healthcare and support services to the elderly in the United States. Within our network of geographically concentrated facilities, we offer services focusing on the primary medical, physical and behavioral issues facing the medically complex elderly population. We are focused on qualitative and quantitative clinical performance measures in order to enhance and improve continuously the care provided in our facilities. Through our physicians, nurses, therapists and other members of our interdisciplinary medical care team, we apply a comprehensive approach to the complex needs facing the elderly, which we believe has resulted in our above-industry average occupancy levels and an enhanced level of Medicare and private paying patients. We receive higher rates of reimbursement from Medicare and private paying and other patients. For the twelve months ended September 30, 2006, the average occupancy level in our inpatient facilities was approximately 91% and approximately 48% of our net revenues were from Medicare and private paying and other patients.

Approximately 90% of our net revenues are generated through our inpatient services segment. Our inpatient services business is offered through a network of skilled nursing and assisted living centers primarily located in the eastern United States. Our eldercare centers are concentrated in the states of Pennsylvania, New Jersey, Maryland Massachusetts and West Virginia. We currently own, lease, manage or jointly own 210 eldercare facilities, consisting of 176 skilled nursing facilities, 26 assisted living facilities and 8 transitional care units together totaling 25,800 beds.

Our rehabilitation therapy segment, which represents approximately 8% of our net revenues, provides an extensive range of rehabilitation therapy services to the elderly, including speech pathology, physical therapy and occupational therapy in our eldercare regional market concentrations. These services are provided by approximately 4,900 licensed rehabilitation therapists and assistants employed or contracted by us at substantially all of the eldercare facilities we operate, as well as by contract to third-party healthcare facilities operated by other providers and through our 13 outpatient rehabilitation agencies. We also provide other complementary healthcare services, the revenues for which are included in all other services revenues in our segment financial information.

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

Back to Index

occurred in the geographic areas in which we operate, it could adversely affect our ability to attract and retain qualified personnel and could further increase our operating costs, without a corresponding increase in the level of government funded reimbursement.

Beginning in fiscal 2004 and continuing through fiscal 2006, we and the rehabilitation therapy services sector have experienced a shortage of qualified rehabilitation therapists. As the demand for these services continues to exceed the supply of available therapists, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals while utilizing outside contractors for these services at premium rates. Although we have been able to retain adequate levels of qualified therapists to maintain our standards of quality care in the services we provide, the shortage of qualified therapists has impacted negatively our profitability and our ability to generate new therapy business. We implemented certain initiatives in fiscal 2006 intended to improve our therapist recruitment and retention capabilities while also being more aggressive in pricing our services and more selective in our external customer base. These initiatives, along with the implementation of a more efficient and integrated time collection system to improve the productivity of our therapist workforce are intended to improve the profitability of this business.

For a description of our material challenges and risks, including an analysis of industry trends and the effect of recent legislation on our operations, see Item 1A — “Risk Factors.”

Certain Transactions and Events

Acquisition of ElderCare Centers

Subsequent to September 30, 2006, we completed two transactions to acquire eldercare center assets.

Effective November 1, 2006, we purchased a 115 bed skilled nursing facility in the State of Maryland. The net purchase price of $8.1 million has been financed with $6.0 million of debt from our revolving credit facility and $2.1 million of cash. This facility generates annual revenues of approximately $7.0 million.

Effective December 1, 2006, we completed the purchase of two skilled nursing facilities and four assisted living facilities in the State of West Virginia for a net purchase price of $41.1 million. The purchase has been financed with $33.0 million of debt from our revolving credit facility and $8.1 million of cash. The combined facilities generate annual revenues of approximately $20.0 million.

Amendments to NCI Agreements

On August 18, 2006, we and Omnicare, Inc. (Omnicare) entered into (i) an Amended and Restated Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services, dated as of July 1, 2006, which agreement amends and restates the Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services, dated as of December 1, 2003, by and between us and NeighborCare Pharmacy Services, Inc. (NPS), as first amended on May 7, 2004 and second amended on June 9, 2005 (the “Pharmacy Services Agreement”), and (ii) an Amended and Restated Master Agreement for Specialty Beds and Oxygen Concentrators, dated as of July 1, 2006, which agreement amends and restates the Master Agreement for Specialty Beds and Oxygen Concentrators, dated as of December 1, 2003, by and between us and NPS (the “Durable Medical Equipment Agreement”). On July 28, 2005, Omnicare acquired NPS in a merger transaction pursuant to which NPS became a wholly owned subsidiary of Omnicare. Pursuant to the above-referenced merger transaction, Omnicare succeeded to all of NPS’s rights and obligations under the Pharmacy Services Agreement and Durable Medical Equipment Agreement.

Back to Index

Pharmacy Services Agreement

We and Omnicare amended the Pharmacy Services Agreement in order to, among other things: (i) extend the initial term for an additional five years to November 30, 2018; (ii) provide for annual price reviews and potential price adjustments based on the number of skilled nursing facility beds served by Omnicare under the Pharmacy Services Agreement; and (iii) reduce the prices paid by us for certain medications, including modifying the discounts available to us for our prompt payment of Omnicare invoices.

Durable Medical Equipment Agreement

We and Omnicare amended the Durable Medical Equipment Agreement in order to, among other things: (i) permit us to purchase or rent certain equipment directly from a certain manufacturer or its affiliates or successors; (ii) increase price discounts available to us for our prompt payment of Omnicare invoices; and (iii) reduce the cost to us for certain products.

Purchase of Joint Venture Interests

In June 2006, we acquired a 49% limited partnership interest in a joint venture with capital contributions amounting to $2.1 million as of September 30, 2006. The joint venture is engaged in the construction of an office building. The total cost of the project is estimated to be between $17 million and $19 million and will be financed with capital contributions from the partners and a line of credit of up to $14 million. The building is expected to be completed by the end of our fiscal year-ended September 30, 2007. We, as the primary tenant of the building under construction, consolidate and capitalize the construction costs and borrowings under the line of credit through the construction phase of the project. At September 30, 2006, we included in our consolidated balance sheet $4.1 million classified as property and equipment for the construction in progress to date and a $2.0 million obligation classified as other long-term liabilities representing the other parties’ contributions less the partnership’s cash balance at the end of the period. Once the project is complete, we will re-evaluate our accounting.

In December 2005, we deposited into escrow $4.1 million to acquire all of our joint venture partners’ interests in three skilled nursing facilities located in the State of West Virginia having a combined 208 beds. We owned a 50% interest in and managed the operations of each of the three facilities, but upon completion of the transaction on June 1, 2006 owned 100% of each facility and consolidated the related revenues, expenses and net assets. We had already consolidated the financial statements of one of the facilities and recorded minority interest to reflect its joint venture partners’ interests.

Effective January 1, 2005, we acquired our joint venture partner’s interest in a Commonwealth of Massachusetts skilled nursing facility having 123 beds. Prior to that acquisition, we owned a 50% interest in the facility and consolidated its operations upon adoption of FIN 46 effective January 1, 2003 as we determined we were the primary beneficiary of the partnership. Upon completion of the transaction, we owned 100% of the facility and adjusted the carrying value of the acquired interest in the assets and liabilities to fair value as of January 1, 2005. The aggregate consideration consisted of cash of $0.5 million to acquire the remaining partnership interests and the assumption of approximately $6.0 million of partnership debt, all of which was repaid at the closing of the transaction.

On January 5, 2004, we acquired our joint venture partner’s interest in two Massachusetts skilled nursing facilities we previously managed. We previously owned a 50% interest in one facility and a 20% interest in the other. Upon completion of the transaction, we owned 100% of both facilities and acquired approximately $6.0 million of working capital along with the property and equipment of the two skilled nursing facilities, having a total of 318 beds. The aggregate consideration consisted of $6.0 million in cash and the assumption of debt in the amount of approximately $20.0 million, of which $12.5 million was repaid following completion of the transactions.

Back to Index

Lease and Purchase Option Agreements

In May 2006, we announced that we signed an agreement to enter into lease and purchase option agreements with an unrelated provider of long-term care that operates 11 facilities with a combined total of 970 skilled nursing and assisted living facility beds located in the State of Maine. The transaction contemplates that we will enter into 11 separate agreements to lease the facilities over a 10-year term, with two five-year renewal options. We will also obtain an option to purchase all 11 properties in 2026 for $53.0 million. We expect to account for the transaction as a capital lease. Upon closing, we would expect to pay approximately $16.0 million of cash and the related capital lease obligation is expected to approximate $40.0 million. The 11 facilities currently generate approximately $65.0 million of annual revenue. The closing of the transaction, which is expected to occur in early calendar year 2007, is subject to receipt of regulatory approvals and various other customary conditions. Accordingly, no assurances can be given that the transaction will be consummated or, if it is, what the final terms will be or what its ultimate impact will be on our financial condition, results of operations and cash flows.

Share Repurchase

In April 2006, our board of directors authorized the repurchase of up to $150.0 million of our common stock, with such repurchases to take place at our management’s discretion and/or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market and in privately negotiated transactions, subject to any covenants or restrictions contained in agreements governing our indebtedness. Repurchases of common stock are restricted by our debt agreements, the most restrictive of which is our 8% senior subordinated notes. Such restrictions preclude repurchases of common stock above 50% of our net income since July 1, 2003. After considering common stock repurchases made to date and other repurchase provisions, our maximum common stock repurchasing capacity at September 30, 2006 was $22.7 million. In total, 1,075,745 shares of common stock have been repurchased under current and past common stock repurchase programs at a cost of $42.8 million, of which 288,408 shares at a cost of $10.7 million were repurchased during fiscal 2006.

Debt Repurchase

In February 2005, our board of directors authorized the repurchase of a portion of our 8% senior subordinated notes due 2013 from time to time in the open market commencing in March 2005 until December 31, 2006. There were $79.1 million of 8% senior subordinated notes repurchased through September 30, 2006, of which $8.2 million were repurchased in fiscal 2006. The total debt repurchases made to date resulted in prepayment premium charges of $7.9 million and the write-off of unamortized deferred financing fees and other fees of $3.0 million. These charges, along with the write-off of unamortized deferred financing fees, are collectively included in loss on early extinguishment of debt in the consolidated statements of operations, of $0.8 million, $11.8 million and $1.7 million for the years ended September 30, 2006, 2005 and 2004, respectively.

Issuance and Registration of Convertible Senior Subordinated Debentures

In March 2005, we completed a private placement of $180.0 million aggregate principal amount of our 2.5% convertible senior subordinated debentures due 2025 to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. After paying financing fees of approximately $5.5 million, we used (i) approximately $20.1 million of the net proceeds of the offering to repurchase shares of our common stock from the initial purchasers of the debentures in negotiated transactions concurrently with the offering, (ii) approximately $119.7 million of the net proceeds to repay the remaining outstanding borrowings under the term loan portion of our senior credit facility, and (iii) the balance for general corporate purposes, including debt repurchases described above. In July 2005, we registered with the Securities and Exchange Commission the resale of the convertible senior subordinated debentures and the relating guarantees and underlying common stock.

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

Recognition of Pennsylvania and New Jersey Provider Assessments

Provider assessments generate additional federal matching funds to the states for Medicaid reimbursement purposes, and implementation of a provider assessment plan requires approval by the Centers for Medicare and Medicaid (CMS) in order to qualify for federal matching funds. These plans usually take the form of a bed tax or a quality assessment fee, which is imposed uniformly across classes of providers within the state. In turn, the state generally utilizes the additional federal matching funds generated by the tax to pay increased reimbursement rates to the providers, which often include a repayment of a portion of the provider tax based on the provider’s percentage of Medicaid patients.

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

In February 2005, CMS approved the New Jersey provider assessment. The New Jersey provider assessment, which was retroactive to July 1, 2004 and will expire on June 30, 2007, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the New Jersey provider assessment resulted in increased revenue and net income of $22.1 million and $3.7 million, respectively, in fiscal 2005, of which $4.3 million of revenue and $0.6 million of net income relates to periods prior to fiscal 2005.

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

The Spin-Off

Prior to December 1, 2003, our operations were owned by NCI. On December 1, 2003, NCI completed the distribution (the spin-off) of our common stock and our common stock began trading publicly on the NASDAQ Global Market System on December 2, 2003 under the symbol “GHCI.” Prior to the spin-off, NCI was named Genesis Health Ventures, Inc.

NCI consummated the spin-off by distributing, on a pro rata basis, all of our shares to holders of record of NCI common stock at the close of business on October 15, 2003, the record date for the spin-off. Based on the total

Back to Index

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

We and NCI agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin-off. In addition, we and NCI agreed to certain mutually beneficial commercial arrangements intended to reflect terms similar to those that would be agreed to by parties bargaining at arm’s length.

Adoption of New Accounting Pronouncement for Share-Based Payments

Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee’s service period. We previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

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

We recorded stock-based compensation expense for the years ended September 30, 2006, 2005 and 2004 and as follows (in thousands):

	2006	2005	2004

Stock options	$4,523	$-	$-
Stock incentive plan	5,130	4,120	2,636
Stock held in deferred compensation plan	1,440	1,665	1,024
Total stock-based compensation before income taxes	11,093	5,785	3,660
Income tax benefit	(4,492)	(2,314)	(1,449)
Total stock-based compensation after income taxes	$6,601	$3,471	$2,211

As of September 30, 2006, there was $7.0 million of total unrecognized compensation cost related to non-vested stock options granted under our stock option plan, which is expected to be recognized over the remaining vesting periods as follows: $3.4 million in fiscal 2007, $3.3 million in fiscal 2008 and $0.3 million in fiscal 2009. The expected recognition of compensation expense could differ from these estimates as better information becomes available regarding the turnover trends of our plan participants and forfeiture assumptions are revised accordingly. As of September 30, 2006, there was $12.9 million of total unrecognized compensation cost related to future service periods for non-vested restricted stock granted under the stock incentive plan, which is expected to be

Back to Index

recognized over the remaining vesting periods as follows: $4.4 million in fiscal 2007, $4.4 million in fiscal 2008, $2.2 million in fiscal 2009, $1.2 million in fiscal 2010, and $0.7 million in fiscal 2011.

A detailed description of the components of stock-based compensation and the assumptions and methodologies used to determine fair value are described in note 15 — “Stock-Based Benefit Plans” to the consolidated financial statements.

Adoption of New Accounting Pronouncement for Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS No. 143,” (FIN 47). FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated, even though uncertainty exists about the timing and / or method of settlement. Certain of our real estate assets contain asbestos. The asbestos is believed to be appropriately contained in accordance with environmental regulations. If these properties were demolished or subject to renovation activities that disturb the asbestos, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed.

At September 30, 2006, we recognized a liability for the fair value of the asset retirement obligation aggregating approximately $5.3 million, which is included in other long-term liabilities and an asset aggregating approximately $2.3 million, which is included in property and equipment on the consolidated balance sheet. In addition, we recognized the cumulative effect of adopting FIN 47, totaling approximately $1.7 million, net of taxes, $1.5 million of which is included in cumulative effect of an accounting change and $0.2 million of which is included in loss from discontinued operations on the consolidated statements of operations for the year ended September 30, 2006.

Annual accretion of the liability and depreciation expense will be recorded each year for the impacted assets until the obligation year is reached, either by sale of the property, demolition or some other future event such as a government action. The estimated accretion of the liability and depreciation expense will approximate $0.5 million in fiscal 2007.

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

The following table reflects the payor mix of inpatient service revenues for the periods presented, and has been adjusted to exclude discontinued operations:

	Year Ended September 30,
	2006	2005	2004

Medicaid	52%	54%	51%
Medicare	29%	27%	29%
Private pay and other	19%	19%	20%
	100%	100%	100%

The sources and amounts of our revenues are determined by a number of factors, including licensed bed capacity and occupancy rates of our eldercare centers, the mix of patients and the rates of reimbursement among payors. Likewise, payment for ancillary medical services, including services provided by our rehabilitation therapy

Back to Index

services business, vary based upon the type of payor and payment methodologies. Changes in these and other factors can significantly affect our profitability.

See Item 1 — “Business — Revenue Sources” for more information regarding laws affecting Medicare and Medicaid revenues.

Results of Operations

Factors Affecting Comparability of Financial Information

Our consolidated statements of operations for the first two months (through November 30, 2003) of the twelve months ended September 30, 2004 have been prepared on a basis which reflects our historical financial statements assuming that the operations of NCI contributed in the spin-off were organized as a separate legal entity which owned certain net assets of NCI.

The allocation methodology followed in preparing the financial statements prior to the December 1, 2003 spin-off may not necessarily reflect what the results of operations, financial position and cash flows would have been had we been a separate stand-alone public entity for such periods.

Reasons for Non-GAAP Financial Information

The following discussion includes EBITDA which is a non-GAAP financial measure. For purposes of SEC Regulation G, a non-GAAP financial measure is a numerical measure of a registrant’s historical or future financial performance, financial position and cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented. In this regard, GAAP refers to U.S. generally accepted accounting principles. Pursuant to the requirements of Regulation G, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

Management believes that the presentation of EBITDA provides useful information to investors regarding our results of operations because this financial measure is useful for trending, analyzing and benchmarking the performance and value of our business. By excluding certain expenses and other items that may not be indicative of our core business operating results, this non-GAAP financial measure:

•

allows investors to evaluate our performance from management’s perspective, resulting in greater transparency with respect to supplemental information used by us in our financial and operational decision making;

•	facilitates comparisons with prior periods and reflect the principal basis on which management monitors financial performance; and
•	facilitates comparisons with the performance of others in the long-term care services industry.

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

Back to Index

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

Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not consider certain material costs necessary to operate our business. These costs include the cost to service our debt, the non-cash depreciation and amortization associated with our long-lived assets, the cost of our federal and state tax obligations, our share of the earnings or losses of our less than 100% owned operations, the operating results of our discontinued businesses and the cumulative effect of accounting changes. Because EBITDA does not consider these important elements of our cost structure, a user of our financial information who relies on EBITDA as the only measure of our performance could draw an incomplete or misleading conclusion regarding our financial performance. Consequently, a user of our financial information should consider net income an important measure of our financial performance because it provides the most complete measure of our performance.

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

EBITDA should be considered in addition to, not a substitute for, or superior to, GAAP financial measures.

Reconciliation of Net Income to EBITDA

	Year ended September 30,
(in thousands)	2006	2005	2004

Net income	$35,877	$46,068	$28,242
Add back:
Cumulative effect of an accounting change, net of taxes	1,539	-	-
Loss from discontinued operations, net of taxes	527	160	2,207
Equity in net income of unconsolidated affiliates	(1,977)	(2,600)	(1,202)
Minority interests	1,601	1,494	1,871
Income tax expense	25,839	28,644	19,897
Interest expense	25,242	28,809	32,592
Depreciation and amortization expense	62,519	53,704	51,310
EBITDA	$151,167	$156,279	$134,917

Fiscal 2006 Compared to Fiscal 2005

In the current year, revenues were $1,770.3 million, an increase of $58.9 million, or 3.4%, over the prior year. Of this growth, inpatient services revenue increased by $48.3 million, external rehabilitation therapy services revenue increased by $14.6 million and other businesses revenue decreased by $4.0 million.

The $48.3 million of revenue growth in our inpatient services segment is net of $36.7 million of New Jersey, Pennsylvania and New Hampshire provider tax assessments recognized in the prior year that pertained to prior periods. Exclusive of the retroactive provider assessments, revenues increased by $85.0 million primarily due to increased payor rates. In the aggregate, payor rates increased by $66.9 million versus the prior year with $30.5

Back to Index

million of such increase occurring in the Medicare payor category. Medicare rates increased by 7.7% due to the October 1, 2005 upward Medicare rate adjustment of 3.1%, higher Medicare patient acuity levels and the positive impact of the Medicare program’s RUGs refinement reimbursement regulations that took effect on January 1, 2006. Approximately $25.1 million of payor rate increases occurred in the Medicaid payor category of which $5.7 million was due to provider tax assessments in Connecticut, which became effective in the fourth quarter of fiscal 2005. The prior year contained one quarter of provider tax assessments in Connecticut. Medicaid revenue settlements and adjustments decreased by $6.0 million versus the prior year principally due to a $4.3 million Maryland cost report settlement in the prior year. The $25.4 million balance of Medicaid rate increases, which equate to a 3.2% increase, resulted from both increased acuity levels and legislative increases. Increases in private and insurance rates of 4.8% and 3.9%, respectively, were the primary reasons for the $11.3 million remainder of the overall rate increase. Approximately $3.6 million of the overall revenue increase is due to the step acquisition of two previously unconsolidated eldercare centers, which we previously jointly owned and managed. We purchased our joint venture partners’ ownership interest in the centers and, beginning in June 2006, we own and consolidate 100% of the operations. Overall occupancy increased to 91.5% in the current year from 90.2% in the prior year resulting in a $10.4 million revenue increase, including a 0.8% increase in occupancy resulting from 206 licensed beds being taken out of service over the past 12 months. Total patient days increased 52,659 to 6,961,676 in the current year compared to 6,909,017 in the prior year. Of the total increase in patient days, 15,125 days is attributed to the step acquisitions of two eldercare centers with the 37,534 patient day balance of the increase attributed to occupancy growth at our same facility centers which were included in both reporting periods. Remaining net revenue increases of $4.1 million were primarily due to increased Medicare Part B volume and other revenues.

The $14.6 million increase in external rehabilitation therapy services revenue resulted from net increased business volume of $16.3 million from new and existing contracts partially offset by a net $1.7 million revenue reduction primarily resulting from a decline in revenue mix caused by Medicare Part B revenues representing a lower percentage of overall revenues in the current year versus the prior year.

The $4.0 million decrease in other business revenue was the net result of $2.5 million of revenue decreases primarily resulting from decreased external business volume in our non-core hospitality and staffing services businesses, a $1.1 million decrease due to non-recurring management fees recorded in the fourth quarter of 2005 and a $1.4 million decrease resulting from decreased billing for certain shared services to our former parent company prior to our spin-off, with the remaining net $1.0 million increase primarily resulting from increased external business volume in our respiratory health services business.

Fiscal 2006 net income decreased to $35.9 million from $46.1 million in the prior year. Revenue increases of $58.9 million, as previously discussed, were offset by $59.6 million of increased salaries, wages and benefits and $1.8 million of higher other operating expenses. Of the $59.6 million of increased salaries, wages and benefits, $1.9 million is attributed to the step acquisitions of two eldercare centers and approximately $1.4 million is attributed to the replacement of higher cost temporary agency nurses with internally employed nurses with the balance of the increase due to normal inflationary growth in wage and benefits in both our inpatient services segment and rehabilitation therapy services segment, increased occupancy within our inpatient segment, increased inpatient nursing hours per patient day and nursing mix (i.e. a higher percentage of total nursing hours being represented by registered and licensed practical nurses versus nursing assistants) resulting from servicing higher acuity patients and increased rehabilitation therapy services business volume. The $1.8 million of increased other operating expenses was net of the $28.8 million retroactive portion of New Jersey and Pennsylvania provider assessment taxes recognized in the prior year that pertained to prior periods. Exclusive of retroactive provider taxes, other operating expenses increased by $30.6 million. Of the $30.6 million increase, $5.5 million was attributed to the write-down of the carrying value of two underperforming centers, $3.7 million was due to the recognition of newly implemented provider assessment taxes in Connecticut which became effective in the fourth quarter of fiscal 2005, $4.1 million was due to provider assessment tax increases in other states, $3.2 million was attributed to an increase in pharmacy and medical/nursing supply costs incurred to treat a higher acuity patient population, $4.6 million was due to increased natural gas and electricity costs and $1.0 million was due to the step acquisition of two previously unconsolidated eldercare centers. These increases were offset by approximately $2.1 million of reduced costs attributed to the replacement of higher cost temporary agency nurses with internally employed nurses and $1.7 million of reduced costs as the result of an impairment charge in the prior year to write-off the investment related to an abandoned rehabilitation services application system. The balance of the increase in other operating expenses of

Back to Index

approximately $12.3 million was largely attributed to normal inflationary increases in costs. The provision for losses on accounts receivable and notes receivable increased by $1.4 million as compared with the prior year primarily due to a slight deterioration in our accounts receivable aging. General and administrative costs increased by $12.5 million primarily due to increased payroll costs resulting from both wage inflation and additional resources to support multiple operational improvement and system initiatives as well as $5.3 million of incremental stock-based compensation primarily due to the October 1, 2005 adoption of SFAS 123R. Net income was further reduced from increases in depreciation and amortization expense, lower earnings of less than 100% owned subsidiaries, increased after-tax losses from discontinued operations and the cumulative effect of an accounting change net of taxes, each of which is further discussed below. Net income increased due to higher investment income, lower early extinguishment of debt costs, interest expense and income tax expense, each of which is further discussed below.

In the current year, EBITDA decreased by $5.1 million to $151.2 million compared with $156.3 million in the prior year. Inpatient services EBITDA decreased $9.6 million, of which $8.3 million was due to the retroactive New Jersey, Pennsylvania and New Hampshire provider tax assessments recognized in the prior year that pertained to prior periods, $5.5 million was attributed to the write-down of the carrying value of two underperforming centers, $4.6 million was due to increased natural gas and electricity costs and $6.0 million was due to decreased Medicaid revenue settlements and adjustments, partially offset by $0.6 million due to the step acquisition of two previously unconsolidated eldercare centers and $1.9 million of provider tax assessments in Connecticut. The prior year contained one quarter of tax assessments in Connecticut. The remaining $12.3 million increase resulted from the previously discussed other increases in payor rates, increased occupancy levels, increased Medicare Part B volume, and reduced utilization of agency labor offset by the impact of increased nursing hours per patient day and nursing mix, provider assessment tax expense increases in other states, increased provision for losses on accounts and notes receivable and inflationary increases in cost as well as increased pharmacy and medical/nursing supply costs. The rehabilitation services segment combined external and intersegment revenues increased by $24.8 million, while EBITDA increased by $3.8 million. Approximately $1.7 million of the EBITDA increase resulted from an impairment charge in the prior year to write-off the investment related to an abandoned rehabilitation services application system. Exclusive of such impairment charge, EBITDA increased by $2.1 million while EBITDA as a percentage of combined external and intersegment revenues (EBITDA margin) increased to 5.7% of revenues in the current year from 5.4% in the prior year. Of the aforementioned $2.1 million increase, $1.4 million was generated by increased revenues with the remaining $0.7 million increase resulting from EBITDA margin expansion. The margin expansion of $0.7 million primarily resulted from an increase in therapist productivity in the current year versus the prior year gained through newly implemented technology and pricing increases to customers, partially offset by the decline in revenue mix as discussed above and increased rates for both internal wages and temporary agencies. The increase in rates for both internal wages and temporary agencies was primarily being driven by high market demand for a limited pool of qualified therapists. Decreased loss on early extinguishment of debt in the current year increased EBITDA by $11.0 million. The $0.8 million loss on early extinguishment of debt recognized in the current year resulted from the write-off of deferred financing fees and other costs related to the repayment of $8.2 million of 8% subordinated debt. Of the $11.8 million loss on early extinguishment of debt recognized in the prior year, $0.4 million is due to the write-off of unamortized financing fees for several repaid mortgages, $1.3 million is due to the full write-off of unamortized financing fees for the term loan component of our senior credit facility and $2.7 million is due to the write-off of unamortized financing fees from the repurchase of our 8% senior subordinated notes. In addition, prepayment premiums on the repurchased 8% senior subordinated notes resulted in $7.4 million of debt extinguishment charges. The remaining decrease in EBITDA of $10.3 million in the current year versus the prior year in all other services and corporate costs resulted principally from $4.8 million of increased payroll costs resulting from both wage inflation and additional costs to support our operational improvement and system initiatives and $5.3 million of incremental stock based compensation primarily associated with the October 1, 2005 adoption of SFAS 123R.

Capital Costs and Other

Depreciation and amortization expense increased by $8.8 million to $62.5 million in the current year compared to $53.7 million for the same period in the prior year. The increase is primarily attributed to additional depreciation expense on incremental capital additions.

Back to Index

Interest expense decreased $3.6 million in the current year to $25.2 million, compared to $28.8 million for the same period in the prior year, due to repurchases of our 8% senior subordinated notes and the restructuring of our debt portfolio in the quarter ended March 31, 2005 resulting in a decline in our overall weighted average interest rate.

Investment income increased $0.5 million to $9.3 million in the current year compared to $8.8 million for the same period in the prior year. Investment income was reduced by $1.1 million from lower investment earnings on assets of our deferred compensation plan in our rabbi trust, offset by $1.6 million of higher interest income on cash and short-term investments.

Our effective tax rate approximated 40.5% for the current year. Our effective tax rate was adversely impacted in the current year by the lapsing of certain jobs-related tax credit provisions at December 31, 2005. Income tax expense in the prior year was recorded using an effective tax rate of approximately 40.0%, offset by the recognition of $0.5 million of tax credits, a $0.7 million tax refund and a $0.3 million adjustment to our income tax liability following the filing of our fiscal 2004 tax return. Income tax expense includes the provision of taxes on both equity in net income of unconsolidated affiliates and minority interests.

Operating results of our less than 100% owned subsidiaries in the current year declined compared to the prior year, resulting in a combined decrease of $0.7 million in equity in net income of unconsolidated affiliates and minority interests.

Loss from discontinued operations, net of taxes, was $0.5 million in the current year versus $0.2 million in the prior year. The increased loss is primarily due to an after-tax charge of $0.2 million recognized in the current year for the adoption of FIN 47.

Cumulative effect of an accounting change, net of taxes, of $1.5 million in the current year is due to the adoption of FIN 47 for continuing operations.

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

Back to Index

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

For fiscal 2005, EBITDA increased $21.4 million to $156.3 million compared with $134.9 million in the same period of the prior year. Inpatient services EBITDA increased $41.3 million, of which $14.2 million is due to provider tax assessments for New Jersey, Pennsylvania, Connecticut and New Hampshire, with $8.3 million of such provider tax assessments pertaining to periods prior to fiscal 2005. Increased Medicaid revenue settlements and adjustments are responsible for $2.0 million of the increase. Approximately $1.3 million of the increase is due to step acquisitions of two eldercare centers and $2.2 million is due to decreased lease expense, which is further described below, offset by reduced EBITDA of $1.1 million as the result of the deconsolidation of one eldercare

Back to Index

center effective May 31, 2004 pursuant to FIN 46. The remaining $22.7 million increase in EBITDA resulted from the previously discussed other increases in payor rates, increased quality mix, reduced utilization of external nursing agencies and reduced bad debt expense offset by the impact of decreased occupancy and inflationary increases in cost. EBITDA of our rehabilitation therapy services segment declined $6.8 million with $14.6 million of combined external and intersegment revenue increases being offset by $14.1 million of higher labor related costs, $5.6 million of increased utilization of temporary agencies and a $1.7 million impairment charge to write-off the investment related to an abandoned rehabilitation services application system. The increase in rehabilitation therapy labor and temporary agency costs is primarily being driven by high market demand for a limited pool of qualified therapists. Increased loss on early extinguishment of debt in the current year decreased EBITDA by $10.1 million. Of the $11.8 million loss on early extinguishment of debt recognized in fiscal 2005, $0.4 million is due to the write-off of unamortized financing fees for several repaid mortgages, $1.3 million is due to the full write-off of unamortized financing fees for the term loan component of our senior credit facility and $2.7 million is due to the write-off of unamortized financing fees from the repurchase of our 8% senior subordinated notes. In addition, prepayment premiums on the repurchased 8% senior subordinated notes resulted in $7.4 million of debt extinguishment charges. The remaining decrease in EBITDA of $3.0 million in fiscal 2005 in all other services and corporate costs resulted principally from $2.0 million of increased strategic consulting costs, $1.5 million of consulting costs incurred relative to compliance with the Sarbanes-Oxley Act and $1.6 million of support costs relative to the implementation of new inpatient data systems, partially offset by $2.1 million of net cost reductions primarily resulting from a decrease in estimate of self-insurance liability claims.

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

Our primary source of cash inflows comes from government funded programs, principally Medicaid and Medicare. Our operating cash flow has been used to finance trade accounts receivable, fund capital expenditures, service and repurchase our indebtedness and repurchase our common stock, and make selective acquisitions. Financing trade accounts receivable is necessary because, on average, the customers and payors for our services do not pay us as quickly as we pay our vendors and employees for their services. Our cash flow from operations for fiscal 2006 and 2005 were $81.3 million and $128.4 million, respectively. The $47.1 million decline in cash flow from operations in fiscal 2006 primarily resulted from $17.6 million in decreased cash flows from the timing of payments to vendors and employees and decreased cash flows of $22.6 million in accounts receivable. Approximately $12.0 million of the accounts receivable fluctuation is attributed to a permenant change in the Pennsylvania Medicaid payment schedule and $5.0 million is attributed to temporary Medicare payment delays. The remaining decline in operating cash flow is attributed to lower net income.

Our investing activities principally consist of capital expenditures and asset acquisitions and dispositions. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in computer hardware and software. Capital expenditures were $102.1 million and $56.1 million for fiscal 2006 and fiscal 2005, respectively. For fiscal 2007, capital expenditures are anticipated to be within the range of $75.0 million to $85.0 million. Investing activities for fiscal 2006 include $2.4 million of net cash used to purchase our joint venture partners’ interests in three skilled nursing facilities, $0.7 million to purchase a tract of land, $1.0 million for the purchase of a building and $0.6 million for deposits on upcoming center acquisitions further described below, as well as a $2.1 million investment in a joint venture. Investing activities for fiscal 2006 also included $1.2 million of net sales of restricted cash and marketable securities held by our wholly owned insurance captive compared to $2.0 million of net purchases of restricted marketable securities in fiscal 2005. In fiscal 2005, $7.2 million of net cash was used principally to purchase two previously leased skilled nursing facilities. Investing activities in fiscal 2005 included proceeds received from the sale of eldercare centers of $6.7 million, principally from the sale of eldercare centers located in the state of Wisconsin.

Cash flows from financing activities were a net use of cash of $15.8 million and $86.0 million for fiscal 2006 and fiscal 2005, respectively. Cash flows from financing activities for fiscal 2005 are reflective of several financing transactions that occurred in the second fiscal quarter of 2005. In March 2005, we issued $180.0 million of 2.5% convertible senior subordinated debentures due 2025. After paying financing fees of approximately $5.5 million, we used (i) approximately $20.1 million of the net proceeds of the offering to repurchase shares of our common stock from the initial purchasers of the debentures in negotiated transactions concurrently with the offering, (ii) approximately $119.7 million of the net proceeds to repay the remaining outstanding borrowings under the term loan portion of our senior credit facility, and (iii) the balance for general corporate purposes, including repurchases of our 8% senior subordinated notes due 2013. Through September 30, 2005, we repurchased $70.9 million of our 8% senior subordinated notes due 2013. The debt repurchases resulted in a prepayment premium of $7.4 million, which is included in loss on early extinguishment of debt. Also impacting cash from net financing activities, in November 2004, we repaid approximately $14.0 million under the mandatory payment provisions of our then existing term loan under our senior credit facility. In November 2004, we prepaid an $11.0 million, 11% fixed rate mortgage and paid the lender a $0.3 million prepayment penalty. In January 2005, we repaid a $6.0 million mortgage that was assumed in the same period upon the step acquisition of a skilled nursing facility joint venture partnership.

We continually evaluate the most efficient use of our capital, including investments in our property and equipment, information systems, potential asset acquisitions or dispositions, purchasing, refinancing, exchanging or retiring certain of our outstanding debt securities to the extent permitted by our existing covenant restrictions. As part of such ongoing evaluation, our board of directors has authorized the repurchase of up to $150.0 million of our common stock, as well as certain principal amounts of our 8% senior subordinated notes in accordance with the restrictions of our amended and restated senior credit agreement. The authorization of debt repurchases expires

Back to Index

December 31, 2006. Share and debt repurchases may take place at management’s discretion and/or under pre-established, nondiscretionary programs from time to time, depending on market conditions, in the open market, and in privately negotiated transactions. Repurchases of common stock are restricted by our debt agreements, the most restrictive of which is our 8% senior subordinated notes. Such restrictions preclude repurchases of common stock above 50% of our net income since July 1, 2003. After considering common stock repurchases made to date and other repurchase provisions, our maximum common stock repurchasing capacity at September 30, 2006 was $22.7 million. In fiscal 2006, 288,408 shares of common stock were repurchased at a cost of $10.7 million, and $8.2 million principal amount of our 8% senior subordinated notes were repurchased. Cumulatively through September 30, 2006, 1,075,745 shares of common stock were repurchased at a cost of $42.8 million and $79.1 million principal amount of our 8% senior subordinated notes were repurchased. The debt repurchases resulted in a prepayment premium charge of $7.9 million and the write-off of unamortized deferred financing fees and other fees of $3.0 million. These charges are recorded as loss on early extinguishment of debt in the consolidated statements of operations in the period in which the repurchases were made.

In June 2006, we acquired a 49% limited partnership interest in a joint venture with capital contributions amounting to $2.1 million as of September 30, 2006. The joint venture is engaged in the construction of an office building. Upon completion of construction, we intend to lease office space from the joint venture to house certain of our corporate support functions. See “—Certain Transactions and Events – Purchase of Joint Venture Interests.”

In May 2006, we announced that we signed an agreement to enter into lease and purchase option agreements with an unrelated provider of long-term care that operates 11 facilities with a combined total of 970 skilled nursing and assisted living facility beds located in the state of Maine. The transaction contemplates that we will enter into 11 separate agreements to lease the facilities over a 10 year term, with two five year renewal options. We will also obtain an option to purchase all 11 properties in 2026 for $53.0 million. We expect to account for the transaction as a capital lease. Upon closing, we would expect to pay approximately $16.0 million of cash and the related capital lease debt balance is expected to approximate $40.0 million. The 11 facilities generate approximately $65.0 million of annual revenue. The closing of the transaction, which is expected to occur in early calendar year 2007, is subject to receipt of regulatory approvals and various other customary conditions. Accordingly, no assurances can be given that the transaction will be consummated or, if it is, what the final terms will be or what its ultimate impact will be on our financial condition or results of operations.

We have entered into a series of non-binding letters of intent with unrelated third parties to acquire the real estate and operations of two skilled nursing and assisted living facilities and to purchase additional equity interests in one of our currently managed joint venture assisted living properties. The aggregate purchase price of these transactions of approximately $17.7 million is expected to be financed by us with cash on hand or available borrowings under our revolving credit facility. In the case of the managed joint venture, the additional equity interest would cause us to consolidate the entity’s financial statements with ours, less minority interests.

We believe that the net cash provided by our operating activities, supplemented as necessary with unrestricted cash reserves and borrowings available under our revolving credit facility, will provide sufficient resources to meet our working capital requirements, debt service and other liquidity needs over the next 12 months. At September 30, 2006, $112.2 million was available under our $125.0 million revolving credit facility after giving effect to $6.8 million in outstanding letters of credit issued under the revolving credit facility and $6.0 million borrowed to finance a subsequent facility acquisition.

At September 30, 2006, we had restricted cash equivalents and restricted investments in marketable securities of $100.0 million, which are held by Liberty Health Corporation (LHC), our wholly owned captive insurance subsidiary incorporated under the laws of Bermuda. The cash equivalents and investments held by LHC are restricted by statutory capital requirements in Bermuda. As a result of such restrictions and encumbrances, we and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

Financing Arrangements

Convertible senior subordinated debentures. In March 2005, we completed a private placement of $180.0 million aggregate principal amount of our 2.5% convertible senior subordinated debentures due 2025 to qualified institutional buyers under Rule 144A of the Securities Act. Interest is payable semi-annually in March and

Back to Index

September. Each of our subsidiaries that guarantee the indebtedness under the senior subordinated notes also guarantees the convertible senior subordinated debentures. The guarantees will be released at such time that such subsidiary ceases to be a guarantor under the senior subordinated notes, all of the senior subordinated notes are no longer outstanding, or on March 20, 2012. In July 2005, we registered with the SEC the resale of the convertible senior subordinated debentures and the relating guarantees and underlying common stock.

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

In connection with the issuance of the convertible senior subordinated debentures, we have agreed with The NASDAQ Global Market LLC not to take certain actions without prior shareholder approval if, as a result of such actions, greater than 19.99% of our common stock outstanding immediately prior to the issuance of the debentures would be issued.

Senior Credit Facility. In connection with the offering of the convertible senior subordinated debentures, we entered into an amended and restated senior credit agreement pursuant to which we refinanced the indebtedness under our existing senior credit agreement. We repaid all outstanding borrowings under the term loan portion of the senior credit facility and expanded the borrowing capacity of the revolving credit portion. The repayment of the term loan portion of the senior credit facility resulted in the write-off of unamortized deferred financing fees of $1.3 million in fiscal 2005, which is included in loss on early extinguishment of debt in the consolidated statements of operations.

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

We pay interest on the outstanding loans under the amended and restated senior credit agreement at either a base rate plus a margin or at the London Interbank Offered Rate (LIBOR) plus a margin. The margin is adjusted from time to time, depending on our leverage ratio, as defined. For base rate loans, the margin range is from 0.00% to 1.00%. For LIBOR loans, the margin range is from 1.00% to 2.00%. At September 30, 2006, the margin on base rate loans was 0.50% and the margin on LIBOR loans was 1.50%. At September 30, 2005, the margin on base rate loans was 0.25% and the margin on LIBOR loans was 1.25%. We currently pay a commitment fee to the lenders on the unused portion of the revolving credit facility equal to 0.50% of the unused amount, which is an increase from the prior year when we paid 0.375%. The increases are due to our total leverage ratio rising above 2.25:1.00, as defined.

Senior Subordinated Notes. In October 2003, we issued 8% senior subordinated notes in an aggregate principal amount of $225.0 million due in 2013. In July 2004, upon the expiration of the exchange offer, $224.0 million aggregate principal amount of senior subordinated notes registered under the Securities Act were exchanged for the unregistered notes issued in October 2003. The aggregate principal amount of $1.0 million of unregistered notes was not exchanged and remains outstanding. Under the terms of our senior subordinated notes, the notes are not redeemable until after October 15, 2008. In February 2005, our board of directors authorized the repurchase of a portion of the 8% senior subordinated notes due 2013 from time to time in the open market commencing in March 2005. Through September 30, 2006, we repurchased $79.1 million of our 8% senior subordinated notes. The debt repurchases resulted in a prepayment premium charge of $7.9 million and the write-off of unamortized deferred financing fees and other fees of $3.0 million, which are included in loss on early extinguishment of debt in the consolidated statements of operations.

The agreements and instruments governing our financing arrangements contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

•	incur more debt;
•	pay dividends, purchase company stock or make other distributions;
•	make payments in respect of subordinated debt;
•	make certain investments;
•	create liens;
•	enter into transactions with affiliates;
•	make acquisitions;

Back to Index

•	merge or consolidate; and
•	transfer or sell assets.

Our financing arrangements require us to maintain compliance with certain financial covenants as defined in the agreement, including a senior leverage ratio, a total leverage ratio and a fixed charge coverage ratio. There is also a limitation on the amount of capital expenditures that we may make.

Contractual Obligations, Off-Balance Sheet Commitments and Commitments to Consolidated VIEs

We have future obligations for debt repayments and future minimum rentals under operating and capital leases. The obligations as of September 30, 2006 are summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Long-term debt (including interest and interest rate swap)	$639,958	$26,887	$58,767	$59,880	$494,424
Operating leases	163,502	21,181	41,125	37,309	63,887
Capital leases (including interest)	40,299	4,996	33,596	1,076	631
	$843,759	$53,064	$133,488	$98,265	$558,942

Long-term debt obligations include fixed and variable rate instruments, interest payments thereon, commitment fees payable to lenders for the unused portion of our revolving credit facility and payments under an interest rate swap agreement relative to one variable rate, non-recourse mortgage. Excluding rates fixed effectively by the aforementioned rate swap agreement, variable rate debt consists of two recourse mortgages having a combined principal balance of $7.8 million and one non-recourse mortgage having a principal balance of $6.1 million at September 30, 2006. The estimated interest payment obligation thereon is calculated using the effective rate for each mortgage at September 30, 2006. The weighted average effective rate of these three variable interest rate mortgages is 4.7%. The basis for determining the periodic interest rates for each of these variable instruments differs and the actual rates paid in future periods could be significantly different than those estimated in the table above. For more information regarding the balances and terms of the components of our long-term debt obligations, see Item 8 — “Financial Statements and Supplementary Data” under note 9 — “Long-Term Debt” in the notes to consolidated financial statements.

In addition to the contractual obligations and commitments described above, we also have contingent obligations related to outstanding lines of credit and letters of credit, including those with our joint venture partnerships determined to be VIEs and consolidated pursuant to FIN 46. These commitments as of September 30, 2006 are summarized as follows (in thousands):

	Amount of Commitment Expiration Per Period
Off-Balance Sheet Commitments	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Lines of credit	$2,109	$-	$-	$-	$2,109
Letters of credit	6,768	6,768	-	-	-
	$8,877	$6,768	$-	$-	$2,109

Requests for providing commitments to extend financial guarantees and extend credit are reviewed and approved by senior management subject to obligational authority limitations. Management regularly reviews all

Back to Index

outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the need for any reserves for possible credit and guarantee loss.

We have extended $3.9 million in working capital lines of credit to certain jointly owned and managed companies, including certain consolidated VIEs, of which $2.1 million were unused at September 30, 2006. In addition, we have agreed to extend credit for working capital needs of a nursing center managed by us. Under that arrangement, the property’s owner is responsible for funding working capital needs up to $0.9 million and we would be required to cover deficits in excess of that limit. To date, we have not had to perform under that agreement. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

We have posted $6.8 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on our consolidated balance sheet unless they are probable of being utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

We are a party to joint venture partnerships whereby our ownership interests are 50% or less of the total capital of the partnerships. We account for certain of these partnerships using the equity method of accounting and, therefore, the assets, liabilities and operating results of these partnerships are not consolidated with ours. Certain other of our joint venture partnerships qualifying as VIEs, and where we are determined to be the primary beneficiary of such arrangements, are consolidated. The carrying value of our investment in unconsolidated joint venture partnerships is $4.9 million at September 30, 2006. Although we are not contractually obligated to fund operating losses of these partnerships in all cases, in certain cases, we have extended credit to such joint venture partnerships in the past and may decide to do so in the future in order to realize economic benefits from our joint venture relationship. Management assesses the creditworthiness of such partnerships in the same manner it does other third-parties. The underlying loan commitments of our consolidated VIEs are non-recourse to us. Credit risk represents the accounting loss that would be recognized at the reporting date if counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

Critical Accounting Policies

We consider an accounting policy to be critical if it is important to our financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. Our critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. Our senior management has reviewed these critical accounting policies and estimates with our audit committee. We believe that the following represents our critical accounting policies. For a summary of all of our significant accounting policies, including critical accounting policies, see Item 8 — “Financial Statements and Supplementary Data,” under note 2 — “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements.

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

Back to Index

accounts specifically identified as uncollectible. Accounts receivable that we specifically estimate to be uncollectible, based upon the age of the receivables, the results of collection efforts, or other circumstances, are fully reserved for in the allowance for doubtful accounts until they are written-off.

We continue to refine our assumptions and methodologies underlying the aging method. We believe the assumptions used in the aging method, coupled with continued improvements in our collection patterns, suggest that our allowance for doubtful accounts is provided for adequately. However, because the assumptions underlying the aging method are based upon historical collection data, there is a risk that our current assumptions are not reflective of more recent collection patterns. Changes in overall collection patterns can be caused by market conditions and/or budgetary constraints of government funded programs such as Medicare and Medicaid. See Item 1A — “Risk Factors.” Such changes can adversely impact the collectibility of receivables, but not be addressed in a timely fashion when using the aging method, until updates to our periodic historical collection studies are completed and implemented.

At least annually, we update our historical collection studies in order to evaluate the propriety of the assumptions underlying the aging method. Any changes to the underlying assumptions are implemented immediately. Changes to these assumptions can have a material impact on our bad debt expense, which is reported in the consolidated statements of operations as a component of the provision for losses on accounts receivable and notes receivable. For the years ended September 30, 2006, 2005 and 2004, the provision for losses on accounts receivable and notes receivable was $12.5 million, $11.1 million and $20.3 million, respectively.

Loss Reserves For Certain Self-Insured Programs

General and Professional Liability and Workers’ Compensation

Prior to June 1, 2000, we had first dollar coverage for general and professional liability costs with third party insurers; accordingly, we have no exposure for claims prior to that date. Effective June 1, 2000, we began insuring a substantial portion of our professional liability risks through LHC. Specifically, we are responsible for the first dollar of each claim (on a claims-made basis), up to a self-insurance retention limit determined by the individual policies, subject to aggregate limits for each policy year. The self-insured retention limits amount to $24.0 million, $21.0 million and $19.0 million for the policy years ended May 31, 2007, 2006 and 2005, respectively, with a per incident limit of $1.0 million for each of those years. Any costs above the retention and per incident limits are covered by third-party insurance carriers. Since the June 1, 2000 inception of the self-insurance program through September 30, 2006, our cumulative self-insurance retention levels are $122.0 million and our provision for these losses is $98.6 million. Assuming our actual losses were to reach the retention limits in each of the policy years, our additional exposure is approximately $23.4 million which, if incurred, would be recognized as an increase to our other operating expenses in the consolidated statements of operations in the period such exposure became known. In addition, we have provided $4.7 million for the estimated costs of claims incurred but not reported as of September 30, 2006.

We are insured through a loss deposit fund with a large deductible workers’ compensation policy beginning May 1, 2006 up to the first $1.0 million per incident. We have an annual aggregate self-insured retention of $67.9 million for this policy year ended April 30, 2007. All claims above the aggregate and per incident limits are insured through a third-party insurer. Our provision for losses in this policy year is $10.6 million as of September 30, 2006, with an estimated $10.0 million reserve for unpaid losses as of that date.

Prior to May 1, 2006, we are self-insured against workers’ compensation losses through LHC. Beginning May 1, 2005 through April 30, 2006, we have per incident retention limits up to the first $1.0 million and $0.5 million prior to May 1, 2005. All claims above these per incident limits, in their respective periods, are insured through a third-party insurer. We have annual aggregate self-insured retentions of $61.8 million and $56.0 million in policy years ended April 30, 2006 and 2005, respectively. Claims above these aggregate limits are insured through a third-party insurer as of September 30, 2006. Our provision for losses in these policy years is $46.4 million as of September 30, 2006. We evaluate our reserve levels on a quarterly basis. Any necessary adjustments are recognized as an adjustment to salaries, wages and benefits in the consolidated statements of operations.

We record outstanding losses and loss expenses for both general and professional liability and workers’ compensation liability based on the estimates of the amount of reported losses together with a provision for losses incurred but not reported, based on the recommendations of an independent actuary, and management’s judgment

Back to Index

using our past experience and industry experience. As of September 30, 2006, our estimated range of outstanding losses for these liabilities is $103.9 million to $129.0 million ($95.6 million to $111.8 million net of amounts recoverable from third-party insurance carriers). Our recorded reserves for these liabilities were $102.0 million as of September 30, 2006, net of $9.1 million recoverable from third-party insurance carriers, and are included in self-insurance liability reserves in the consolidated balance sheets. Through LHC, we have restricted cash and investments in marketable securities of $100.0 million at September 30, 2006, which are substantially restricted to securing the outstanding claim losses of LHC.

We believe, based upon our valuation and discussions with an independent actuary, that the provision for outstanding losses and loss expenses will be adequate to cover the ultimate cost of losses incurred as of September 30, 2006, but the provision is necessarily an estimate and may ultimately be settled for a significantly greater or lesser amount. It is at least reasonably possible that we will revise our estimates significantly in the near term. Any subsequent differences arising are recorded in the period in which they are determined.

Health Insurance

We offer our employees an option to participate in a self-insured health plan. Health claims under this plan are self-insured with a stop-loss umbrella policy in place to reduce the maximum potential liability for individual claims for a plan year. Health insurance claims are paid as they are submitted to the plan administrator. We maintain an accrual for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims (generally 1-2 months). The liability for the self-insured health plan is recorded in accrued compensation in the consolidated balance sheets.

We charge our employees a portion of the cost of our self-insured and non self-insured health plans, and determine this charge at the beginning of each plan year based upon historical and projected medical utilization data, along with projected inflationary increases in medical costs. Any differences between our projections and our actual experience are borne by us. A one percent variance between our projections and the actual medical utilization or inflationary increases in cost would result in a $0.3 million change in our expense, which would be reflected in salaries, wages and benefits in the consolidated statements of operations.

Revenue Recognition/Contractual Allowances

We receive payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), third party insurers and long-term care facilities.

Within our inpatient services segment, revenue and related receivables are recorded in the accounting records at our established billing rates in the period the related services are rendered. The provision for contractual adjustments, which represents the difference between the established billing rates and the predetermined reimbursement rates, is deducted from gross revenue to determine net revenue. Retroactive adjustments that are likely to result from future examinations by third party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based upon new information or final settlements.

Within our rehabilitation therapy services segment and ancillary service businesses, we record revenues at the time services or products are provided or delivered to the customer. Upon delivery of services or products, we have no additional performance obligation to the customer.

We recorded contractual adjustments from continuing operations of $336.2 million, $330.8 million and $329.8 million in fiscal year 2006, 2005 and 2004, respectively.

Long-Lived Asset Impairments

We account for long-lived assets, other than goodwill with an indefinite useful life, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement

Back to Index

requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. Asset impairment charges totaling $5.5 million were recognized in fiscal year 2006 associated with the write-down of two under performing properties. The impairment charges are reflected in other operating expenses in the consolidated statements of operations.

We account for goodwill with an indefinite useful life in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). This statement requires us to perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. We perform our annual impairment test at the end of each fiscal year. No goodwill impairment charge was recorded in any of the fiscal years presented herein in connection with the annual impairment test.

Income Taxes

As of September 30, 2006, we have net operating loss (NOL) carryforwards available of $83.2 million, which can be utilized to offset future taxable income subject to an annual limitation of $33.1 million. We regularly assess our ability to realize the tax benefit from our NOL. Our balance sheet reflects a $34.4 million deferred tax asset representing the tax benefit of the NOL carryforwards.

New Accounting Pronouncements

Hybrid Financial Instruments

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (SFAS 155), to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (as amended),” to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, or October 1, 2006 for us, with early adoption permitted. The adoption of SFAS 155 is not expected to have a material effect on our financial condition, results of operations and cash flows.

General Partner Control of Limited Partnerships

In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). This consensus applies to voting right entities not within the scope of FIN 46(R) in which the investor is the general partner(s) in a limited partnership or functional equivalent. The EITF consensus is that the general partner(s) in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements. The general partner(s) may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner through substantive kick-out rights that can be exercised without having to show cause; or (b) substantive participating rights in managing the partnership. This guidance became immediately effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years

Back to Index

beginning after December 15, 2005, or October 1, 2006 for us. We expect that, upon adoption, we will begin consolidating two partnerships. One of the partnerships is a jointly owned and managed skilled nursing facility having 112 beds. The second partnership owns the real estate of a skilled nursing facility that is leased to us. Upon consolidation, the two partnerships are estimated to add $10.7 million of total assets, $4.4 million of non-recourse debt, $12.6 million of annual revenue, $2.9 million of annual EBITDA and no net income.

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

Income Tax Uncertainties

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, or October 1, 2007 for us, and the provisions of FIN 48 will be applied to all tax positions accounted for under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the potential impact of FIN 48 on our consolidated financial statements.

Accounting for Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 (SAB 108) which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires companies to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Upon initial adoption, if the effect of the misstatement is determined to be material, SAB 108 allows companies to record that effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 is effective for the first fiscal year ending after November 15, 2006. We will adopt the provisions of SAB 108 during our fourth quarter ending September 30, 2007 and are currently assessing the impact of SAB 108 on our consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements. We are required to adopt SFAS 157 effective at the beginning of our

Back to Index

fiscal year 2009, or October 1, 2008 for us. We are evaluating the impact this statement will have on our consolidated financial statements.

Other

We manage the operations of 34 independently and jointly owned eldercare centers, including consolidated VIEs, and 8 transitional care units. Under a majority of these arrangements, we employ the operational staff of the managed center for ease of benefit administration and bill the related wage and benefit costs on a dollar-for-dollar basis to the owner of the managed property. In this capacity, we operate as an agent on behalf of the managed property owner and are not the primary obligor in the context of a traditional employee/employer relationship. Historically, we have treated these transactions on a “net basis” thereby not reflecting the billed labor and benefit costs as a component of our net revenue or expenses. For the fiscal years 2006, 2005 and 2004, we billed our managed clients $119.5 million, $114.7 million, and $110.4 million, respectively, for such labor related costs.

Seasonality

Our earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors, which include the timing of Medicaid rate increases and payroll tax obligations, inclement weather, seasonal census cycles, and the number of calendar days in a given quarter.

Impact of Inflation

The healthcare industry is labor intensive. Wages and other labor costs are especially sensitive to inflation and marketplace labor shortages. We have implemented cost control measures to limit increases in operating costs and expenses but cannot predict our ability to control such operating cost increases in the future. See “Cautionary Statements Regarding Forward-Looking Statements,” Item 1A — “Risk Factors” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2006, our overall debt mix is approximately 94% fixed and 6% variable, significantly reducing any exposure to rising rates of interest. We consolidate one VIE pursuant to FIN 46 that entered into an interest rate swap agreement. The VIE’s obligation under the interest rate swap agreement is non-recourse to us. The interest rate swap agreement effectively converts approximately $6.9 million of variable-rate debt (one month LIBOR) into fixed-rate debt (4.38%). The interest rate swap agreement matures on July 29, 2010.

At September 30, 2006, we have $85.9 million of cash and equivalents, including restricted cash and equivalents, that are affected by market rates of interest. A one percent change in the rate of interest would result in a change to interest income of $0.9 million annually.

Our wholly owned subsidiary, Liberty Health Corporation, Ltd., holds restricted investments in marketable securities. Securities that are affected by market rates of interest at September 30, 2006 amounted to $11.5 million. A one percent change in the rate of interest would result in a change to interest income of $0.1 million annually.

Back to Index

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Back to Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Genesis HealthCare Corporation:

We have audited the accompanying consolidated balance sheets of Genesis HealthCare Corporation and subsidiaries (the Company) as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis HealthCare Corporation and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations on October 1, 2005; the Company also adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, and recognized the impact of the adoption as a cumulative effect of an accounting change in the accompanying consolidated statement of operations for the year ended September 30, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Genesis HealthCare Corporation’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

December 13, 2006

Back to Index

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006 AND 2005

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2006	September 30, 2005

Assets:
Current assets:
Cash and equivalents	$74,819	$107,350
Current portion of restricted cash and investments in marketable securities	35,160	39,875
Accounts receivable, net of allowances for doubtful accounts of $25,685 and $22,982, at September 30, 2006 and 2005, respectively	226,689	186,296
Prepaid expenses and other current assets	48,583	41,746
Current portion of deferred income taxes	45,206	43,148
Total current assets	430,457	418,415
Property and equipment, net of accumulated depreciation of $234,928 and $173,714, at September 30, 2006 and 2005, respectively	873,164	818,138
Assets held for sale	3,911	3,911
Restricted cash and investments in marketable securities	64,819	63,639
Other long-term assets	85,133	85,094
Deferred income taxes	5,830	13,789
Identifiable intangible assets, net of accumulated amortization of $2,157 and $1,633, at September 30, 2006 and 2005, respectively	571	1,095
Goodwill	8,645	8,619
Total assets	$1,472,530	$1,412,700

Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long-term debt	$4,829	$5,419
Accounts payable	54,034	56,266
Accrued expenses	30,498	25,123
Accrued compensation	68,441	68,032
Accrued interest	7,682	7,794
Current portion of self-insurance liability reserves	40,455	39,875
Income taxes payable	2,323	1,042
Total current liabilities	208,262	203,551
Long-term debt	440,005	445,677
Self-insurance liability reserves	70,682	73,952
Other long-term liabilities	53,107	38,707
Commitments and contingencies
Shareholders’ equity:
Common stock - par $0.01, 45,000,000 shares authorized at September 30, 2006 and 2005, 20,736,223 and 20,429,110 shares issued at September 30, 2006 and 2005, respectively	207	204
Additional paid-in capital	645,278	623,326
Retained earnings	101,546	65,669
Accumulated other comprehensive loss	(65)	(562)
Treasury stock at cost, 1,075,745 and 787,337 shares at September 30, 2006 and 2005, respectively	(42,787)	(32,096)
Common stock held in deferred compensation plan at cost, 236,227 and 163,135 shares at September 30, 2006 and 2005, respectively	(9,714)	(5,728)
Deferred compensation liability	6,009	-
Total shareholders’ equity	700,474	650,813
Total liabilities and shareholders’ equity	$1,472,530	$1,412,700

See accompanying notes to the consolidated financial statements.

Back to Index

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year ended September 30,
	2006	2005	2004

Net revenues	$1,770,298	$1,711,433	$1,558,197
Salaries, wages and benefits	1,089,904	1,030,282	979,082
Other operating expenses	390,301	388,551	314,626
General and administrative costs	112,705	100,215	89,505
Provision for losses on accounts receivable and notes receivable	12,486	11,054	20,346
Loss on early extinguishment of debt	793	11,765	1,692
Lease expense	22,225	22,102	24,267
Depreciation and amortization expense	62,519	53,704	51,310
Interest expense	25,242	28,809	32,592
Investment income	(9,283)	(8,815)	(6,238)
Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	63,406	73,766	51,015
Income tax expense	25,839	28,644	19,897
Income before equity in net income of unconsolidated affiliates and minority interests	37,567	45,122	31,118
Equity in net income of unconsolidated affiliates	1,977	2,600	1,202
Minority interests	(1,601)	(1,494)	(1,871)
Income from continuing operations	37,943	46,228	30,449
Loss from discontinued operations, net of taxes	(527)	(160)	(2,207)
Cumulative effect of an accounting change, net of taxes	(1,539)	—	—
Net income	$35,877	$46,068	$28,242

Per common share data in 2006 and 2005 and pro forma per common share data in 2004 (see note 2 — “Summary of Significant Accounting Policies - Earnings Per Share”):
Basic:
Income from continuing operations	$1.96	$2.34	$1.53
Loss from discontinued operations	(0.03)	(0.01)	(0.11)
Cumulative effect of an accounting change	(0.08)	—	—
Net income	$1.85	$2.34	$1.42
Weighted average shares	19,359,076	19,713,478	19,947,177

Diluted:
Income from continuing operations	$1.93	$2.31	$1.51
Loss from discontinued operations	(0.03)	(0.01)	(0.11)
Cumulative effect of an accounting change	(0.08)	—	—
Net income	$1.83	$2.30	$1.40
Weighted average shares	19,634,284	20,021,811	20,118,292

See accompanying notes to the consolidated financial statements.

Back to Index

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

(IN THOUSANDS)

	NCI's equity in GHC	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Common stock held in deferred compensation plan	Deferred compensation liability	Total shareholders' equity
Balance at September 30, 2003	$562,685	$-	$-	$-	$763	$-	$-	$-	$563,448
Comprehensive income
Net income prior to the spin-off	8,641	-	-	-	-	-	-	-
Net income subsequent to the spin-off	-	-	-	19,601	-	-	-	-
Net unrealized loss on marketable securities	-	-	-	-	(880)	-	-	-
Unrealized gain on interest rate swap agreement	-	-	-	-	130	-	-	-
Total comprehensive income									27,492
Issuance of common stock in connection with the spin-off	-	199	(199)	-	-	-	-	-	-
Dividend and distributions to NCI, net of advances	(571,326)	-	530,139	-	-	-	-	-	(41,187)
Utilization of tax benefits under SOP 90-7	-	-	6,593	-	-	-	-	-	6,593
Issuance of common stock under stock option plan and stock incentive plan	-	1	2,522	-	-	-	-	-	2,523
Purchases of common stock in deferred compensation plan	-	-	-	-	-	-	(3,793)	-	(3,793)
Balance at September 30, 2004	$-	$200	$539,055	$19,601	$13	$-	$(3,793)	$-	$555,076
Comprehensive income
Net income	-	-	-	46,068	-	-	-	-
Net unrealized loss on marketable securities	-	-	-	-	(667)	-	-	-
Net increase to minimum pension liability	-	-	-	-	(157)	-	-	-
Unrealized gain on interest rate swap agreement	-	-	-	-	249	-	-	-
Total comprehensive income									45,493
Utilization of tax benefits under SOP 90-7	-	-	20,893	-	-	-	-	-	20,893
Pre emergence deferred tax valuation allowance adjustment	-	-	50,979	-	-	-	-	-	50,979
Issuance of common stock under stock option plan and stock incentive plan	-	4	10,489	-	-	-	-	-	10,493
Purchases of common stock for treasury	-	-	-	-	-	(32,096)	-	-	(32,096)
Purchases and sales, net, of common stock in deferred compensation plan	-	-	1,910	-	-	-	(1,935)	-	(25)
Balance at September 30, 2005	$-	$204	$623,326	$65,669	$(562)	$(32,096)	$(5,728)	$-	$650,813
Comprehensive income
Net income	-	-	-	35,877	-	-	-	-
Net unrealized gain on marketable securities	-	-	-	-	357	-	-	-
Net decrease to minimum pension liability	-	-	-	-	46	-	-	-
Unrealized gain on interest rate swap agreement	-	-	-	-	94	-	-	-
Total comprehensive income									36,374
Utilization of tax benefits under SOP 90-7	-	-	7,572	-	-	-	-	-	7,572
Issuance of common stock under stock option plan and stock incentive plan	-	3	8,867	-	-	-	-	-	8,870
Stock-based compensation expense for stock options	-	-	4,523	-	-	-	-	-	4,523
Purchases of common stock for treasury	-	-	-	-	-	(10,691)	-	-	(10,691)
Purchases and sales, net, of common stock in deferred compensation plan	-	-	990	-	-	-	(3,986)	6,009	3,013
Balance at September 30, 2006	$-	$207	$645,278	$101,546	$(65)	$(42,787)	$(9,714)	$6,009	$700,474

See accompanying notes to the consolidated financial statements.

Back to Index

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

(IN THOUSANDS)

	Year ended September 30,
	2006	2005	2004
Cash flows from operating activities:
Net income	$35,877	$46,068	$28,242
Net charges included in operations not requiring funds:
Non-cash compensation expenses	11,093	5,785	3,660
Loss on impairment of assets and other charges	6,646	13,153	2,275
Depreciation and amortization	62,519	53,704	51,550
Provision for losses on accounts receivable and notes receivable	14,590	11,054	21,248
Equity in net income of unconsolidated affiliates and minority interests	(376)	(1,106)	669
Provision for deferred taxes	14,944	24,944	15,307
Excess tax benefits from share-based payment arrangements	(1,267)	-	-
Amortization of deferred rents	1,742	943	555
Cumulative effect of an accounting change	2,965	-	-
Advanced rent payments on operating leases	-	-	(9,774)
Changes in assets and liabilities:
Accounts receivable	(47,210)	(24,591)	5,928
Accounts payable and other accrued expenses	(19,316)	(1,708)	29,930
Other, net	(879)	199	(5,308)
Total adjustments	45,451	82,377	116,040
Net cash provided by operating activities	81,328	128,445	144,282
Cash flows from investing activities:
Capital expenditures	(102,066)	(56,100)	(32,137)
Purchases of restricted marketable securities	(92,081)	(148,863)	(209,769)
Proceeds on maturity or sale of restricted marketable securities	93,299	146,893	204,472
Net change in restricted cash and equivalents	2,673	(3,310)	548
Purchases of eldercare centers and lease amendments	(4,728)	(7,208)	(38,867)
Investment in joint venture	(2,109)	-	-
Proceeds from sales of eldercare assets	-	6,664	17,956
Consolidation of variable interest entities	-	(1,690)	(2,940)
Other, net	6,909	607	(2,535)
Net cash used in investing activities	(98,103)	(63,007)	(63,272)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	6,000	180,000	410,000
Repayment of long-term debt	(15,452)	(226,615)	(307,129)
Debt issuance costs and debt prepayment premium	(534)	(14,303)	(9,337)
Purchase of common stock for treasury	(10,691)	(32,096)	-
Proceeds from exercise of stock options	3,654	7,239	-
Net transactions with NCI, prior to the spin-off	-	-	(55,548)
Excess tax benefits from share-based payment arrangements	1,267	-	-
Other, net	-	(263)	-
Net cash (used in) provided by financing activities	(15,756)	(86,038)	37,986
Net (decrease) increase in cash and equivalents	$(32,531)	$(20,600)	$118,996
Cash and equivalents:
Beginning of period	107,350	127,950	8,954
End of period	$74,819	$107,350	$127,950
Supplemental disclosure of cash flow information:
Interest paid	$25,354	$28,457	$22,413
Taxes paid	9,104	4,562	3,272
Non-cash financing activities:
Capital leases	$-	$3,951	$33,905
Assumption of long-term debt	3,190	15,533	34,014

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

GHC provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. The Company has 206 owned, leased, managed and jointly owned eldercare centers with 25,373 beds as of September 30, 2006. Revenues of GHC’s owned, leased and otherwise consolidated centers constitute approximately 90% of its revenues in fiscal 2006, and are presented in GHC’s segment information as inpatient services revenues. Management fees earned from unconsolidated centers that are managed and/or jointly owned by GHC are included in all other services’ revenues presented in GHC’s segment information. See note 20 – “Segment Information.”

GHC provides an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy. These services are provided by approximately 4,900 licensed rehabilitation therapists and assistants employed or contracted at substantially all of the centers operated by GHC, as well as by contract to healthcare facilities operated by others and through GHC’s 13 certified outpatient rehabilitation agencies. After the elimination of intercompany revenues, the rehabilitation therapy services segment constitutes approximately 8% of GHC’s revenues in fiscal 2006.

GHC also provides an array of other specialty medical services, including respiratory health services, physician services, hospitality services, staffing services and other healthcare related services.

Spin-off

On December 1, 2003, NeighborCare, Inc. (NCI) completed the distribution (the spin-off) of the common stock of GHC. The spin-off was effected by way of a pro-rata tax free distribution of GHC’s common stock to holders of NCI’s common stock on December 1, 2003 at a rate of 0.5 shares of GHC stock for each share of NCI stock owned as of October 15, 2003. NCI received a private letter ruling from the Internal Revenue Service to the effect that, for United States federal income tax purposes, the distribution of GHC’s common stock qualified as tax free for its and NCI’s shareholders, with the exception of cash received for fractional shares. GHC’s common stock began trading publicly on the NASDAQ National Market System on December 2, 2003 under the symbol “GHCI.” Prior to the spin-off, NCI was named Genesis Health Ventures, Inc. In July 2005, NCI was acquired by Omnicare, Inc. (Omnicare).

In connection with the spin-off, NCI and GHC agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin-off. In addition, NCI and GHC entered into certain mutually beneficial commercial arrangements. Specifically, NCI and GHC entered into a separation and distribution agreement, a tax sharing agreement, as amended, a transition services agreement, as amended, a group purchasing agreement, an employee benefits agreement, a pharmacy services agreement, as amended, a pharmacy benefit management agreement, as amended, and a durable medical equipment agreement. In connection with the spin-off, GHC entered into new financing arrangements. See note 9 – “Long-Term Debt.”

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

Back to Index

spin-off been completed on the aforesaid effective date for purposes of the pro forma results. The following unaudited pro forma information is presented in thousands, except per share information:

	Year ended September 30, 2004
	As reported	Pro forma

Net revenues	$1,558,197	$1,558,197
Income from continuing operations	30,449	29,270
Diluted earnings per share — from continuing operations	1.51	1.45

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

Prior to the spin-off, substantially all of GHC’s cash accounts were linked to NCI’s centralized cash management system. Accordingly, substantially all cash generated from or used in GHC’s operations had been transferred to and from NCI. For instance, NCI funded nearly all routine and capital cash disbursements on behalf of GHC. Likewise, on a daily basis, GHC transferred its cash receipts directly to the concentrated bank account of NCI. The net effect of these cash transfers has been reflected in the “NCI’s Equity in GHC” account as shown in the consolidated statements of shareholders’ equity. Cash and equivalents not specifically owned by legal entities which comprise GHC were not allocated to GHC in the pre spin-off financial statements. The net transactions with NCI as reflected in the consolidated statements of cash flows represent pre spin-off cash activities between NCI and GHC as previously described. The advances and distributions to and from NCI as reflected in the consolidated statement of shareholders’ equity include the cash activities as reflected in the statements of cash flows as well as certain non-cash adjustments to NCI’s equity in GHC. Such non-cash adjustments to NCI’s equity in GHC principally relate to non-cash income tax provisions. The financing activities between NCI and GHC had been in the form of equity capital advances and there were no formal repayment or interest arrangements.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, the consolidated financial statements for the periods presented include all necessary adjustments for a fair presentation of the financial position and results of operations for the periods presented. Certain prior year amounts have been reclassified to conform with current period presentation, the effect of which was not material.

Principles of Consolidation and Variable Interest Entities

The accompanying consolidated financial statements include the accounts of GHC, its wholly owned subsidiaries and its consolidated variable interest entities (VIEs), as discussed further below. All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented.

GHC’s investments in VIEs in which it is the primary beneficiary are consolidated, while investments in VIEs in which it is not the primary beneficiary are accounted for under other accounting principles. Investments in and the operating results of 20% to 50% owned companies, which are not VIEs, are included in the consolidated financial statements using the equity method of accounting.

In total, at September 30, 2006 and 2005, GHC has consolidated five and six VIEs, respectively. At September 30, 2006, total assets and non-recourse debt of the consolidated VIEs are $47.4 million and $40.0 million, respectively; and at September 30, 2005, total assets and non-recourse debt of the consolidated VIEs are $50.8 million and $40.9 million, respectively. The total assets of the VIEs principally consist of property and equipment that serves as collateral for the VIEs’ non-recourse debt and is not available to satisfy any of GHC’s other obligations. Creditors of the VIEs, including senior lenders, have no recourse against the general credit of GHC. The consolidated VIEs own and operate skilled nursing and assisted living facilities having 615 beds. GHC’s ownership interests in the consolidated VIEs range from 25% to 50% and GHC manages the day-to-day operations of the consolidated VIEs under management agreements. GHC’s involvement with the VIEs began in years prior to 2000.

Back to Index

In the case of one VIE, at September 30, 2006, GHC is not the primary beneficiary and, therefore, the VIE is not consolidated into its financial statements. At September 30, 2006, total assets and debt of the unconsolidated VIE are $14.9 million and $13.3 million, respectively. The unconsolidated VIE owns and operates a skilled nursing facility having 224 beds. GHC’s ownership interests in the unconsolidated VIE is 33.3% and GHC manages the day-to-day operations of the unconsolidated VIE under a management agreement. GHC’s involvement with the unconsolidated VIE began in 1990. At September 30, 2006, GHC’s maximum exposure to loss associated with this unconsolidated VIE approximates the aggregate carrying-value of its equity method investments of $0.1 million. In addition to the unconsolidated VIE previously described, GHC was not the primary beneficiary and, therefore, did not consolidate a second skilled nursing facility VIE at September 30, 2005. Total assets and debt of this unconsolidated VIE were $2.8 million and $1.5 million, respectively, at September 30, 2005. In June 2006, GHC acquired its joint venture partner’s remaining 50% interest in this VIE, after which the financial statements of the VIE are consolidated.

Factors Affecting Comparability of Financial Information

The Company’s statements of operations for the first two months (through November 30, 2003) of the fiscal year ended September 30, 2004 have been prepared on a basis which reflects the Company’s historical financial statements assuming that the operations of NCI contributed in the spin-off were organized as a separate legal entity which owned certain net assets of NCI.

The allocation methodology followed in preparing the financial statements prior to the December 1, 2003 spin-off may not necessarily reflect what the results of operations, cash flows or financial position would have been had it been a separate stand-alone public entity for such period.

(2)	Summary of Significant Accounting Policies

Revenue Recognition/Contractual Allowances

The Company receives payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), third-party insurers and long-term care facilities.

Within the Company’s inpatient services segment, revenue and the related receivables are recorded in the accounting records at the Company’s established billing rates in the period the related services are rendered. The provision for contractual adjustments, which represents the differences between the established billing rates and predetermined reimbursement rates, is deducted from gross revenue to determine net revenue. Retroactive adjustments that are likely to result from future examinations by third party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based upon new information or final settlements.

Within the Company’s rehabilitation therapy services business and other ancillary service businesses, the Company records revenues at the time services or products are provided or delivered to the customer. Upon delivery of products or services, the Company has no additional performance obligation to the customer.

The Company recorded contractual allowances from continuing operations of $336.2 million, $330.8 million and $329.8 million in fiscal years 2006, 2005 and 2004, respectively.

Use of Estimates

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Some of the more significant estimates impact accounts receivable, long-lived assets and loss reserves for self-insurance programs. It is reasonable to assume that a change in estimate will occur in the near nerm and that change would be material if a different estimate were used

< Back to Index

in preparing the consolidated financial statements. Actual results could differ significantly from estimates. Additionally, the preparation of the financial statements prior to the December 1, 2003 spin-off required an extensive use of estimates to allocate assets, liabilities, revenues and expenses to GHC. See note 1 – “Organization and Basis of Presentation – Spin-off.”

Cash and Equivalents

Short-term investments that have a maturity of ninety days or less at acquisition are considered cash equivalents. Investments in cash equivalents are carried at cost, which approximates fair value.

Restricted Cash and Investments in Marketable Securities

Restricted cash includes cash and money market funds held by the Company’s wholly owned captive insurance subsidiary, Liberty Health Corporation, Ltd. (LHC), which is substantially restricted to securing the outstanding claims losses of LHC. The restricted cash balances at September 30, 2006 and 2005 were $11.1 million and $11.9 million, respectively.

Restricted investments in marketable securities, comprised of fixed interest rate securities and equity securities, are considered to be available-for-sale and accordingly are reported at fair value with unrealized gains and losses, net of related tax effects, included within accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Fair values for fixed interest rate securities and equity securities are based on quoted market prices. Premiums and discounts on fixed interest rate securities are amortized or accreted over the life of the related security as an adjustment to yield.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 20-35 years for building improvements, land improvements and buildings, and 3-15 years for equipment, furniture and fixtures and information systems. Depreciation expense on leasehold improvements and assets held under capital leases is calculated using the straight-line method over the lesser of the lease term or the estimated useful life of the asset. Expenditures for maintenance and repairs necessary to maintain property and equipment in efficient operating condition are charged to operations as incurred. Costs of additions and betterments

Back to Index

are capitalized. Interest costs associated with major construction projects are capitalized in the period in which they are incurred.

Total depreciation expense from continuing operations for the years ended September 30, 2006, 2005 and 2004 was $60.1 million, $51.3 million and $48.5 million, respectively.

Allowance for Notes Receivable

GHC classifies its notes receivable balances, net of allowances, in other long-term assets in its consolidated balance sheets. See note 7 – “Other Long-Term Assets.” These long-term receivables represent the net realizable value of GHC’s loans receivable resulting principally from the conversion of trade accounts and consideration received for certain enterprise sales transactions. The notes include varying payment terms, rates of interest and maturity dates based upon circumstances specific to each agreement. At least annually, the Company reviews the collectibility of its notes receivable on an individual basis to determine possible impairments and/or non-accrual status for interest terms. Impairments or write-downs to net realizable value are recorded in the consolidated statements of operations as a component of the provision for losses on accounts receivable and notes receivable. Subsequent recoveries of reserved notes receivable are recorded as a reduction to the provision for losses on accounts receivable and notes receivable in the period of such recovery.

Long-Lived Assets

The Company accounts for long-lived assets, other than goodwill with an indefinite useful life, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. Asset impairment charges totaling $5.5 million were recognized in fiscal year 2006 associated with the write-down of two under performing properties. The impairment charges are reflected in other operating expenses in the consolidated statements of operations and reduced EBITDA of the impatient services segment. See note 20 – “Segment Information.”

The Company accounts for goodwill with an indefinite useful life in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires the Company to perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual impairment test at the end of each fiscal year. No goodwill impairment charge was recorded in any of the fiscal years presented herein in connection with the annual impairment test.

Self-Insurance Risks

GHC records outstanding losses and loss expenses for both general and professional liability and workers’ compensation liability based on the estimates of the amount of reported self-insured losses together with a provision for losses incurred but not reported, based upon the recommendations of an independent actuary, and management’s judgment using its past experience and industry experience. GHC believes, based upon the recommendations of an independent actuary, that the provision for outstanding losses and loss expenses will be adequate to cover the ultimate cost of losses incurred as of September 30, 2006, but the provision is necessarily an estimate and may be settled for a significantly greater or lesser amount. It is at least reasonably possible that GHC will revise its estimates significantly in the near term. Any subsequent changes in estimates are recorded in the period in which they are determined. See note 12 – “Loss Reserves for Certain Self-Insured Programs.”

Back to Index

Income Taxes

The provision for current income taxes is based upon management’s estimate of taxable income or loss for each respective accounting period. Deferred income taxes arise from the recognition of the tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Company also recognizes as deferred tax assets the future tax benefits from net operating loss (NOL) carryforwards. A valuation allowance is provided for these deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. See note 11 – “Income Taxes.”

Comprehensive Income

Comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investments by and distributions to shareholders. The components of comprehensive income are shown in the consolidated statements of shareholders’ equity. Also, see note 21 – “Comprehensive Income.”

Leases

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

Deferred lease balances carried in the consolidated balance sheet represent future differences between lease expense recognized on an accrual basis and the amount of cash disbursed for lease obligations under operating leases. Deferred lease balances are amortized on a straight-line basis over the lease term and are more fully described in note 10 – “Leases and Lease Commitments.”

Reimbursement of Managed Property Labor Costs

The Company manages the operations of 35 independently and jointly owned eldercare centers, including consolidated VIEs, and 10 transitional care units as of September 30, 2006. Under a majority of these arrangements, the Company employs the operational staff of the managed center for ease of benefit administration and bills the related wage and benefit costs on a dollar-for-dollar basis to the owner of the managed property. In this capacity, the Company operates as an agent on behalf of the managed property owner and is not the primary obligor in the context of a traditional employee/employer relationship. Historically, the Company has treated these transactions on a “net basis,” thereby not reflecting the billed labor and benefit costs as a component of its net revenue or expenses. For the years ended September 30, 2006, 2005 and 2004, the Company billed its managed clients $119.5 million, $114.7 million, and $110.4 million, respectively, for such labor related costs.

Earnings Per Share

The computation of basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The computation of basic weighted average common shares for the fiscal year ended September 30, 2004 is based upon the number of GHC shares distributed by NCI on December 1, 2003 in connection with the spin-off, assuming such distribution took place on October 1, 2003. Therefore, the basic weighted average common shares presented for the fiscal year ended September 30, 2004 are labeled “pro forma.” The computation of diluted net income per common share is calculated by dividing net income by the sum of the weighted average basic common shares and potentially dilutive securities. GHC applies the treasury stock method in calculating potentially dilutive securities which assumes that

Back to Index

the proceeds from the exercise of all GHC stock options are used to repurchase GHC common stock at the average market price for the period. GHC’s outstanding stock options yielded 162,332, 169,777 and 60,326 potentially dilutive securities for the fiscal years ended September 30, 2006, 2005 and 2004, respectively. GHC’s unvested restricted stock yielded an additional 112,876, 138,556 and 110,789 potentially dilutive securities under the treasury stock method for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

Derivative Financial Instruments

The Company consolidates one VIE that entered into an interest rate swap agreement. The VIE is exposed to the impact of interest rate changes because its long-term debt bears interest at a variable rate. The VIE’s objective in managing exposure to interest rate changes is to limit the impact of such changes on its earnings and cash flows and to lower its overall borrowing costs. The VIE’s debt and obligation under the interest rate swap agreement are non-recourse to GHC. The Company and the VIE do not enter into such arrangements for trading purposes. Such instruments are recognized on the consolidated balance sheet at fair value. Changes in the fair value of a derivative that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified as an adjustment to interest expense as the underlying hedged item affects earnings.

Adoption of New Accounting Pronouncements

Share-Based Payments

Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, which the Company recognizes as expense on a straight-line basis over the requisite employee’s service period.

The Company elected to adopt SFAS 123R using the modified prospective application method in which compensation cost is recognized beginning with the effective date (a) based upon the requirements of SFAS 123R for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. See note 15 – “Stock-Based Benefit Plans.”

GHC previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Generally, the approach in SFAS 123R to stock-based payment accounting is similar to SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation cost in the statement of operations at their fair values. Pro forma disclosure is no longer an alternative under SFAS 123R.

Back to Index

The following table illustrates the effect on net income (in thousands, except per share data) if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Year Ended September 30,
	2005	2004

Net income, as reported	$46,068	$28,242
Adjustments:
Stock-based compensation included in net income, net of tax effects	3,471	2,211
Stock-based compensation determined under fair value based method, net of tax effects	(5,654)	(5,789)
Pro forma net income	$43,885	$24,664
Per common share data in 2005 and pro forma per common share data in 2004:
Basic:
Net income as reported	$2.34	$1.42
Net income as adjusted	2.23	1.24
Diluted:
Net income as reported	$2.30	$1.40
Net income as adjusted	2.19	1.23

The fair value of stock options granted in fiscal 2004 were estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: volatility (51%), expected life (6.6 years), risk free rate of return (4.04%), dividend yield (0.00%) and weighted average fair value ($12.01). There were no stock options granted in fiscal 2005.

Conditional Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS No. 143,” (FIN 47). FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated, even though uncertainty exists about the timing and / or method of settlement. Certain of GHC’s real estate assets contain asbestos. The asbestos is believed to be appropriately contained in accordance with environmental regulations. If these properties were demolished or subject to renovation activities that disturb the asbestos, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed.

At September 30, 2006, GHC recognized a liability for the fair value of the asset retirement obligation aggregating approximately $5.3 million, which is included in other long-term liabilities and an asset aggregating approximately $2.3 million, which is included in property and equipment on the consolidated balance sheet. In addition, GHC recognized the cumulative effect of adopting FIN 47, totaling approximately $1.7 million, net of taxes, $1.5 million of which is included in cumulative effect of an accounting change and $0.2 million of which is included in loss from discontinued operations on the consolidated statements of operations for the year ended September 30, 2006.

Annual accretion of the liability and depreciation expense will be recorded each year for the impacted assets until the obligation year is reached, either by sale of the property, demolition or some other future event such as a government action. The estimated accretion of the liability and depreciation expense will approximate $0.5 million in fiscal 2007. Pro forma disclosures of balance sheet information, income from continuing operations and net income have not been provided as the impact to the previously reported balance sheets and statements of operations is not material.

Back to Index

New Accounting Pronouncements

Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (SFAS 155), to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (as amended),” to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, or October 1, 2006 for GHC, with early adoption permitted. The adoption of SFAS 155 is not expected to have a material effect on GHC’s financial condition, results of operations and cash flows.

General Partner Control of Limited Partnerships

In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). This consensus applies to voting right entities not within the scope of FIN 46(R) in which the investor is the general partner(s) in a limited partnership or functional equivalent. The EITF consensus is that the general partner(s) in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements. The general partner(s) may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner through substantive kick-out rights that can be exercised without having to show cause; or (b) substantive participating rights in managing the partnership. This guidance became immediately effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, or October 1, 2006 for GHC. GHC expects that, upon adoption, it will begin consolidating two partnerships. One of the partnerships is a jointly owned and managed skilled nursing facility having 112 beds. The second partnership owns the real estate of a skilled nursing facility that is leased to GHC. Upon consolidation, the two partnerships are estimated to add $10.7 million of total assets, $4.4 million of non-recourse debt, $12.6 million of annual revenue, $2.9 million of annual EBITDA and no net income.

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

Back to Index

Income Tax Uncertainties

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, or October 1, 2007 for GHC, and the provisions of FIN 48 will be applied to all tax positions accounted for under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. GHC is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

Accounting for Misstatements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 (SAB 108) which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires companies to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Upon initial adoption, if the effect of the misstatement is determined to be material, SAB 108 allows companies to record that effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 is effective for the first fiscal year ending after November 15, 2006. GHC will adopt the provisions of SAB 108 during its fourth quarter ending September 30, 2007 and is currently assessing the impact of SAB 108 on its consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements. GHC is required to adopt SFAS 157 effective at the beginning of its fiscal year 2009, or October 1, 2008. GHC is evaluating the impact this statement will have on its consolidated financial statements.

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

Back to Index

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

GHC’s inpatient services segment earned revenues from the following payor sources for the periods presented:

	Year Ended September 30,
	2006	2005	2004

Medicaid	52%	54%	51%
Medicare	29%	27%	29%
Private pay and other	19%	19%	20%

	100%	100%	100%

(4)	Significant Transactions and Events

Amendments to NCI Agreements

On August 18, 2006, GHC and Omnicare entered into (i) an Amended and Restated Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services, dated as of July 1, 2006, which agreement amends and restates the Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services, dated as of December 1, 2003, by and between the Company and NeighborCare Pharmacy Services, Inc. (NPS), as first amended on May 7, 2004 and second amended on June 9, 2005 (the “Pharmacy Services Agreement”), and (ii) an Amended and Restated Master Agreement for Specialty Beds and Oxygen Concentrators, dated as of July 1, 2006, which agreement amends and restates the Master Agreement for Specialty Beds and Oxygen Concentrators, dated as of December 1, 2003, by and between the Company and NPS (the “Durable Medical Equipment Agreement”). On July 28, 2005, Omnicare acquired NPS in a merger transaction pursuant to which NPS became a wholly owned subsidiary of Omnicare. Pursuant to the above-referenced merger transaction, Omnicare succeeded to all of NPS’s rights and obligations under the Pharmacy Services Agreement and Durable Medical Equipment Agreement.

Pharmacy Services Agreement

The Company and Omnicare amended the Pharmacy Services Agreement in order to, among other things: (i) extend the initial term for an additional five years to November 30, 2018; (ii) provide for annual price reviews and potential price adjustments based on the number of skilled nursing facility beds served by Omnicare under the Pharmacy Services Agreement; and (iii) reduce the prices paid by the Company for certain medications, including modifying the discounts available to the Company for its prompt payment of Omnicare invoices.

Durable Medical Equipment Agreement

The Company and Omnicare amended the Durable Medical Equipment Agreement in order to, among other things: (i) permit the Company to purchase or rent certain equipment directly from a certain manufacturer or its affiliates or successors; (ii) increase price discounts available to the Company for its prompt payment of Omnicare invoices; and (iii) reduce the cost to the Company for certain products.

Back to Index

Purchase of Joint Venture Interests

In June 2006, GHC acquired a 49% limited partnership interest in a joint venture with capital contributions amounting to $2.1 million as of September 30, 2006. The joint venture is engaged in the construction of an office building. The total cost of the project is estimated to be between $17 million and $19 million and will be financed with capital contributions from the partners and a line of credit of up to $14 million. The building is expected to be completed by the end of GHC’s fiscal year ended September 30, 2007. GHC, as the primary tenant of the building under construction consolidates and capitalizes the construction costs and borrowings under the line of credit through the construction phase of the project. At September 30, 2006, GHC included in its consolidated balance sheet $4.1 million classified as property and equipment for the construction in progress to date and a $2.0 million obligation classified as other long-term liabilities representing the other parties’ contributions less the partnership’s cash balance at the end of the period. Once the project is complete GHC will re-evaluate its accounting.

In December 2005, GHC deposited into escrow $4.1 million to acquire all of its joint venture partners’ interests in three skilled nursing facilities located in the State of West Virginia having a combined 208 beds. GHC owned a 50% interest in and managed the operations of each of the three facilities, but upon completion of the transaction on June 1, 2006 owned 100% of each facility and consolidated the related revenues, expenses and net assets. GHC had already consolidated the financial statements of one of the facilities and recorded minority interest to reflect its joint venture partners’ interests.

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

On January 5, 2004, GHC acquired its joint venture partner’s interest in two Massachusetts skilled nursing facilities it previously managed. GHC previously owned a 50% interest in one facility and a 20% interest in the other. Upon completion of the transaction, GHC owned 100% of both facilities and acquired approximately $6.0 million of working capital along with the property and equipment of the two skilled nursing facilities, having a total of 318 beds. The aggregate consideration consisted of $6.0 million in cash and the assumption of debt in the amount of approximately $20.0 million, of which $12.5 million was repaid following completion of the transactions.

Share Repurchase

In April 2006, GHC’s board of directors authorized the repurchase of up to $150.0 million of GHC’s common stock, with such repurchases to take place at GHC management’s discretion and/or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market and in privately negotiated transactions, subject to any covenants or restrictions contained in agreements governing GHC’s indebtedness. Repurchases of common stock are restricted by GHC’s debt agreements, the most restrictive of which is its 8% senior subordinated notes. Such restrictions preclude repurchases of common stock above 50% of GHC’s net income since July 1, 2003. After considering common stock repurchases made to date and other repurchase provisions, GHC’s maximum common stock repurchasing capacity at September 30, 2006 was $22.7 million. In total, 1,075,745 shares of common stock have been repurchased under current and past common stock repurchase programs at a cost of $42.8 million, of which 288,408 shares at a cost of $10.7 million were repurchased during fiscal 2006.

Debt Repurchase

In February 2005, GHC’s board of directors authorized the repurchase of a portion of GHC’s 8% senior subordinated notes due 2013 from time to time in the open market commencing in March 2005 until December 31,

Back to Index

2006. There were $79.1 million of 8% senior subordinated notes repurchased through September 30, 2006, of which $8.2 million were repurchased in fiscal 2006. The total debt repurchases made to date resulted in prepayment premium charges of $7.9 million and the write-off of unamortized deferred financing fees and other fees of $3.0 million. These charges, along with the write-off of unamortized deferred financing fees, are collectively included in loss on early extinguishment of debt in the consolidated statements of operations, of $0.8 million, $11.8 million and $1.7 million for the years ended September 30, 2006, 2005 and 2004, respectively.

Issuance and Registration of Convertible Senior Subordinated Debentures

In March 2005, GHC completed a private placement of $180.0 million aggregate principal amount of its 2.5% convertible senior subordinated debentures due 2025 to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (Securities Act). After paying financing fees of approximately $5.5 million, GHC used (i) approximately $20.1 million of the net proceeds of the offering to repurchase shares of its common stock from the initial purchasers of the debentures in negotiated transactions concurrently with the offering, (ii) approximately $119.7 million of the net proceeds to repay the remaining outstanding borrowings under the term loan portion of its senior credit facility, and (iii) the balance for general corporate purposes, including debt repurchases described above. In July 2005, the Company registered with the SEC the resale of the convertible senior subordinated debentures and the relating guarantees and underlying common stock.

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

In February 2005, CMS approved the New Jersey provider assessment. The New Jersey provider assessment, which was retroactive to July 1, 2004 and will expire on June 30, 2007, was recognized cumulatively in the quarter ended March 31, 2005. Recognition of the New Jersey provider assessment resulted in increased revenue and net income of $22.1 million and $3.7 million, respectively, in fiscal 2005, of which $4.3 million of revenue and $0.6 million of net income relates to periods prior to fiscal 2005.

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

Back to Index

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

(5)	Restricted Cash and Investments in Marketable Securities

Marketable securities (classified as available for sale) are held by the Company’s wholly owned subsidiary, Liberty Health Corporation, Ltd. (LHC), incorporated under the laws of Bermuda. LHC provides various insurance coverages to the Company and to unrelated entities, most of which are managed by the Company.

The current portion of restricted cash and investments in marketable securities represents an estimate of the level of outstanding self-insured losses the Company expects to pay in the succeeding year.

Restricted cash and equivalents and investments in marketable securities at September 30, 2006 consist of the following (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Restricted cash and equivalents:
Cash	$4,769	$-	$-	$4,769
Money market funds	6,350	-	-	6,350

Restricted investments in marketable securities:
U.S. mortgage backed securities	31,076	86	(219)	30,943
Corporate bonds	36,574	142	(429)	36,287
Government bonds	21,348	426	(144)	21,630
	$100,117	$654	$(792)	$99,979
Less: Current portion of restricted investments				(35,160)
Long-term restricted investments				$64,819

Restricted cash and equivalents and investments in marketable securities at September 30, 2005 consist of the following (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Restricted cash and equivalents:
Cash	$7,442	$-	$-	$7,442
Money market funds	4,482	-	-	4,482
Restricted investments in marketable securities:
U.S. mortgage backed securities	24,006	59	(299)	23,766
Corporate bonds	48,739	47	(643)	48,143
Government bonds	19,531	351	(201)	19,681
	$104,200	$457	$(1,143)	$103,514
Less: Current portion of restricted investments				(39,875)
Long-term restricted investments				$63,639

Maturities of restricted investments yielded proceeds of less than $0.1 million, $0.5 million and $3.1 million for the years ended September 30, 2006, 2005 and 2004, respectively. Sales of investments yielded proceeds of $93.3 million, $146.4 million and $201.4 million for the years ended September 30, 2006, 2005 and 2004, respectively, with associated gross realized gains of less than $0.1 million, $0.1 million and $1.3 million and gross realized losses

Back to Index

of $0.7 million, $0.6 million and $0.1 million for the years ended September 30, 2006, 2005 and 2004, respectively.

There are restricted investments held continuously for less than 12 months having less than $0.1 million and $0.7 million of unrealized losses at September 30, 2006 and 2005, respectively. There are restricted investments held continuously for greater than 12 months having $0.8 million and $0.5 million of unrealized losses at September 30, 2006 and 2005, respectively. As the majority of GHC’s investments are investment grade government and corporate debt securities that have maturities of five years or less, and GHC has both the ability and intent to hold the investments until maturity, it does not expect to realize any significant losses on such investments.

Restricted investments in marketable securities held at September 30, 2006 mature as follows (in thousands):

	Amortized cost	Fair value
Due in one year or less	$15,043	$14,951
Due after 1 year through 5 years	62,284	62,011
Due after 5 years through 10 years	6,560	6,692
Due after 10 years	5,111	5,206
	$88,998	$88,860

Actual maturities may differ from stated maturities because borrowers have the right to call or prepay certain obligations with or without prepayment penalties.

LHC has issued letters of credit totaling $74.4 million at September 30, 2006 and $90.1 million at September 30, 2005 to its third party administrators and GHC’s excess insurance carriers. Restricted cash of $4.7 million and restricted investments with an amortized cost of $89.0 million and a market value of $88.9 million are pledged as security for these letters of credit as of September 30, 2006.

(6)	Property and Equipment

Property and equipment at September 30, 2006 and 2005 consist of the following (in thousands):

	2006	2005
Land and improvements	$88,988	$84,645
Buildings and improvements	809,924	746,321
Equipment, furniture and fixtures	204,234	159,369
Construction in progress	4,946	1,517
Gross property and equipment	1,108,092	991,852
Less: accumulated depreciation	(234,928)	(173,714)
Net property and equipment	$873,164	$818,138

Assets held under capital leases, which are principally carried in building and improvements above, were $48.0 million and $51.4 million at September 30, 2006 and 2005, respectively. Accumulated depreciation on assets held under capital leases was $7.1 million and $4.9 million at September 30, 2006 and 2005, respectively.

Back to Index
(7)	Other Long-Term Assets

Other long-term assets at September 30, 2006 and 2005 consist of the following (in thousands):

	2006	2005

Notes receivable, net	$9,978	$16,493
Assets held in Rabbi Trust	18,840	14,119
Insurance claims recoverable	11,187	14,938
Deferred financing fees, net	11,514	13,473
Deposits and funds held in escrow	19,497	10,008
Advanced rents	7,253	9,608
Investments in unconsolidated affiliates	4,873	6,062
Other, net	1,991	393
Other long-term assets	$85,133	$85,094

Notes receivable are recorded net of allowances of $22.6 million and $25.6 million at September 30, 2006 and 2005, respectively. The net decline of notes receivable in the year ended September, 30, 2006 is principally due to the repayment of a $6.0 million note.

Growth of assets held in Rabbi Trust is due to employee contributions to the deferred compensation plan and the relative performance of the investments held. The investments are accounted for as trading securities and therefore adjusted to fair value with a corresponding adjustment to investment income.

Deferred financing fees are recorded net of accumulated amortization of $5.1 million and $3.2 million at September 30, 2006 and 2005, respectively.

Growth in deposits and funds held in escrow is principally due to $7.2 million of net funding at September 30, 2006 for a loss deposit fund in connection with workers compensation insurance. See note 12 - “Loss Reserves for Certain Self Insured Programs.”

(8)	Goodwill and Identifiable Intangible Assets

The changes in the carrying value of goodwill for the years ended September 30, 2006 and 2005 are as follows (in thousands):

	2006	2005

Balance at beginning of period	$8,619	$10,293
Goodwill related to contingent consideration adjustments	26	643
Goodwill adjustment due to step-acquisition	-	(2,317)
Balance at end of period	$8,645	$8,619

Identifiable intangible assets at September 30, 2006 and 2005 consist of the following (in thousands):

Classification	2006	2005	Estimated Life (Years)
Customer Contracts	$1,605	$1,605	4-5
Non-Competition agreements	1,123	1,123	4-5
Indentifiable intangible assets	2,728	2,728
Accumulated amortization	(2,157)	(1,633)
Indentifiable intangible assets, net	$571	$1,095

Aggregate amortization expense for identifiable intangible assets for the years ended September 30, 2006 and 2005 was $0.5 million and $0.6 million, respectively. Amortization expense for the next two fiscal years is $0.5 million in fiscal 2007 and $0.1 million in fiscal 2008.

Back to Index

(9)	Long-Term Debt

Long-term debt at September 30, 2006 and 2005 consists of the following (in thousands):

	2006	2005

Senior credit facility - revolving credit	$6,000	-
Senior subordinated notes	145,935	154,150
Convertible senior subordinated debentures	180,000	180,000
Mortgages and other secured debt (recourse)	37,909	39,600
Capital lease obligations	34,950	36,420
Mortgages and other secured debt (non recourse)	40,040	40,926
	444,834	451,096
Less:
Current installments of long-term debt	(4,829)	(5,419)
Long-term debt	$440,005	$445,677

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

At September 30, 2006, $112.2 million was available under the revolving credit facility after giving effect to $6.8 million in outstanding letters of credit issued and $6.0 million borrowed to finance a subsequent facility acquisition. GHC pays interest monthly on the outstanding loans under the amended and restated senior credit agreement at either a base rate plus a margin or at the London Interbank Offered Rate (LIBOR) plus a margin. The margin is adjusted from time to time, depending on GHC’s leverage ratio. For base rate loans, the margin range is from 0.00% to 1.00%. For LIBOR loans, the margin range is from 1.00% to 2.00%. At September 30, 2006, the margin on base rate loans was 0.50% and the margin on LIBOR loans was 1.50%. At September 30, 2005, the margin on base rate loans was 0.25% and the margin on LIBOR loans was 1.25%. GHC currently pays a commitment fee to the lenders on the unused portion of the revolving credit facility equal to 0.50% of the unused amount, which is an increase from the prior year when GHC paid 0.375%. The increases are due to GHC’s total leverage ratio rising above 2.25:1.00, as defined.

The agreements and instruments governing the amended and restated senior credit agreement contain various restrictive covenants that, among other things, restrict the ability of GHC and its subsidiaries that guarantee the

Back to Index

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

Senior subordinated notes. In October 2003, GHC issued 8% senior subordinated notes in an aggregate principal amount of $225.0 million due in 2013. Interest is payable semi-annually in April and October. In July 2004, upon the expiration of an exchange offer, $224.0 million aggregate principal amount of senior subordinated notes registered under the Securities Act were exchanged for the unregistered notes issued in October 2003. The aggregate principal amount of $1.0 million of unregistered notes was not exchanged and remains outstanding. Under the terms of GHC’s senior subordinated notes, the notes are not redemable until after October 15, 2008. Each of GHC’s subsidiaries that guarantees the indebtedness under the amended and restated senior credit agreement also guarantees the senior subordinated notes. The guarantees will be released at such time that such subsidiary ceases to be a guarantor under the amended and restated senior credit agreement or all of the senior subordinated notes are no longer outstanding. See note 4 - “Significant Transaction and Events” regarding the repayment of a portion of these notes.

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

Convertible senior subordinated debentures. In March 2005, GHC completed a private placement of $180.0 million aggregate principal amount of its 2.5% convertible senior subordinated debentures due 2025 to qualified institutional buyers under Rule 144A of the Securities Act. Interest is payable semi-annually in March and September. Each of GHC’s subsidiaries that guarantee the indebtedness under the senior subordinated notes also guarantee the convertible senior subordinated debentures. The guarantees will be released at such time that such subsidiary ceases to be a guarantor under the senior subordinated notes, all of the senior subordinated notes are no longer outstanding, or on March 20, 2012. In July 2005, the Company registered with the SEC the resale of the convertible senior subordinated debentures and the relating guarantees and underlying common stock.

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

Back to Index

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

Mortgages and other secured debt (recourse). At September 30, 2006 and 2005, GHC had $37.9 million and $39.6 million, respectively, of other secured debt consisting principally of revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development. These loans are secured by the underlying real and personal property of individual eldercare centers and have fixed or variable rates of interest ranging from 3.0% to 11.0%, with a weighted average interest rate of 6.6% at September 30, 2006 and 2005.

Capital lease obligations. The capital lease obligations represent the present value of minimum lease payments under such capital lease arrangements and bear imputed interest at rates ranging from 5.00% to 7.75% and mature at dates ranging primarily from 2007 to 2009. See note 10 – “Leases and Lease Commitments.”

Mortgages and other secured debt (non-recourse). These loans are carried by certain of GHC’s less than 51% owned joint ventures consolidated pursuant to FIN 46. The loans consist principally of revenue bonds and secured bank loans. These loans are secured by the underlying real and personal property of individual eldercare centers and have fixed or variable rates of interest ranging from 3.8% to 8.7% at September 30, 2006, with maturity dates ranging from 2010 to 2038. These loans are labeled “non-recourse” because neither GHC nor a wholly owned subsidiary is obligated to perform under the respective loan agreements.

The Company consolidates one VIE pursuant to FIN 46 that entered into an interest rate swap agreement. The VIE’s obligation under the interest rate swap agreement is non-recourse to GHC. The interest rate swap agreement effectively converts approximately $6.9 million and $7.0 million at September 30, 2006 and 2005, respectively, of variable-rate debt (one month LIBOR) into fixed-rate debt (4.38%). The interest rate swap agreement matures on July 29, 2010. The counterparty to the interest rate swap agreement is a major institutional bank.

The maturity of total debt, excluding capital lease obligations, of $409.9 million at September 30, 2006 is as follows: $4.3 million in fiscal 2007, $13.4 million in fiscal 2008, $2.2 million in fiscal 2009, $17.6 million in fiscal 2010, $2.0 million in fiscal 2011 and $370.4 million thereafter.

Back to Index

(10)	Leases and Lease Commitments

The Company leases certain facilities under capital and operating leases. Future minimum payments for the next five years and thereafter under such leases at September 30, 2006 are as follows (in thousands):

Year ending September 30,	Capital Leases	Operating Leases

2007	$4,996	$21,181
2008	3,210	21,043
2009	30,386	20,082
2010	534	18,849
2011	542	18,460
Thereafter	631	63,887
Total future minimum lease payments	$40,299	$163,502
Less amount representing interest	(5,349)
Present value of net minimum lease payments	34,950
Less current portion	(501)
Long-term capital lease obligation	$34,449

GHC holds fixed price purchase options to acquire the land and buildings of eight centers for $70.5 million with expirations ranging from 2007 to 2009. Three of these options are deemed to be bargain purchases and, consequently, these leases have been classified as capital leases contributing $29.4 million in capital lease obligations of the total $35.0 million at September 30, 2006. The large capital lease obligation in fiscal 2009 is caused by the three bargain purchase options which become exercisable in that year. GHC also classifies two other center leases as capital leases contributing $3.6 million to the capital lease obligation at September 30, 2006.

Deferred lease balances carried on the consolidated balance sheets represent future differences between accrual basis and cash basis lease costs. Differences between lease expense on an accrual basis and the amount of cash dispersed for lease obligations is caused by:

•

Unfavorable or favorable lease balances established in GHC’s September 30, 2001 adoption of fresh-start reporting and deferred gains on sale leaseback transactions which are amortized on a straight-line basis over the lease term;

•	Lease balances established to account for operating lease costs on a straight-line basis; and
•	Advanced rent payments made to lessors in order to reduce future lease payments which are amortized on a straight-line basis over the lease term.

The net balance of unfavorable/favorable leases and deferred gain on sale lease back at September 30, 2006 of ($1.9) million is included in other long-term liabilities on the consolidated balance sheets and will be amortized to lease expense over the remaining lease terms, which have a weighted average term of 5.7 years. The net balance of the straight-line lease adjustment at September 30, 2006 of $1.4 million is included in other long-term liabilities on the consolidated balance sheets. The balance of advanced rent payments at September 30, 2006 of $7.3 million is included in other long-term assets in the consolidated balance sheets and will be amortized as an increase to lease expense over the remaining lease terms, which have a weighted average term of 4.2 years.

In June 2006, GHC acquired a 49% limited partnership interest in a joint venture with capital contributions amounting to $2.1 million as of September 30, 2006. The joint venture is engaged in the construction of an office building. Upon completion of construction, GHC intends to lease office space from the joint venture to house certain of its corporate support functions. See note 4 – “Significant Transactions and Events.”

Back to Index

(11)	Income Taxes

Total income tax expense (benefit) for the years ended September 30, 2006, 2005 and 2004 was as follows (in thousands):

	2006	2005	2004

From continuing operations	$25,839	$28,644	$19,897
From cumulative effect of an accounting change	(1,054)	-	-
From discontinued operations	(361)	(109)	(1,484)
Total	$24,424	$28,535	$18,413

The components of the provision for income taxes on income from continuing operations for the years ended September 30, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004

Current:
Federal	$4,994	$2,839	$274
State	4,486	690	2,831
	9,480	3,529	3,105
Deferred:
Federal	15,191	19,610	15,707
State	1,168	5,505	1,085
	16,359	25,115	16,792
Total	$25,839	$28,644	$19,897

Total income tax expense for the years ended September 30, 2006, 2005 and 2004 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income from continuing operations before income taxes, equity in net income of unconsolidated affiliates and minority interests as illustrated below (in thousands):

	2006	2005	2004

Computed “expected” tax	$22,192	$25,818	$17,855
Increase (reduction) in income taxes resulting from: State and local income taxes, net of federal tax benefits	3,675	4,026	2,544
Targeted jobs tax credit	(629)	(1,247)	(560)
Carryback of losses allowed under Job Creation and Worker Assistance Act of 2002	-	(669)	-
Other, net	601	716	58
Total income tax expense	$25,839	$28,644	$19,897

Back to Index

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2006 and 2005 are presented below (in thousands):

	2006	2005

Deferred Tax Assets:
Accounts receivable	$19,539	$20,877
Accrued liabilities and reserves	37,290	38,737
Net operating loss carryforwards (NOL)	34,352	50,786
Net unfavorable leases	2,216	2,844
Other	10,767	6,990
Total deferred tax assets	104,164	120,234
Deferred Tax Liabilities:
Accrued liabilities and reserves	(811)	(3,441)
Depreciation	(52,317)	(59,856)
Total deferred tax liabilities	(53,128)	(63,297)
Net deferred tax assets	$51,036	$56,937

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

Current and deferred taxes calculated under the separate company approach to intercorporate tax allocation followed in preparing the consolidated financial statements for the pre-spin-off period may not necessarily reflect the impact of income taxes on the results of operations, cash flows or financial position of GHC in the future.

Management believes the net deferred tax assets at September 30, 2006 and 2005 were more likely than not to be realized. As of September 30, 2006, GHC expects it will have sufficient taxable income in future periods such that the remaining NOL would be utilized within the carryforward period. During the year ended September 30, 2006, GHC utilized $33.1 million in NOL carryforwards, adjusted prior year utilization by $4.6 million, and had NOL carryforwards remaining of $83.2 million at September 30, 2006. The NOL arose in fiscal 2000 and 2001 and has a carryforward period of 20 years. Pursuant to the American Institute of Certified Public Accountants Statement of Position No. 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), utilization of deferred tax assets existing at the October 2, 2001 bankruptcy emergence date must be applied first as a reduction of identifiable intangible assets and, then, as an increase to shareholders’ equity. The Company recorded an increase to shareholders’ equity in fiscal 2006 and fiscal 2005 of $7.6 million and $71.9 million, respectively, pursuant to SOP 90-7. Included in the fiscal 2005 increase to shareholders’ equity is the reversal of the then remaining NOL valuation allowance of $51.0 million. Prior to September 2005, the tax benefit of the NOL carryforwards was fully reserved due to the uncertainty caused by utilization limitations based on taxable income, tax statutes, and contractual provisions between NCI and GHC, and filing positions to be determined by NCI. This uncertainty was largely resolved with the filing of NCI’s fiscal 2004 federal and state income tax returns in June and July 2005, prompting GHC to remove the valuation allowance.

(12)	Loss Reserves For Certain Self-Insured Programs

General and Professional Liability and Workers’ Compensation

Prior to June 1, 2000, GHC had first dollar coverage for general and professional liability costs with third party insurers; accordingly, it has no exposure for claims prior to that date. Effective June 1, 2000, GHC began insuring a substantial portion of its professional liability risks through LHC. Specifically, it is responsible for the first dollar of each claim (on a claims-made basis), up to a self-insurance retention limit determined by the individual policies, subject to aggregate limits for each policy year. The self-insured retention limits amount to $24.0 million, $21.0 million and $19.0 million for the policy years ended May 31, 2007, 2006 and 2005, respectively, with a per incident limit of $1.0 million for each of those years. Any costs above these retention limits are covered by third-party insurance carriers. Since the June 1, 2000 inception of the self-insurance program through September 30, 2006,

Back to Index

GHC’s cumulative self-insurance retention levels are $122.0 million and its provision for these losses is $98.6 million. Assuming GHC’s actual losses were to reach its retention limits in each of the policy years, its additional exposure is approximately $23.4 million which, if incurred, would be recognized as an increase to its other operating expenses in its consolidated statements of operations in the period such exposure became known. In addition, GHC has provided $4.7 million for the estimated costs of claims incurred but not reported as of September 30, 2006.

GHC is insured through a loss deposit fund with a large deductible workers’ compensation policy beginning May 1, 2006 up to the first $1.0 million per incident. GHC has an annual aggregate self-insured retention of $67.9 million for this policy year ended April 30, 2007. All claims above the aggregate and per incident limits are insured through a third-party insurer. GHC’s provision for losses in this policy year is $10.6 million as of September 30, 2006, with an estimated $10.0 million reserve for unpaid losses as of that date.

Prior to May 1, 2006, GHC is self-insured against workers’ compensation losses through LHC. Beginning May 1, 2005 through April 30, 2006, GHC has per incident retention limits up to the first $1.0 million and $0.5 million prior to May 1, 2005. All claims above these per incident limits, in their respective periods, are insured through a third-party insurer. GHC has annual aggregate self-insured retentions of $61.8 million and $56.0 million in policy years ended April 30, 2006 and 2005, respectively. Claims above these aggregate limits are insured through a third-party insurer as of September 30, 2006. GHC’s provision for losses in these policy years is $46.4 million as of September 30, 2006. GHC’s reserve levels are evaluated on a quarterly basis. Any necessary adjustments are recognized as an adjustment to salaries, wages and benefits in its consolidated statements of operations.

GHC records outstanding losses and loss expenses for both general and professional liability and workers’ compensation liability based on the estimates of the amount of reported losses together with a provision for losses incurred but not reported, based on the recommendations of an independent actuary, and management’s judgment using its past experience and industry experience. As of September 30, 2006, GHC’s estimated range of outstanding losses for these liabilities is $103.9 million to $129.0 million ($95.6 million to $111.8 million net of amounts recoverable from third-party insurance carriers). GHC recorded reserves for these liabilities were $102.0 million as of September 30, 2006, net of $9.1 million recoverable from third-party insurance carriers, and are included in self-insurance liability reserves in its consolidated balance sheet. GHC (through LHC) has restricted cash and investments in marketable securities of $100.0 million at September 30, 2006, which are substantially restricted to securing the outstanding claim losses of LHC.

GHC believes, based upon its valuation and discussions with an independent actuary, that the provision for outstanding losses and loss expenses will be adequate to cover the ultimate cost of losses incurred as of September 30, 2006, but the provision is necessarily an estimate and may ultimately be settled for a significantly greater or lesser amount. It is at least reasonably possible that GHC will revise its estimates significantly in the near term. Any subsequent differences arising are recorded in the period in which they are determined.

Health Insurance

GHC offers employees an option to participate in a self-insured health plan. Health claims under this plan are self-insured with a stop-loss umbrella policy in place to limit maximum potential liability for both individual claims and total claims for a plan year. Health insurance claims are paid as they are submitted to the plan administrator. GHC maintains an accrual for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims (generally 1-2 months). The liability for the self-insured health plan is recorded in accrued compensation in the consolidated balance sheets.

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

In October 2003, GHC purchased for $0.2 million the 10% general partnership interest in a partnership which leased four eldercare centers. GHC owned the 90% limited partnership interest in the partnership. The principal of the seller of the general partnership became a director of GHC subsequent to the transaction. Simultaneously with the purchase of the general partnership interest, GHC made a lease termination payment and sold the leasehold rights to an unrelated third party.

(14)	Shareholders’ Equity

The Company’s authorized capital stock consists of 50,000,000 shares, including 45,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.01 par value. The Company’s board of directors may from time to time authorize the issuance of one or more classes or series of preferred stock without shareholder approval.

Common Stock

Authorized common stock consists of 45,000,000 shares, $0.01 par value, of which 20,736,223 shares were issued at September 30, 2006, including 131,680 common shares held in an escrow account for future delivery to former unsecured claimants of NCI and its subsidiaries, including subsidiaries of GHC, that were entitled to receive common equity securities under the terms of the 2001 joint plan of reorganization.

Treasury Stock

In April 2006, GHC’s board of directors authorized the repurchase of up to $150.0 million of GHC’s common stock, with such repurchases to take place at GHC management’s discretion and/or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market and in privately negotiated transactions, subject to any covenants or restrictions contained in agreements governing GHC’s indebtedness. Repurchases of common stock are restricted by GHC’s debt agreements, the most restrictive of which is its 8% senior subordinated notes. Such restrictions preclude repurchases of common stock above 50% of GHC’s net income since July 1, 2003. After considering common stock repurchases made to date and other repurchase provisions, GHC’s maximum common stock repurchasing capacity at September 30, 2006 was $22.7 million. In total, 1,075,745 shares of common stock have been repurchased under current and past common stock repurchase programs at a cost of $42.8 million, of which 288,408 shares at a cost of $10.7 million were repurchased during fiscal 2006. The Company accounted for the repurchases under the cost method.

Common Stock Held in Deferred Compensation Plan

In 2004, GHC established a non-qualified deferred compensation plan for certain of its employees. Plan participants are able to defer cash and stock based compensation until some future point in time. Under the provisions of the plan, a rabbi trust was established to maintain the amounts deferred by the participants. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from various events, excluding bankruptcy

Back to Index

or insolvency. Certain of the plan participants have elected to invest their deferred compensation in GHC stock units, which effectively mirror the performance of GHC’s common stock. To satisfy a portion of the Company’s obligation under the plan, GHC held 236,227 and 163,135 shares of its common stock in the rabbi trust at September 30, 2006 and 2005, respectively. GHC funds the rabbi trust with an amount of shares of GHC common stock that approximates the number of stock units invested by plan participants. The Company has recorded the $9.7 million and $5.7 million cost of the shares of common stock as a reduction of shareholders’ equity as of September 30, 2006 and 2005, respectively. The Company is required to recognize future changes in the fair value of the common stock held in the rabbi trust that is not required to be settled by the delivery of shares of employer stock as periodic charges or credits to compensation cost. During fiscal 2006 and 2005, respectively, the Company sold 58,510 and 82,267 shares of GHC common stock held in the rabbi trust at a net realized gain of $1.0 million and $1.9 million, which was recorded as an increase to additional paid-in capital.

Deferred Compensation Liability

Effective June 30, 2006, GHC placed certain restrictions on the compensation deferrals of certain members of executive management. For these individuals, the restrictions require that deferrals designated in GHC common stock units are irrevocable, meaning that such holdings cannot be diversified within the rabbi trust of the deferred compensation plan and all future distributions of such designations must be settled in shares of GHC common stock. Accordingly, the portion of the deferred compensation obligation that is required to be settled by the delivery of shares of employer stock is classified in shareholders’ equity. At September 30, 2006, there were 127,611 shares of GHC stock, carried at $6.0 million, held by the rabbi trust and presented in the accompanying consolidated balance sheet as an equity account. Changes in the fair value of both the employer stock held in the rabbi trust and the deferred compensation obligation for those shares restricted from diversification and distribution are not recognized through earnings.

Preferred Stock

Authorized preferred stock consists of 5,000,000 shares, $0.01 par value, including 1,000,000 shares that have been designated Series A Junior Participating Preferred Shares, none of which are issued or outstanding at September 30, 2006.

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

NCI’s Equity in GHC

Prior to the spin-off, substantially all of the Company’s cash accounts were linked to NCI’s centralized cash management system. Accordingly, substantially all cash generated from or used in GHC’s operations was

Back to Index

transferred to and from NCI. For instance, NCI funded nearly all routine and capital cash disbursements on behalf of GHC. Likewise, on a daily basis, GHC transferred its cash receipts directly to the concentrated bank account of NCI. The net transactions with NCI as reflected in GHC’s statements of cash flows represent cash activities between NCI and GHC. The advances and distributions to and from NCI as reflected in the consolidated statements of shareholders’ equity include the cash activities as reflected in the consolidated statements of cash flows as well as certain non-cash adjustments to NCI’s equity in GHC. Such non-cash adjustments to NCI’s equity in GHC principally relate to non-cash income tax provisions. The financing activities between NCI and GHC were in the form of equity capital advances and there were no formal repayment or interest arrangements.

(15)	Stock-Based Benefit Plans

As more fully discussed in note 2 – “Summary of Significant Accounting Policies — Adoption of New Accounting Pronoucements”, effective October 1, 2005, GHC adopted the provisions of SFAS No. 123(R).

Stock-Based Compensation Expenses

GHC recorded stock-based compensation expense for the years ended September 30, 2006, 2005 and 2004 as follows (in thousands):

	2006	2005	2004

Stock options	$4,523	$-	$-
Stock incentive plan	5,130	4,120	2,636
Stock held in deferred compensation plan	1,440	1,665	1,024
Total stock-based compensation before income taxes	11,093	5,785	3,660
Income tax benefit	(4,492)	(2,314)	(1,449)
Total stock-based compensation after income taxes	$6,601	$3,471	$2,211

Stock Option Plan

GHC has a stock option plan that provides for the grant of incentive stock options and non-qualified stock options for officers, key employees and non-employee directors. A total of 1,500,000 shares of GHC common stock were reserved for issuance under the stock option plan, of which 500 were available for grant at September 30, 2006. The exercise price of each stock option equals 100% of the market price of GHC’s common stock on the date of grant and generally each stock option has a maximum term of 10 years. Stock options are generally subject to vesting, which means the optionee earns the right to exercise an increasing number of the shares underlying the option over a specific period of time only if he or she continues to provide services to GHC over that period. Options generally vest quarterly over three years and provide for accelerated vesting if there is a change in control of GHC, as defined in the option grant. GHC distributes newly issued common shares to satisfy its obligations under the stock option plan.

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

Back to Index

The weighted average fair value of stock options of $18.31 per share for options granted during the year ended September 30, 2006, was determined using the lattice-based binomial option pricing model with the following assumptions: expected volatility (46%), weighted average expected life (6.6 years), weighted average risk free rate of return (4.46%) and dividend yield (0.00%). Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by GHC under SFAS 123R.

Changes to the stock option plan for the year ended September 30, 2006 were as follows:

	Stock Options	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Outstanding at October 1, 2005	576,976	$23.72
Granted	599,500	38.19
Exercised	(153,847)	23.91	$3,200
Outstanding at September 30, 2006	1,022,629	$32.17	$15,810	8.45
Exercisable at September 30, 2006	463,000	$28.26	$8,969	7.93
Vested and expected to vest at September 30, 2006	972,026	$31.86	$15,332	8.41

No stock options were forfeited or expired during the year ended September 30, 2006. Cash received from stock option exercises totaled $3.7 million and $7.2 million in the years ended September 30, 2006 and 2005, respectively. The intrinsic value of stock options exercised were $3.2 million, $5.2 million and $0.1 million in the years ended September 30, 2006, 2005 and 2004, respectively.

The following table summarizes information about stock options outstanding at September 30, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$20.00 - $29.99	425,213	7.37	$23.70	313,330	7.37	$23.79
$30.00 - $39.99	474,916	9.21	36.40	117,166	9.21	36.40
$40.00 - $49.99	122,500	9.29	$45.16	32,504	9.93	$42.02

Back to Index

The following table presents information regarding non-vested option activity during the year ended September 30, 2006:

	Non-Vested Number of Stock Options	Weighted Average Grant-Date Fair Value

Non-vested at October 1, 2005	381,263	$13.53
Granted	599,500	18.31
Vested	(421,134)	14.98

Non-vested at September 30, 2006	559,629	$17.20

The weighted average grant-date fair value of stock options which vested in fiscal years 2005 and 2004 were $13.23 and $12.73, respectively.

As of September 30, 2006, there was $7.0 million of total unrecognized compensation cost related to non-vested stock options granted under the plan. That cost is expected to be recognized over the remaining vesting periods as follows: $3.4 million in fiscal 2007, $3.3 million in fiscal 2008 and $0.3 million in fiscal 2009. The expected recognition of compensation expense could differ from these estimates as better information becomes available regarding the turnover trends of GHC’s plan participants and forfeiture assumptions are revised accordingly.

Stock Incentive Plan

GHC has a stock incentive plan that provides for the grant of restricted stock to certain GHC officers, directors and employees. The number of shares of common stock available for issuance under the 2003 stock incentive plan is 1,000,000, of which 80,724 shares were available for grant at September 30, 2006. Restrictions on the awards to GHC employees typically vest quarterly over a five year period from the date of grant such that the employee cannot sell or trade the restricted stock until it becomes vested. In fiscal 2004 and fiscal 2005, GHC made annual restricted stock grants of $95,000 worth of shares of its common stock to each of its seven non-employee directors. In fiscal 2006, GHC made a grant of restricted shares to its seven non-employee directors each having a market value of $105,000. In April 2006, GHC made a grant of restricted shares to its lead director having a market value of $160,000 as consideration for the assumption of certain expanded responsibilities. All restricted stock grants made to non-employee directors vest on the earlier of three years from the date of grant or the date the director no longer serves as a member of the board. During the year ended September 30, 2006, GHC granted 177,051 restricted shares to employees with a weighted average grant date fair value of $41.23 per share. GHC distributes newly issued common shares to satisfy its obligations under the stock incentive plan.

GHC recognizes compensation expense ratably over each quarterly service period at the market value of GHC’s common stock on the grant date. GHC recorded compensation expense of $5.1 million, $4.1 million and $2.6 million for the years ended September 30, 2006, 2005 and 2004, respectively, for employee and director restricted stock grants.

Back to Index

The following table presents non-vested restricted stock activity during the year ended September 30, 2006:

	Non-Vested Number of Restricted Shares	Weighted Average Grant-Date Fair Value

Non-vested at October 1, 2005	492,253	$22.32
Granted	197,886	41.41
Vested and Distributed	(153,266)	24.79
Forfeited	(4,174)	29.31

Non-vested at September 30, 2006	532,699	$25.72

As of September 30, 2006, there was $12.9 million of total unrecognized compensation cost related to future service periods for non-vested restricted stock granted. This unrecognized compensation cost is expected to be recognized over the remaining vesting periods as follows: $4.4 million in fiscal 2007, $4.4 million in fiscal 2008, $2.2 million in fiscal 2009, $1.2 million in fiscal 2010, and $0.7 million in fiscal 2011.

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

The Company has extended $3.9 million in working capital lines of credit to certain jointly owned and managed companies, including certain consolidated VIEs, of which $2.1 million was unused at September 30, 2006. In addition, the Company has agreed to extend credit for working capital needs of one managed nursing center. Under that arrangement, the property’s owner is responsible for funding working capital needs up to $0.9 million and the Company would be required to cover deficits in excess of that limit. To date, the Company has not had to perform under that agreement. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

The Company has posted $6.8 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on the Company’s consolidated balance sheet unless they are probable of being utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

The Company is a party to joint venture partnerships whereby its ownership interests are 50% or less of the total capital of the partnerships. The Company accounts for certain of these partnerships using either the cost or equity method of accounting depending on the percentage of ownership interest, and therefore, the assets, liabilities and operating results of these partnerships are not consolidated with the Company’s. Certain other of the Company’s joint venture partnerships qualifying as VIEs, and where the Company is determined to be the primary beneficiary of such arrangements, are consolidated. The carrying value of the Company’s investment in unconsolidated joint venture partnerships is $4.9 million and $6.1 million at September 30, 2006 and 2005, respectively. Although the Company is not contractually obligated to fund operating losses of these partnerships, in certain cases it has extended credit to such joint venture partnerships in the past and may decide to do so in the future in order to realize economic benefits from its joint venture relationship. Management assesses the creditworthiness of such

Back to Index

partnerships in the same manner it does other third-parties. The underlying debt obligations of the Company’s consolidated VIEs are non-recourse to it. Guarantees are not recorded as liabilities on the Company’s consolidated balance sheet unless it is required to perform under the guarantee. Credit risk represents the accounting loss that would be recognized at the reporting date if the counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

Legal Proceedings

GHC is a party to litigation and regulatory investigations arising in the ordinary course of business. Management does not believe the results of such litigation and regulatory investigations, even if the outcome is unfavorable, would have a material adverse effect on the results of operations, financial position or cash flows of GHC.

Conditional Asset Retirement Obligations

See note 2 – “Summary of Significant Accounting Policies – Adoption of New Accounting Pronouncements.”

At September 30, 2006, GHC recognized a liability for the fair value of the asset retirement obligation associated primarily with the cost of asbestos removal aggregating approximately $5.3 million, which amount is included in other long-term liabilities. The liability for each facility will be accreted to its present value each period, which is estimated to approximate $15.7 million through the estimated settlement dates extending from 2007 through 2037. Due to the time over which these obligations could be settled and the significant judgment used to determine the liability, the ultimate obligation may differ significantly from the estimate. Upon settlement any difference between actual cost and the estimate is recognized as a gain or loss in that period.

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

NCI has agreed to indemnify, defend and hold harmless GHC and its affiliates, and each of its directors, officers and employees, from and against all liabilities relating to, arising out of or resulting from:

•	the failure of NCI, or its affiliates, or any other person to pay, perform or otherwise promptly discharge any of its liabilities, other than liabilities of the eldercare businesses;
•	any of NCI liabilities, other than liabilities of the eldercare businesses, and the operation of its business other than the eldercare businesses at any time before or after the spin-off;
•	any breach by NCI or its affiliates of the separation and distribution agreement or any of the ancillary agreements entered into in connection with the separation and distribution agreement;

Back to Index

•	one-half of any liabilities arising out of the 2001 joint plan of reorganization (other than certain liabilities specifically allocated in the separation and distribution agreement); and
•	specified disclosure liabilities.
(17)	Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments at September 30, 2006 and 2005 consist of the following (in thousands):

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and equivalents	$74,819	$74,819	$107,350	$107,350
Restricted cash and investments in marketable securities	99,979	99,979	103,514	103,514
Accounts receivable, net	226,689	226,689	186,296	186,296
Accounts payable	54,034	54,034	56,266	56,266
Debt, excluding capital leases	409,884	430,725	414,676	428,497
Pay fixed/receive variable interest rate swap	135	135	41	41

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

(18)	Investment Income

Investment income is earned principally on short-term investments of cash on hand, restricted cash and investments of marketable securities held by LHC and assets held in a rabbi trust of GHC’s deferred compensation plan. GHC includes investment income in the EBITDA, as defined herein, of its other services and corporate costs segment category. See note 20 – “Segment Information.”

The following table sets forth the components of investment income (in thousands):

	2006	2005	2004

Income on cash and short-term investments	$3,994	$2,888	$1,249
Income on restricted cash and investments	3,332	2,808	3,564
Income on assets held in rabbi trust	1,511	2,615	882
Interest income on notes receivable	446	504	543

Total investment income	$9,283	$8,815	$6,238

Back to Index
(19)	Assets Held for Sale and Discontinued Operations

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

Consolidated interest expense has been allocated to discontinued operations for all periods presented based on allocated debt that could be repaid in connection with the sale of the assets. The amount of after-tax interest expense allocated to discontinued operations in fiscal 2006, fiscal 2005 and fiscal 2004 was $0.2 million, $0.3 million, and $0.7 million, respectively.

GHC has separately classified $3.9 million of carrying value associated with its assets held for sale in its consolidated balance sheets at September 30, 2006 and 2005.

The following table sets forth net revenues and the components of loss from discontinued operations for the years ended September 30, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Net revenues	$153	$10,817	$43,496
Net operating loss of discontinued businesses	$(516)	$(183)	$(3,442)
Loss on discontinuation of businesses	-	(86)	(249)
Cumulative effect of an accounting change	(372)	-	-
Income tax benefit	361	109	1,484
Loss from discontinued operations, net of taxes	$(527)	$(160)	$(2,207)

The loss on discontinuation of businesses includes the write-down of assets to estimated net realizable value. The cumulative effect of an accounting change represents a charge recognized upon adoption of FIN 47.

(20)	Segment Information

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

Back to Index

consistent with the Company’s internal financial reporting and the information used by the chief operating decision maker regarding the performance of the Company’s reportable and non-reportable segments.

	Year ended September 30,
(in thousands)	2006	2005	2004

Revenues:
Inpatient services - external	$1,591,900	$1,543,628	$1,402,479
Rehabilitation services:
External	143,872	129,256	118,868
Intersegment	92,619	82,469	78,210
All other services:
External	34,526	38,549	36,850
Intersegment	49,404	59,333	72,480
Elimination of intersegment revenues	(142,023)	(141,802)	(150,690)
Total net revenues	1,770,298	1,711,433	1,558,197
EBITDA (1):
Inpatient services	208,785	218,376	177,092
Rehabilitation services	13,416	9,662	16,493
All other services and corporate costs	(70,241)	(59,994)	(56,976)
Loss on early extinguishment of debt	(793)	(11,765)	(1,692)
Total EBITDA	151,167	156,279	134,917
Capital and other:
Depreciation and amortization expense	(62,519)	(53,704)	(51,310)
Interest expense	(25,242)	(28,809)	(32,592)
Income tax expense	(25,839)	(28,644)	(19,897)
Equity in net income of unconsolidated affiliates	1,977	2,600	1,202
Minority interests	(1,601)	(1,494)	(1,871)
Income from continuing operations	37,943	46,228	30,449
Loss from discontinued operations, net of taxes	(527)	(160)	(2,207)
Cumulative effect of an accounting change, net of taxes	(1,539)	-	-
Net income	$35,877	$46,068	$28,242

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

Back to Index

Total assets by segment at September 30, 2006 and 2005 were as follows (in thousands):

	2006	2005

Inpatient services	$1,071,635	$996,263
Rehabilitation therapy services	43,189	38,689
All other	357,706	377,748
Total assets	$1,472,530	$1,412,700

Capital expenditures as reflected in the consolidated statements of cash flows in all periods presented are principally concentrated in the inpatient services segment. The inpatient services segment and the rehabilitation therapy services segment, respectively, carry $4.9 million and $3.7 million of the $8.6 million consolidated goodwill balance at September 30, 2006. The rehabilitation therapy segment carries all of the $0.6 million consolidated net identifiable intangible balance at September 30, 2006.

(21)	Comprehensive Income

The following table sets forth the computation of comprehensive income for the years ended September 30, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Net income	$35,877	$46,068	$28,242
Net unrealized gain (loss) on restricted investments in marketable securities	357	(667)	(880)
Net decrease (increase) to minimum pension liability	46	(157)	-
Unrealized gain on interest rate swap agreement	94	249	130
Total comprehensive income	$36,374	$45,493	$27,492

The unrealized gain (loss) on restricted investments in marketable securities is net of income tax expenses (benefits) of $0.2 million, ($0.4) million and ($0.5) million for the years ended September 30, 2006, 2005 and 2004, respectively. The minimum pension liability is net of income tax expenses (benefits) of less than $0.1 million and ($0.1) million for the years ended September 30, 2006 and 2005, respectively.

The unrealized gain on the interest rate swap agreement represents the change in the fair value of the underlying variable to fixed interest rate swap agreement held by a VIE consolidated by GHC. The VIE is a limited liability corporation and does not record income taxes at the limited liability corporation level. Therefore, the net unrealized gain on the interest rate swap agreement has not been tax effected. Obligations under the interest rate swap agreement are non-recourse to GHC.

(22)	Condensed Consolidating Financial Statements of Genesis HealthCare Corporation and Subsidiaries

The following condensed consolidating financial statements of GHC and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

These condensed consolidating financial statements have been prepared on the same basis of accounting as the consolidated financial statements. GHC is the borrower under the senior credit facility and certain other senior debt described in note 9 – “Long-Term Debt,” that is registered under the Securities Act. The senior subordinated notes and the convertible senior subordinated debentures are fully and unconditionally guaranteed on a joint and several

Back to Index

basis by certain 100% owned subsidiaries of GHC (Guarantors). Non-guarantor subsidiaries do not guarantee the registered senior subordinated notes and the convertible senior subordinated debentures and principally consist of LHC, GHC’s wholly owned insurance captive, certain separately mortgaged centers and VIEs consolidated by GHC (Non-guarantors). The following tables present the condensed consolidating financial statements of GHC (Parent), the Guarantors and the Non-guarantors.

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

SEPTEMBER 30, 2006

(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Assets:
Current assets	$125,595	$252,830	$52,571	$(539)	$430,457
Property and equipment, net	31,933	799,232	41,999	-	873,164
Other long-term assets	117,893	21,928	81,944	(52,856)	168,909
Investments in subsidiaries	493,115	-	-	(493,115)	-
Intercompany receivables	397,566	-	-	(397,566)	-
Total assets	$1,166,102	$1,073,990	$176,514	$(944,076)	$1,472,530

Liabilities and shareholders’ equity:
Current liabilities	$71,684	$101,228	$38,610	$(3,260)	$208,262
Intercompany payables	-	393,177	4,389	(397,566)	-
Long-term debt	334,255	59,074	49,404	(2,728)	440,005
Other long-term liabilities	59,689	8,509	58,374	(2,783)	123,789
Shareholders’ equity	700,474	512,002	25,737	(537,739)	700,474
Total liabilities and shareholders’ equity	$1,166,102	$1,073,990	$176,514	$(944,076)	$1,472,530

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

Back to Index

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2006

(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net revenues	$1,819	$1,824,502	$85,612	$(141,635)	$1,770,298
Equity in net income of subsidiaries	124,447	-	-	(124,447)	-
Operating expenses	129,735	1,540,182	74,964	(138,692)	1,606,189
Lease expense	1,859	20,252	114	-	22,225
Depreciation and amortization expense	12,205	47,999	2,315	-	62,519
Interest expense	17,312	4,313	4,474	(857)	25,242
Investment income	(4,281)	(1,510)	(3,492)	-	(9,283)
Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(30,564)	213,266	7,237	(126,533)	63,406
Income tax (benefit) expense	(63,164)	86,397	2,237	369	25,839
Income before equity in net income of unconsolidated affiliates and minority interests	32,600	126,869	5,000	(126,902)	37,567
Equity in net income of unconsolidated affiliates	3,277	-	-	(1,300)	1,977
Minority interests	-	-	-	(1,601)	(1,601)
Income from continuing operations	35,877	126,869	5,000	(129,803)	37,943
Income (loss) from discontinued operations, net of taxes	-	(532)	5	-	(527)
Cumulative effect of an accounting change, net of taxes	-	(1,539)	-	-	(1,539)
Net income	$35,877	$124,798	$5,005	$(129,803)	$35,877

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2005

(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net revenues	$4,203	$1,763,287	$86,783	$(142,840)	$1,711,433
Equity in net income of subsidiaries	133,453	-	-	(133,453)	-
Operating expenses	116,484	1,478,202	91,079	(143,898)	1,541,867
Lease expense	1,550	20,428	124	-	22,102
Depreciation and amortization expense	9,194	42,167	2,343	-	53,704
Interest expense	20,920	4,098	4,660	(869)	28,809
Investment income	(3,318)	(2,615)	(2,882)	-	(8,815)
Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(7,174)	221,007	(8,541)	(131,526)	73,766
Income tax (benefit) expense	(49,331)	80,746	(4,160)	1,389	28,644
Income (loss) before equity in net income of unconsolidated affiliates and minority interests	42,157	140,261	(4,381)	(132,915)	45,122
Equity in net income of unconsolidated affiliates	3,911	-	-	(1,311)	2,600
Minority interests	-	-	-	(1,494)	(1,494)
Income (loss) from continuing operations	46,068	140,261	(4,381)	(135,720)	46,228
Income (loss) from discontinued operations, net of taxes	-	630	(790)	-	(160)
Net income (loss)	$46,068	$140,891	$(5,171)	$(135,720)	$46,068

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

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED SEPTEMBER 30, 2006

(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Consolidated

Net cash (used in) provided by operating activities	$(136,937)	$226,820	$(8,555)	$81,328
Net cash (used in) provided by investing activities	(16,969)	(85,701)	4,567	(98,103)
Net cash (used in) provided by financing activities	(16,372)	(2,336)	2,952	(15,756)
Net (decrease) increase in cash and equivalents	$(170,278)	$138,783	$(1,036)	$(32,531)

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

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED SEPTEMBER 30, 2004

(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Consolidated

Net cash (used in) provided by operating activities	$(85,812)	$221,832	$8,262	$144,282
Net cash used in investing activities	(24,755)	(35,352)	(3,165)	(63,272)
Net cash provided by (used in) financing activities	231,500	(188,549)	(4,965)	37,986
Net increase (decrease) in cash and equivalents	$120,933	$(2,069)	$132	$118,996

Back to Index

(23)	Subsequent Events

Effective November 1, 2006, GHC purchased a 115 bed skilled nursing facility in the State of Maryland. The purchase price of $8.1 million has been financed with $6.0 million of debt from the revolving credit facility and $2.1 million of cash. This facility generates annual revenue of approximately $7.0 million.

Effective December 1, 2006, GHC completed a purchase of two skilled nursing facilities and four assisted living facilities in the State of West Virginia for a net purchase price of $41.1 million. The purchase has been financed with $33.0 million of debt from the revolving credit facility and $8.1 million of cash. The combined facilities generate annual revenues of approximately $20.0 million.

Subsequent to September 30, 2006, GHC paid off two secured mortgage obligations with a combined outstanding principal balance of $9.1 million. In connection with those payments, GHC paid $0.4 million of prepayment penalties to settle the obligations in advance of the contractual maturity.

(24)	Quarterly Financial Data (Unaudited)

GHC’s unaudited quarterly financial information is as follows (in thousands, except per share data):

	Total Net Revenue	Income from Continuing Operations	Net Income	Net Income Per Share

				Basic	Diluted

Quarter ended:
December 31, 2005	$436,982	$11,322	$11,437	$0.59	$0.58
March 31, 2006	437,448	8,195	8,068	0.42	0.42
June 30, 2006	442,230	9,557	9,686	0.50	0.49
September 30, 2006	453,638	8,869	6,686	0.34	0.34

Quarter ended:
December 31, 2004	$407,491	$12,544	$13,151	$0.66	$0.65
March 31, 2005	459,271	13,285	13,189	0.66	0.65
June 30, 2005	417,494	10,045	8,776	0.45	0.44
September 30, 2005	427,177	10,354	10,952	0.56	0.55

Back to Index

Schedule II

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

(IN THOUSANDS)

Description	Balance at Beginning of Period	Charged to Operations	Deductions (1) (2)	Balance at End of Period

Year Ended September 30, 2006
Allowance for Doubtful Accounts	$22,982	12,740	10,037	$25,685
Year Ended September 30, 2005
Allowance for Doubtful Accounts	$29,632	12,909	19,559	$22,982
Deferred Tax Asset Valuation Allowance	77,748	-	77,748	-
Year Ended September 30, 2004
Allowance for Doubtful Accounts	$32,562	18,859	21,789	$29,632
Deferred Tax Asset Valuation Allowance	127,573	-	49,825	77,748
(1)	Allowance for Doubtful Accounts deductions represent amounts written off as uncollectible.
(2)

Deferred Tax Asset Valuation Allowance deductions in the year ended September 30, 2004 result from a change in presentation of GHC’s historical financial statements from that of a group determining income and loss separate and apart from NCI and its subsidiaries, to one reflecting the post spin-off allocation of loss carryforwards after utilization by NCI during their period of affiliation. Deductions in the year ended September 30, 2005 represent the utilization of NOLs and also include the reversal of the remaining $51.0 million of Deferred Tax Asset Valuation Allowance. Prior to September 2005, the tax benefit of the NOL carryforwards was fully reserved due to the uncertainty caused by utilization limitations based on taxable income, tax statutes, and contractual provisions between NCI and GHC, and filing positions to be determined by NCI. This uncertainty was largely resolved with the filing of NCI’s fiscal 2004 federal and state income tax returns in June and July 2005, prompting GHC to remove the valuation allowance. Because these NOLs were generated during the period predating the emergence from bankruptcy, the realization of these NOLs is credited, pursuant to SOP 90-7, to shareholders’ equity and not to operations.

Back to Index
ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

(a)        Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2006. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-K, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

(b)        Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s evaluation under the COSO framework of our internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of September 30, 2006.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

KPMG LLP, our independent registered public accounting firm, audited our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006, as stated in their report, which appears below.

Back to Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Genesis HealthCare Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Genesis HealthCare Corporation (the Company) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Genesis HealthCare Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Genesis HealthCare Corporation maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Genesis HealthCare Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genesis HealthCare Corporation and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2006 and the related financial statement schedule, and our report dated December 13, 2006 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP
Philadelphia, Pennsylvania
December 13, 2006

Back to Index
(c)	Changes in Internal Control Over Financial Reporting

As has been previously disclosed, in the course of performing our evaluation under Section 404 of the Sarbanes-Oxley Act of 2002, we determined that material weaknesses in internal control over financial reporting existed as of September 30, 2005. The material weaknesses related to ineffective controls over the selection and application of generally accepted accounting principles affecting self-insurance reserves and insufficient policies and procedures and technical expertise to identify and account for the consolidation of variable interest entities in accordance with FIN 46, “Consolidation of Variable Interest Entities.” During fiscal 2006, we implemented a plan which resulted in the successful remediation of the material weaknesses in internal control over financial reporting previously disclosed in the Form 10-K/A for fiscal year ended September 30, 2005.

Beginning in the third quarter and through the fourth quarter of fiscal 2006, we took the following steps in order to remediate the material weaknesses: (1) changed our procedures to ensure proper accounting for self-insured reserves on an undiscounted basis, (2) provided training for personnel responsible for the accounting and consolidation of variable interest entities and (3) designed and implemented enhanced control processes to ensure the proper identification of variable interest entities and the overall application of FIN 46.

Except for changes related to the remediated material weaknesses described above, there have been no changes during our fourth quarter ended September 30, 2006 in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under Item 10 is incorporated herein by reference to our Proxy Statement, to be filed pursuant to Exchange Act Regulation 14A within 120 days after the end of fiscal 2006.

ITEM 11:	EXECUTIVE COMPENSATION

The information required under Item 11 is incorporated herein by reference to our Proxy Statement, to be filed pursuant to Exchange Act Regulation 14A within 120 days after the end of fiscal 2006.

Back to Index
ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under Item 12 is incorporated herein by reference to our Proxy Statement, to be filed pursuant to Exchange Act Regulation 14A within 120 days after the end of fiscal 2006.

EQUITY COMPENSATION PLAN INFORMATION

The following table details information regarding our existing equity compensation plans as of September 30, 2006:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,022,629	$32.17	81,224
Equity compensation plans not approved by security holders	-	-	-
Total	1,022,629	$32.17	81,224

(1)

At September 30, 2006, under the 2003 Stock Option Plan there were options currently exercisable to purchase 463,000 shares of common stock, options granted but not yet exercisable to purchase 559,629 shares of common stock and 500 stock options eligible for future grant. At September 30, 2006, under the 2003 Stock Incentive Plan there were 80,724 shares of restricted common stock eligible for future grant.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under Item 13 is incorporated herein by reference to our Proxy Statement, to be filed pursuant to Exchange Act Regulation 14A within 120 days after the end of fiscal 2006.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under Item 14 is incorporated herein by reference to our Proxy Statement, to be filed pursuant to Exchange Act Regulation 14A within 120 days after the end of fiscal 2006.

Back to Index

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following consolidated financial statements of GHC are filed as part of this Form 10-K in Part II Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2006 and 2005
Consolidated Statements of Operations for the years ended September 30, 2006, 2005, and 2004
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005, and 2004
Notes to Consolidated Financial Statements

(a)(2)	Schedule

Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 2006, 2005 and 2004. Schedule II is included herein. All other schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

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

10.6(2)	Pharmacy Benefit Management Agreement by and between Genesis HealthCare Corporation and CareCard, Inc., dated as of December 1, 2003.

10.7(2)	Master Agreement for Specialty Beds and Oxygen Concentrators by and between Genesis HealthCare Corporation and NeighborCare Pharmacy Services, Inc., dated as of December 1, 2003.

10.8(8)+	Employment Agreement by and between Genesis HealthCare Corporation and George V. Hager, Jr., dated as of November 25, 2003.

10.9(1)+	2003 Stock Option Plan.

10.10(9)+	Amended and Restated 2003 Stock Incentive Plan.

10.11(4)+	Deferred Compensation Plan.

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

10.29	Amended and Restated Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services, dated as of July 1, 2006, between Genesis HealthCare Corporation and Omnicare, Inc.

10.30	Amended and Restated Master Agreement for Specialty Beds and Oxygen Concentrators, dated as of July 1, 2006, between Genesis HealthCare Corporation and Omnicare, Inc.

10.31+	Summary Sheet regarding Director and Executive Officer Compensation.

12.1	Statement Re: Computation of Earnings to Fixed Charges Ratio.

14.1(13)	Code of Business Conduct and Ethics of Genesis HealthCare Corporation.

21.1	Subsidiaries of Genesis HealthCare Corporation.

23.1	Consent of KPMG LLP.

31.1	Certification of George V. Hager, Jr., Chief Executive Officer of Genesis HealthCare Corporation, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of James V. McKeon, Chief Financial Officer of Genesis HealthCare Corporation, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of George V. Hager, Jr., Chief Executive Officer of Genesis HealthCare Corporation, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of James V. McKeon, Chief Financial Officer of Genesis HealthCare Corporation, pursuant to 18 U.S.C. Section 1350.

+ Management contract or compensatory plan.

(1)	Incorporated by reference to Genesis HealthCare Corporation’s Registration Statement on Form 10 filed on November 6, 2003 (as amended).
(2)	Incorporated by reference to Genesis HealthCare Corporation’s Current Report on Form 8-K filed on December 9, 2003.

Back to Index
(3)	Incorporated by reference to Genesis HealthCare Corporation’s Annual Report on Form 10-K for the annual period ended September 30, 2004 filed on December 14, 2004.
(4)	Incorporated by reference to Genesis HealthCare Corporation’s Registration Statement on Form 10 filed on October 10, 2003.
(5)	Incorporated by reference to Genesis HealthCare Corporation’s Registration Statement on Form 8-A filed on November 18, 2003.
(6)	Incorporated by reference to Genesis HealthCare Corporation’s Registration Statement on Form S-4 filed April 5, 2004 (as amended).
(7)	Incorporated by reference to Genesis HealthCare Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 10, 2005.
(8)	Incorporated by reference to Genesis HealthCare Corporation’s Annual Report on Form 10-K for the annual period ended September 30, 2003 filed on February 4, 2004.
(9)	Incorporated by reference to Genesis HealthCare Corporation’s Annual Report on Form 10-K for the annual period ended September 30, 2005 filed on December 14, 2005.
(10)	Incorporated by reference to Genesis HealthCare Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed on May 14, 2004.
(11)	Incorporated by reference to Genesis HealthCare Corporation’s Current Report on Form 8-K filed on November 22, 2004.
(12)	Incorporated by reference to Genesis HealthCare Corporation’s Current Report on Form 8-K filed on June 14, 2005.
(13)	Incorporated by reference to Genesis HealthCare Corporation’s Current Report on Form 8-K filed on June 30, 2004.

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on December 14, 2006 by the undersigned thereunto duly authorized.

Genesis HealthCare Corporation

By:	/s/ James V. McKeon
James V. McKeon Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 14, 2006.

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