Form 10-K/A
period 2006-09-30
GENESIS HEALTHCARE CORP
filed 2007-01-29
CIK 1236736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1 to Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number 000-50351
Genesis HealthCare Corporation
(Exact name of Registrant as specified in its charter)

101 East State Street

Pennsylvania	Kennett Square, PA 19348	20-0023783

(State or other jurisdiction of	(Address of principal executive	(I.R.S. Employer
incorporation or organization)	offices including zip code)	Identification Number)
(610) 444-6350
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	NASDAQ Stock Market LLC
Preferred Share Purchase Rights, no par value per share
Securities registered pursuant to Section 12(g) of the Act:
NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☑ YES ☐ NO
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☑ YES ☐ NO
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ YES ☐ NO
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or reports incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
☑ Large accelerated filer       ☐Accelerated filer      ☐Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES ☑ NO
     The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant is $868,970,095.(1) As of January 26, 2007, 19,776,288 shares of the registrant’s common stock were outstanding, including 131,545 shares currently held in escrow to be issued in connection with the registrant’s joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.(2)
☑ YES ☐ NO
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (Amendment) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, initially filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2006, is being filed solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the originally filed Form 10-K. Except as expressly set forth herein, this Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above. All references to “NCI” in this report refer to NeighborCare, Inc. together with its subsidiaries, our parent prior to December 1, 2003.

PART III
ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	Term Expires
George V. Hager, Jr.	51	Chief Executive Officer and	2008
		Class I Director (Chairman of
		the Board of Directors)

John F. DePodesta	62	Class III Director	2007

Robert H. Fish	56	Class II Director (Lead Director)	2009

J. Michael Gallagher	59	Class III Director	2007

Kevin M. Kelley	49	Class I Director	2008

Charles W. McQueary	54	Class II Director	2009

Charlene Connolly Quinn	52	Class II Director	2009

Terry Allison Rappuhn	50	Class III Director	2007
     Information on executive officers, including George V. Hager, Jr., Chief Executive Officer and Chairman of the Board of Directors of Genesis HealthCare Corporation (“Genesis”), is included in Item 4A, Executive Officers of the Registrant, of our Form 10-K for the fiscal year ended September 30, 2006. Information on directors follows below.
     John F. DePodesta has served as Genesis’ director since December 2003. Mr. DePodesta is a co-founder, director and Executive Vice President of Primus Telecommunications Group, Incorporated (OTCBB: PRTL), a global telecommunications service provider, where he has served since 1994. From 1996 to March 1998, Mr. DePodesta served as Senior Vice President of Law and Public Policy for NCI.
     Robert H. Fish has served as Genesis’ director since its inception in May 2003 and as Lead Director since December 2003. From February 2005 to October 2005, Mr. Fish served as Executive Chairman of Coram, Inc., a provider of home infusion therapy services. Mr. Fish served as a consultant to NCI from December 2003 until February 2004. Mr. Fish served as Chairman of the Board of Directors and Chief Executive Officer of NCI from January 2003 until December 2003. Mr. Fish served as Interim Chief Executive Officer of NCI from May 2002 to January 2003 and Interim Chairman of NCI from November 2002 to January 2003. Since November 1999, he has been Managing Partner of Sonoma-Seacrest, LLC, a California-based healthcare practice specializing in strategic planning, performance improvement, and merger and acquisition issues. Prior to joining Sonoma, Mr. Fish served as President and Chief Executive Officer of St. Joseph Health System, a healthcare provider, from August 1995 to September 1999. Mr. Fish served on the Board of Directors of NCI from November 2001 until July 2005.

     J. Michael Gallagher has served as Genesis’ director since December 2003. Mr. Gallagher is President of J. Michael Gallagher & Associates, Inc., a Nevada based healthcare practice specializing in strategy, development and project management where he has served since January 1999. Mr. Gallagher is also a principal in SurgCenter Development, Inc., specializing in the development and ownership of outpatient surgical centers. Mr. Gallagher served as Executive Vice President of Saint Agnes Medical Center from June 2000 to October 2003 and as Senior Vice President of Catholic Healthcare West from 1997 to 1999. From June 1983 to December 1996, he served as President of the Hospital Council of Northern and Central California.
     Kevin M. Kelley has served as Genesis’ director since December 2003. Since August 2006, Mr. Kelley has served as President of 3Stone Advisors LLC, a merchant banking firm focused on the healthcare and water industries. From April 2004 to August 2006, Mr. Kelley served as Principal of Stonehenge Partners Inc., an Ohio-based investment firm. From December 2001 until March 2003, Mr. Kelley served as Senior Managing Director of Borden Capital, Inc., a chemical, food and consumer products company. From April 1999 to December 2001, Mr. Kelley served as Executive Vice President of Borden Inc., a chemical, food and consumer products company. From January 1996 to March 1999, he served as Managing Director of Ripplewood Holdings LLC, a New York-based investment firm.
     Charles W. McQueary has served as Genesis’ director since December 2003. Mr. McQueary has served since January 2002 as Chairman and Managing Partner of Corinthian Health Services, Inc., and Corinthian Care Group, LLP, infusion companies which are headquartered in Texas. From May 1997 to January 2001, Mr. McQueary served as Senior Vice President of Operations, and from February 2001 to December 2001 as the Chief Executive Officer of ProMedCo Management Company, a national medical practice management company.
     Charlene Connolly Quinn, Ph.D., RN has served as Genesis’ director since December 2003. She is Interim Associate Dean, School of Public Health and Assistant Professor, Gerontology Division, at the University of Maryland, School of Medicine, where, since July 2001, she oversees research and education programs in geriatrics, public policy, costs and organization of health services. In addition, Dr. Quinn advises public and private companies providing health and long term care services. From 1999 to 2001, Dr. Quinn was a Post-Doctoral Fellow with the University of Maryland, School of Medicine. From 1994 to 1998, Dr. Quinn worked as a consultant and conducted research at The Johns Hopkins University School of Hygiene and Public Health.
     Terry Allison Rappuhn, CPA has served as Genesis’ director since December 2003. Since 2006, Ms. Rappuhn has served on the Board of Directors of AGA Medical Holdings, Inc. Ms. Rappuhn has served since April 2002 as Project Leader/Consultant for the Patient Friendly Billing® Project, a national initiative led by Healthcare Financial Management Association to make financial communications with patients clear, correct, concise and patient focused. From 1999 to April 2001, Ms. Rappuhn served as Senior Vice President and Chief Financial Officer of Quorum Health Group, Inc., an owner and operator of acute care hospitals. From 1996 to 1999 and from 1993 to 1996, Ms. Rappuhn served as Quorum’s Vice President, Controller and Assistant Treasurer and as Vice President, Internal Audit, respectively.
AUDIT COMMITTEE AND FINANCIAL EXPERT
     We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, currently comprised of Ms. Rappuhn (Chairperson) and Messrs. DePodesta and Gallagher. The Board of Directors has determined that each member of the audit committee is independent as defined in applicable NASDAQ National Market listing standards and Rule 10A-3 of the Exchange Act. The Board of Directors has also determined that Ms. Rappuhn is an “audit committee financial expert” as defined under Item 401 of Regulation S-K.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Exchange Act requires Genesis’ directors and executive officers and persons who own more than 10% of a registered class of Genesis’ equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities. Officers, directors and greater than 10% shareholders are required by the SEC regulation to furnish Genesis with copies of all Section 16(a) forms they file.
     To Genesis’ knowledge, based solely on review of the copies of such reports submitted to Genesis with respect to the fiscal year ended September 30, 2006, all Section 16(a) filing requirements applicable to Genesis’ executive officers, directors and greater than 10% beneficial owners were complied with, except that A.T. Locilento, Jr. filed a late Form 3 and each of the following executive officers filed a late report on Form 4: George V. Hager, Jr. (acquisition of 140,000 stock options), Richard Pell, Jr. (disposition of 7,333 stock options), Thomas DiVittorio (disposition of 850 restricted shares) and A.T. Locilento, Jr. (acquisition of 15,000 stock options and 3,000 restricted shares).

Code of Business Conduct and Ethics
     On June 23, 2004, Genesis’ Board of Directors approved and adopted a combined Code of Business Conduct and Ethics, which satisfies both the requirements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and the listing standards of the NASDAQ Stock Market regarding a company’s code of conduct. The Code of Business Conduct and Ethics combined and replaced Genesis’ previously separate Code of Ethics for Senior Financial Officers and Code of Business Conduct and applies to all of Genesis’ directors, officers and employees. The Code of Business Conduct and Ethics is available on Genesis’ website at www.genesishcc.com, or without charge upon written request directed to Investor Relations, Genesis HealthCare Corporation, 101 East State Street, Kennett Square, Pennsylvania 19348. The information on the website listed is not and should not be considered part of this document. This website is and only is intended to be an inactive textual reference.

ITEM 11: EXECUTIVE COMPENSATION
Summary Compensation Table
     The following table sets forth certain information with respect to compensation paid by Genesis for services rendered in all capacities to Genesis and its subsidiaries during the fiscal year ended September 30, 2006 to (1) the Chief Executive Officer of Genesis and (2) each of the next four most highly compensated executive officers whose salaries and bonuses exceeded $100,000 during the fiscal year ended September 30, 2006 (collectively, the “Named Executive Officers”).

	Annual Compensation			Long Term Compensation
				Restricted	Securities
				Stock	Underlying	All Other
	Fiscal	Salary ($)	Bonus ($)	Awards ($)	Options/	Compensation ($)
Name and Position	Year	(1)	(2)	(3)	SARs # (4)	(5)
George V. Hager, Jr.	2006	$715,000	$180,700	$75,300	140,000	$44,806
Chief Executive Officer and	2005	$675,000	$350,265	$145,931	—	$3,026
Chairman	2004	$600,000	$525,000	$2,195,000	200,000	$3,000

James V. McKeon	2006	$395,000	$42,500	$17,700	50,000	$2,876
Executive Vice President and	2005	$375,000	$162,000	$51,000	—	$2,876
Chief Financial Officer	2004	$325,000	$630,200	$1,097,500	75,000	$2,842

Robert A. Reitz	2006	$390,000	$42,000	$17,500	45,000	$3,866
Executive Vice President and	2005	$375,000	$122,000	$51,000	—	$3,704
Chief Operating Officer	2004	$345,000	$655,116	$823,125	62,500	$3,240

David C. Almquist	2006	$330,000	$35,500	$14,800	40,000	$3,266
Executive Vice President	2005	$315,000	$90,000	$38,000	—	$3,266
	2004	$295,000	$617,559	$823,125	62,500	$3,175

Richard P. Blinn	2006	$320,000	$34,500	$14,400	35,000	$3,266
Executive Vice President	2005	$305,000	$88,000	$36,000	—	$3,217
	2004	$295,000	$599,670	$823,125	62,500	$3,175

1.	Includes compensation deferred under the 401(k) Retirement Plan and Non-Qualified Deferred Compensation Plan.

2.	In fiscal 2006, amounts represent performance bonuses earned in fiscal 2006 payable in fiscal 2007.

In fiscal 2005, amounts represent performance bonuses earned in fiscal 2005 payable in fiscal 2006. Of Mr. McKeon’s fiscal 2005 bonus, $40,000 was a one-time cash bonus, awarded to him on January 13, 2006, in recognition of his efforts in Genesis’ achievement of compliance with Sarbanes Oxley Section 404.

In Fiscal 2004, in consideration of their entering into employment agreements, Genesis paid a lump-sum cash bonus to Messrs. Almquist, Blinn, McKeon and Reitz in the amount of $349,559, $331,670, $318,200 and $377,116, respectively. In addition, Messrs. Almquist, Blinn, McKeon and Reitz received a lump-sum cash spin bonus payment of $118,000, $118,000, $112,000 and $128,000, respectively; and earned performance bonuses of $103,000, $103,000, $114,000, and $93,000, respectively, paid in fiscal 2005, and a one-time, special bonus for Genesis’ successful transition of operations in the amount of $47,000, $47,000, $86,000, and $57,000, respectively, paid in fiscal 2005.

3.	As compensation for services rendered in fiscal 2006, on January 12, 2007, in accordance with the terms of the 2006 Incentive Compensation Program, Messrs. Hager, Almquist, Blinn, McKeon and Reitz were granted restricted stock awards of 1,444 shares, 283 shares, 276 shares, 339 shares and 335 shares, respectively, which were based on a fair market value of the Common Stock on January 11, 2007, and will vest equally over a three-year period; provided, however, if Genesis achieves 105% of its targeted earnings per share for the 2007 fiscal year, any shares that would vest in 2009 will be accelerated and vest in 2008. The vesting dates are: February 1, 2007, April 1, 2007, July 1, 2007, October 1, 2007, January 1, 2008, April 1, 2008, July 1, 2008, October 1, 2008, January 1, 2009 (unless accelerated, in which case the shares scheduled to vest on this date would vest on January 1, 2008), April 1, 2009 (unless accelerated, in which case the shares scheduled to vest on this date would vest on April 1, 2008), July 1, 2009 (unless accelerated, in which case the shares scheduled to vest on this date would vest on July 1, 2008) and October 1, 2009 (unless accelerated, in which case the shares scheduled to vest on this date would vest on October 1, 2008). The fair market value of the Common Stock on January 11, 2007 was $52.12. At September 30, 2006, the unvested portion of the restricted stock awards for Messrs. Hager, Almquist, Blinn, McKeon and Reitz were 48,018 shares, 17,660 shares, 17,619 shares, 23,555 shares and 17,930 shares, respectively. At September 30, 2006, the unvested value of the restricted stock grants made to Messrs. Hager, Almquist, Blinn, McKeon and Reitz was $2,287,099, $841,158, $839,193, $1,121,902 and $853,983, respectively, assuming the market value of the Common Stock of $47.63 on September 30, 2006. See “— Acceleration of Vesting of Options and Restricted Stock”.

To the extent declared, dividends will accrue and be paid on the Common Stock after the shares vest.

4.	In fiscal 2006, Genesis granted options to purchase 140,000, 40,000, 35,000, 50,000 and 45,000 shares of Common Stock to Messrs. Hager, Almquist, Blinn, McKeon and Reitz, respectively.

In fiscal 2004, Genesis granted options to purchase 31,250, 31,250, 37,500 and 31,250 shares of Common Stock to Messrs. Almquist, Blinn, McKeon and Reitz, respectively, on December 1, 2003. On each of December 8, 12, 18 and 24, 2003, Genesis granted options to purchase 50,000 shares of Common Stock to Mr. Hager. On June 1, 2004, Genesis granted options to purchase 31,250, 31,250, 37,500 and 31,250 shares of Common Stock to Messrs. Almquist, Blinn, McKeon and Reitz, respectively.

5.	In fiscal 2006, amounts include company matching contributions under the 401(k) Retirement Plan and imputed income for life insurance and long-term disability insurance. Messrs. Hager, Almquist, Blinn, McKeon and Reitz each received $2,000 of 401(k) matching compensation. Messrs. Hager, Almquist, Blinn, McKeon and Reitz had imputed income for life insurance of $625, $690, $690, $300 and $1,290, respectively. Messrs. Hager, Almquist, Blinn, McKeon and Reitz each had imputed income for long-term disability insurance of $576. The amount shown in the table for Mr. Hager also includes taxable payments on his behalf of universal life insurance premiums of $41,605.

In fiscal 2005, amounts include company matching contributions under the 401(k) Retirement Plan and imputed income for life insurance and long-term disability insurance. Messrs. Hager, Almquist, Blinn, McKeon and Reitz each received $2,000 of 401(k) matching compensation. Messrs. Hager, Almquist, Blinn, McKeon and Reitz had imputed income for life insurance of $450, $690, $664, $300 and $1,129, respectively. Messrs. Hager, Almquist, McKeon and Reitz each had imputed income for long-term disability insurance of $576, while Mr. Blinn had imputed income for long-term disability insurance of $554.

In fiscal 2004, amounts include company matching contributions under the 401(k) Retirement Plan and imputed income for life insurance and long-term disability insurance. Messrs. Hager, Almquist, Blinn, McKeon and Reitz each received $2,000 of 401(k) matching compensation. Messrs. Hager, Almquist, Blinn, McKeon and Reitz had imputed income for life insurance of $450, $625, $625, $292 and $690, respectively. Messrs. Hager, Almquist, Blinn, McKeon and Reitz each had imputed income for long-term disability insurance of $550.

Option Grants in 2006
     The following table sets forth information concerning the number of stock options granted during fiscal year 2006 to each of the Named Executive Officers.

	Individual Grants
	Number of	% of Total			Potential Realizable Value at
	Securities	Options			Assumed Annual Rates of Stock
	Underlying	Granted to			Price Appreciation for Option
	Options Granted	Employees in	Exercise Price	Expiration	Term (2)
Name	(1)	Fiscal 2006	Per Share	Date	5%	10%
George V. Hager, Jr.	140,000	24.91%	$36.40	12/16/15	$3,289,234	$8,256,067
James V. McKeon	50,000	8.90%	$36.40	12/16/15	$1,174,723	$2,948,596
Robert A. Reitz	45,000	8.01%	$36.40	12/16/15	$1,057,251	$2,653,736
David C. Almquist	40,000	7.12%	$36.40	12/16/15	$939,778	$2,358,876
Richard P. Blinn	35,000	6.23%	$36.40	12/16/15	$822,306	$2,064,017

(1)	In the event of a change of control (as defined in the option agreement) of Genesis, each option may, from and after the date which is six months after the change of control, be exercised for up to 100% of the total number of shares then subject to the option minus the number of shares previously purchased upon exercise of the option and the vesting date will accelerate accordingly. Each option is non-transferable during the lifetime of the executive officer. All of the above options vest equally in 12 quarterly installments commencing on January 1, 2006, and continuing to, and including October 1, 2008. See “— Acceleration of Vesting of Options and Restricted stock”.

(2)	Potential realizable value represents the difference between the market value for the Common Stock for which the option may be exercised, assuming that the market of the Common Stock on the date of grant appreciates in value to the end of the ten-year option term at annualized rates of 5% and 10%, respectively, and the exercise price of the option. The rates of appreciation used in this table are prescribed by regulation of the SEC and are not intended to forecast future appreciation of the market value of the Common Stock.
Aggregated Option Exercises in 2006 and 2006 Year-End Option Values
     The following table sets forth certain information concerning the number of unexercised options and the value of unexercised options at September 30, 2006 held by the Named Executive Officers.

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised Options		In-the-Money Options at
	Acquired	Value	at September 30, 2006		September 30, 2006 (1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
George V. Hager, Jr.	—	$—	150,000	155,000	$3,231,598	$2,425,513
James V. McKeon	—	$—	54,375	44,375	$1,127,525	$582,975
Robert A. Reitz	26,042	$666,675	41,979	39,479	$805,204	$513,888
David C. Almquist	26,041	$492,147	10,000	35,729	$112,296	$471,775
Richard P. Blinn	28,645	$611,335	14,479	31,979	$233,129	$429,663

(1)	Values for “in-the-money” options represent the positive spread between the respective exercise prices of outstanding options and the fiscal year-end value of the Common Stock at September 30, 2006, which was $47.63.

Fiscal 2006 and 2007 Director Compensation
     Genesis’ Compensation Committee is responsible for determining the grant of equity-based awards under its equity plans and its Nominating and Corporate Governance Committee is responsible for determining overall director and board committee member compensation for its non-employee directors. As compensation for service as a director of Genesis in each of fiscal 2006 and 2007, each director who is not an employee of Genesis receives (i) a grant of shares of Genesis’ restricted common stock having a market value of $105,000 on the last trading day of the fiscal year, which shares vest the earlier of three years from the date of grant or the director ceasing to be a director of Genesis; (ii) an annual cash retainer in the amount of $35,000; and (iii) cash payments in the amount of $1,500 for each day during which he or she participates in a meeting of the board of directors and, if on a separate day, $1,000 for each day during which he or she participates in a meeting of a committee of the board of directors of which he or she is a member, with the exception of the meetings of the Audit Committee, which has a $1,500 daily meeting fee. The following additional fees are also paid for services in fiscal 2006 and 2007: (i) a grant of 3,500 shares of Genesis’ restricted common stock to the Lead Director, which shares vest the earlier of three years from the date of grant or the director ceasing to be a director of Genesis; (ii) $40,000 to the Lead Director; (iii) $5,000 to the chairperson of each committee (other than Audit Committee); and (iv) $7,500 to the chairperson and financial expert of the Audit Committee (that fee will be split evenly if the chairperson and financial expert are different people). Directors are also entitled to be reimbursed customary expenses for attending authorized educational programs relating to their service as directors and meetings of the board of directors, board committees and shareholders. In addition, Genesis maintains directors’ and officers’ liability insurance. In fiscal 2006, the board of directors established a special committee composed of six independent directors solely to consider certain strategic alternatives. As compensation for service as a member of the special committee, each special committee director is entitled to receive $2,500 for each day during which he or she participates in a meeting of the special committee. In addition, the chairperson of the special committee is entitled to $40,000. The majority of special committee activities occurred in fiscal 2007 and all payments made to special committee members were made in fiscal 2007. Also, in fiscal 2007, Mr. Fish will be paid $24,000 for services conducted on behalf of the special committee. See “— Acceleration of Vesting of Options and Restricted Stock.”
Acceleration of Vesting of Options and Restricted Stock
     If the merger contemplated under the agreement and plan of merger, dated as of January 15, 2007, as amended, by and among Genesis and FC-GEN Acquisition, Inc., a Delaware corporation, and GEN Acquisition Corp., a Pennsylvania corporation and wholly-owned subsidiary of FC-GEN Acquisition, Inc., is completed, unless otherwise agreed between a holder of options or restricted stock, as applicable, and FC-GEN Acquisition, Inc. (i) all outstanding options to purchase shares of Genesis common stock not exercised prior to the merger will vest and be cancelled and converted into the right to receive a cash payment equal to the number of shares of Genesis common stock underlying the options multiplied by the amount (if any) by which $63.00 exceeds the applicable per share exercise price, without interest, and (ii) all shares of restricted stock will vest and be cancelled and converted into the right to receive a cash payment equal to the number of shares of restricted stock, in each case multiplied by $63.00, without interest.
Employment Agreements
     On December 1, 2003, Genesis entered into an employment agreement with Mr. Hager. Mr. Hager’s employment agreement provided for a term of two years with automatic one-year renewals thereafter. Currently, he is in the second renewal term of his agreement. The automatic extension of the agreement may be terminated by an affirmative vote of two-thirds of the non-management membership of Genesis’ Board of Directors or by Mr. Hager giving notice prior to the applicable automatic extension date. His employment agreement is reviewable at least annually by the Compensation Committee. Under the terms of the employment agreement, Mr. Hager has the opportunity to earn an annual bonus equal to 110% of his base salary for each year to the extent the Compensation Committee certifies the achievement of performance goals set by the Compensation Committee. During the third year of the agreement, Mr. Hager received an annual salary of $715,000 and a cash performance bonus of $180,700. Additionally, Mr. Hager earned a restricted stock award that at the time of grant was valued at $75,300. The Compensation Committee has established Mr. Hager’s current annual salary for 2007 at $715,000. In addition, the Compensation Committee has established the performance goals for fiscal year 2007 with regard to Mr. Hager’s bonus which include: (i) 40% of 2007 base salary upon the achievement of certain financial targets (including fiscal 2007 EBITDA and return on invested capital levels), (ii) 35% of 2007 base salary upon the achievement of certain operational targets (including fiscal 2007 occupancy, occupancy mix and human resource objectives), and (iii) 10% of 2007 base salary at the discretion of the Compensation Committee. Additionally, Mr. Hager will be eligible to receive up to a maximum of 25% of his 2007 base salary based upon the achievement of performance in excess of certain of Genesis’ financial targets.
     The employment agreement provides for option grants and eligibility to participate in each employee benefit plan or perquisite applicable generally to Genesis’ executive officers. Mr. Hager is entitled to a $3.0 million “whole life” insurance coverage during the term of his employment agreement. Upon termination of the employment agreement for any reason (including cause as defined in the agreement), Mr. Hager is entitled to his accrued and unpaid base salary through the date of termination, any earned but unpaid bonus for any fiscal year ending prior to the date of termination, any benefits accrued and vested under the terms of Genesis’ employee benefit plans and programs through the date of termination, all deferred compensation of any kind and the option to have assigned to him any assignable insurance policy relating to him. In addition, upon death, Genesis will pay Mr. Hager’s estate a lump sum equal to his base salary for the period from the date of death through the end of the term, benefits as if his employment had terminated on the last day of the month and a pro rata bonus for the portion of the year of termination preceding the date of his death based upon an annual amount equal to 110% of Mr. Hager’s salary. Also, all restricted stock, stock options and performance share awards will automatically vest as of the date of death.
     If Mr. Hager’s employment agreement is terminated by Genesis without cause at any time or due to his disability (as defined by the agreement) or by him for good reason (as defined by the agreement), a change in control (as defined by the agreement) of Genesis or as a result of a non-extension (as defined by the agreement):

•	Genesis will pay him a pro rata bonus for the portion of the year of termination preceding his termination based upon an annual amount equal to 110% of his salary, and a lump-sum cash payment equal to two times his termination base salary (as defined by the agreement) plus, in lieu of bonus, two times his termination base salary, less any applicable disability insurance benefits (if terminated as a result of disability), for the two-year period beginning with the date of termination;

•	Genesis will also continue to provide the health and life insurance benefits provided to him and his spouse and eligible dependants immediately prior to his date of termination for a period of two years following the date of termination; and

•	all restricted stock, stock option and performance share awards made to him will fully vest.
          Mr. Hager’s employment agreement contains nondisclosure provisions that apply during and after the term of employment and non-competition provisions that limit him from competing with Genesis for the term of employment and for a period of two years thereafter, regardless of reason for the termination of employment.
          The employment agreements for Messrs. Almquist, Blinn, McKeon and Reitz have similar terms with each other. The initial term of each employment agreement was from December 1, 2003 until October 1, 2005 with automatic one year renewals after the initial term. Messrs. Almquist, Blinn, McKeon and Reitz are each in the second renewal term of their respective employment agreements. The automatic extension of the employment agreement may be terminated by an affirmative vote of two-thirds of the non-management membership of the Board of Directors or by the executive giving notice prior to the applicable automatic extension date. Each executive’s base salary is reviewable periodically. For services rendered in fiscal 2006, Messrs. Almquist, Blinn, McKeon and Reitz received annual salaries of $330,000, $320,000, $395,000, and $390,000, respectively, and cash performance bonuses of $35,500, $34,500, $42,500 and $42,000, respectively. Additionally, Messrs. Almquist, Blinn, McKeon and Reitz earned restricted stock awards that, at the time of the grant, were valued at $14,800, $14,400, $17,700 and $17,500, respectively. For 2007, Messrs. Almquist’s, Blinn’s, McKeon’s and Reitz’s annual base salary has been set at $330,000, $320,000, $395,000, and $390,000, respectively. See “– Benefit Plans – Incentive Compensation Program” for a discussion of fiscal 2007 bonus eligibility.
          Each executive is eligible to participate in any welfare benefit plan and pension, profit sharing, retirement, deferred compensation or savings plan sponsored or maintained by Genesis. Each employment agreement provides that Genesis may terminate it with cause (as defined by the employment agreement). Upon termination by Genesis with cause, Genesis will pay the executive his full base salary through the date of termination and any deferred compensation. Additionally, each employment agreement terminates upon the executive’s death and may be terminated if he or she develops a disability (as defined by the employment agreement). Upon termination for death or disability, Genesis will pay the executive or his estate the full base salary through the last day of the month of death or termination for disability, all deferred compensation, any bonus prorated up to the last day of the month of death or termination for disability, and all stock options will become vested as of the date of termination. Each employment agreement may be terminated by Genesis without cause at any time. Messrs. Almquist, Blinn, McKeon and Reitz may terminate their respective employment agreement for good reason (as defined by their respective employment agreements). Mr. McKeon’s employment agreement provides that he may terminate the employment agreement within 60 days following the occurrence of an event that constitutes good reason (as defined by the employment agreement). If the employment agreements are terminated by Genesis without cause or by the executive for good reason, Genesis will make a lump-sum cash payment equal to the sum of the executive’s average base salary and average assumed cash incentive compensation (as defined by the employment agreements), and all stock options, granted and outstanding, will vest and become exercisable for a period of 90 days after the date of termination. Additionally, Genesis will maintain all insurance benefit plans to which the executive was entitled prior to the date of termination for a period of two years following the date of ternination.
          Each executive’s employment agreement contains nondisclosure provisions that apply during and after the term of employment and non-compete provisions that limit the executive from competing with Genesis for the term of employment and for a period of one year thereafter, regardless of reason for the termination of employment.

     Genesis has employment contracts with other key executives. The terms of the contracts consider base compensation, incentive compensation, severance, and non–compete provisions. These contracts expire over periods from July to October 2007.
     The Compensation Committee approved amendments to the employment agreements of the Named Executive Officers (other than the Chief Executive Officer) and certain key executives on January 22, 2007. The proposed amendments (i) extend the term of the agreements for two years and automatically extend the term for two years following a change of control (as defined in the employment agreements); (ii) entitle the Named Executive Officer or key executive to an additional lump-sum cash payment equal to the sum of the executive’s average base salary and average assumed cash incentive compensation (each as defined in the employment agreements) if the employment agreement is terminated (x) by Genesis without cause; (y) by the executive for good reason within 24 months following a change of control or (z) by Genesis prior to the date on which the change of control occurs if it is reasonably demonstrated by the executive that such termination of employment was at the request of a third party that has taken steps reasonably calculated to effect a change of control or otherwise arose in connection with or anticipation of a change of control; (iii) where applicable, eliminate the requirement that the executive resign no later than 60 days following the occurrence of an event that constitutes good reason and (iv) to the extent necessary to comply with Section 409A of the Internal Revenue Code of 1986, as amended, provide that any payments following termination be made six months thereafter, together with interest, and that Genesis will pay the executives’ legal fees as incurred in respect of any disputes under the employment agreements regardless of the prevailing party. As of the filing date of this Amendment No. 1 to Form 10-K, no amended and restated employment agreements have been executed.
Compensation Committee Interlocks and Insider Participation
     The Compensation Committee consisted of Messrs. Gallagher and Kelley, Ms. Rappuhn and Ms. Quinn in fiscal 2006. No person who served as a member of the Compensation Committee during fiscal 2006 was a current or former officer or employee or engaged in certain transactions with Genesis required to be disclosed by regulations of the SEC. Additionally, there were no compensation committee “interlocks” during fiscal 2006, which generally means that none of Genesis’ executive officers served as a director or member of the compensation committee of another entity, one of whose executive officers served as Genesis’ director or member of Genesis’ Compensation Committee.
Benefit Plans
     The following descriptions summarize Genesis’ employee benefits plans pursuant to which the Named Executive Officers receive benefits.
     2003 Stock Option Plan
     Genesis has a Stock Option Plan that provides for the grant of incentive stock options (as defined in Section 422 of the Internal Revenue Code) and non-qualified stock options for officers, key employees and non-employee directors. Employees and non-employee directors are eligible to receive awards under the stock option plan, but only employees may receive incentive stock options.
     A total of 1,500,000 shares of Common Stock are reserved for issuance under the Stock Option Plan. Additionally, no individual will be able to receive options for more than 80% of the total number of shares that may be awarded under the stock option plan. The Compensation Committee or a majority of the independent directors of Genesis’ Board of Directors may administer the Stock Option Plan.
     The Compensation Committee of Genesis’ Board of Directors will generally administer the Stock Option Plan. The Compensation Committee selects the participants who will receive awards and determines the terms and conditions of the awards, including the number of shares subject to the awards, the exercise or purchase price, and the vesting and/or exercisability of the award. Stock options are generally subject to vesting, which means the optionee earns the right to exercise an increasing number of the shares underlying the option over a specific period of time only if he or she continues to provide services to Genesis over that period. Incentive stock options granted under the Stock Option Plan must have a per share exercise price of at least 100% of the fair market value of the Common Stock on the date of grant, and not less than 110% of the fair market value in the case of incentive stock options granted to an employee who holds more than 10% of the total voting power of all classes of Genesis’ stock or any parent or subsidiary’s stock. Payment of the exercise price or purchase price with respect to any award may be made in cash or other consideration as determined by the Compensation Committee.
     As of September 30, 2006, 1,499,500 options were granted and 1,022,629 were outstanding under the Stock Option Plan, all of which are held by employees.
     2003 Stock Incentive Plan
     Genesis has a Stock Incentive Plan that provides for the grant of restricted stock to all of Genesis’ officers, employees and non-employee directors selected by the Compensation Committee or a majority of the independent directors of Genesis’ Board of Directors, who may administer the Stock Incentive Plan. A total of 1,000,000 shares of Common Stock are reserved for issuance under the Stock Incentive Plan. Additionally, an individual will not be able to receive awards for more than 80% of the total number of shares authorized for issuance under the Stock Incentive Plan. Restrictions on grants to Genesis’ employees typically vest quarterly over a five-year period from the date of grant such that the employee cannot sell or trade the restricted stock until it becomes vested. Restrictions on grants to our directors are described under “Fiscal 2006 and 2007 Director Compensation.”
     As of September 30, 2006, 846,277 shares of restricted stock were granted to employees, and 72,999 shares of restricted stock were granted to members of Genesis’ Board of Directors under the Stock Incentive Plan. See “— Summary Compensation Table.”
     Deferred Compensation Plan
     Genesis has a Deferred Compensation Plan for all employees whose base salary equals or exceeds the amount necessary to qualify as a highly compensated employee as such term is defined in the Internal Revenue Code which allows these individuals to defer receipt of compensation and supplement retirement savings under its retirement plan. The Deferred Compensation Plan allows eligible employees (i.e., in calendar 2006, employees whose base salary equaled or exceeded $100,000) to defer up to 50% of base pay and 90% of cash bonuses subject to a $1,000 minimum each calendar year and to further defer up to 100% of restricted stock awards and to receive distribution of the deferred compensation at a future date. Participants are able to select from several fund choices and their Deferred Compensation Plan account increases or decreases in value in accordance with the performance of the funds selected. The Deferred Compensation Plan is administered by a trustee.
     Incentive Compensation Program
     Annually, the Compensation Committee approves an incentive compensation program for management-level employees. The goal of the incentive compensation program is to reward management-level employees for their contributions to individual and corporate objectives. The incentive compensation program provides for a bonus equal to a percentage of a participant’s year-end base salary. The bonus varies depending upon the attainment of certain individual and corporate objectives. Among other things, the objectives include clinical and financial performance measures.
     2006 Incentive Compensation Program. The Compensation Committee approved the award of annual cash incentive bonuses for fiscal 2006 to certain executive officers and management level employees. The awards were made pursuant to the 2006 Incentive Compensation Program adopted by the Compensation Committee in 2005, which is not set forth in a written agreement. The awards were made based on the individual’s achievement of his or her individual targets and Genesis’ achievement of the financial performance measures set by the Compensation Committee for fiscal 2006. Any incentive bonuses given were based on the achievement of targets set by the Compensation Committee for fiscal 2006 which, depending on the individual, related to a business unit’s or group of business units’ earnings before interest, taxes, depreciation and amortization (“EBITDA”), Genesis’ EBITDA, earnings per share, return on invested capital, certain clinical goals and employee retention rates. The amount of each award was based on the target bonus set by the Compensation Committee for each individual for fiscal 2006. Named Executive Officers and senior officers (with the exception of Mr. Hager who was eligible for a bonus of up to 110% of his salary) were eligible to receive up to 25% of their respective fiscal 2006 base salary if Genesis reached certain of its target financial goals (including fiscal 2006 EBITDA and return on invested capital levels) and up to 15% of their respective fiscal 2006 base salary if certain operational targets were reached (including fiscal 2006 clinical and human resource objectives). Additionally, each Named Executive Officer (other than Mr. Hager) was eligible to receive up to a maximum of 20% of fiscal 2006 base salary based upon the achievement of performance in excess of certain of Genesis’ financial targets. Mr. Hager was eligible to receive up to 50% of his fiscal 2006 base salary if Genesis reached certain of its target financial goals (including fiscal 2006 EBITDA and return on invested capital levels), up to 25% of his fiscal 2006 base salary upon the achievement of certain operational targets (including fiscal 2006 clinical and human resource objectives) and up to 10% of his fiscal 2006 base salary at the discretion of the Compensation Committee. Additionally, Mr. Hager was eligible to receive up to a maximum of 25% of his fiscal 2006 base salary based upon the achievement of performance in excess of certain of Genesis’ financial targets. Up to 25% of the incentive bonus for certain senior officers (including the Named

Executive Officers) will be paid in restricted Common Stock under the 2003 Stock Incentive Plan (to the extent that shares were available under the 2003 Stock Incentive Plan). The value of the portion of the incentive bonus paid in restricted Common Stock will be increased by 25% to compensate for the delay in receiving the total value of the award and the added liquidation risk inherent in an award of unvested restricted shares as compared to a cash award. The Common Stock will vest quarterly over a three year period, beginning in the second quarter of the fiscal year following the fiscal year for which the award is earned. Upon Genesis’ achievement of certain financial targets, the vesting schedule will be accelerated by one year. See “— Acceleration of Vesting of Options and Restricted Stock.”
     Certain other senior officers were eligible for a 30% baseline bonus and a maximum bonus of 50% of their salary. Other officers and senior directors were eligible for a 15% baseline bonus and a maximum bonus of 30% of their salary; other directors, managers and administrators were eligible for a 12.5% baseline bonus and maximum bonus of 25% of their salary; and directors of nursing were eligible for a 10% bonus. For information on the awards made to the Named Executive Officers, see “— Summary Compensation Table” and “— Employment Agreements.”
     2007 Incentive Compensation Program. The Compensation Committee adopted the 2007 Incentive Compensation Program, which is not set forth in a written agreement. The 2007 Incentive Compensation Program sets the annual incentive bonus targets for the individual and Genesis for fiscal 2007. The 2007 Program is very similar to the 2006 Program. Any incentive bonuses given will be based on the achievement of targets set by the Compensation Committee for fiscal 2007, which depending on the individual will relate to a business unit’s or group of business units’ EBITDA, Genesis’ EBITDA, earnings per share, return on invested capital, occupancy and occupancy mix and employee retention rates.
     Under the 2007 Incentive Compensation Program, each Named Executive Officer (with the exception of Mr. Hager who remains eligible for a bonus of up to 110% of his salary) is eligible to receive up to 20% of their respective fiscal 2007 base salary if Genesis reaches certain of its target financial goals (including fiscal 2007 EBITDA and return on invested capital levels) and up to 20% of their respective fiscal 2007 base salary if certain operational targets are reached (including fiscal 2007 occupancy, occupancy mix and human resource objectives). Additionally, each Named Executive Officer (other than Mr. Hager) is eligible to receive up to a maximum of 20% of fiscal 2007 base salary based upon the achievement of performance in excess of certain of Genesis’ financial targets. Mr. Hager is eligible to receive up to 40% of his fiscal 2007 base salary if Genesis reaches certain of its target financial goals (including fiscal 2007 EBITDA and return on invested capital levels), up to 35% of his fiscal 2007 base salary if certain operational targets are reached (including fiscal 2007 occupancy, occupancy mix and human resource objectives) and up to 10% of his fiscal 2007 base salary at the discretion of the Compensation Committee. Additionally, Mr. Hager is eligible to receive up to a maximum of 25% of fiscal 2007 base salary based upon the achievement of performance in excess of certain of Genesis’ financial targets. The Compensation Committee determined that 25% of the incentive bonus for certain senior officers (including the Named Executive Officers) will be paid in restricted Common Stock under the 2003 Stock Incentive Plan (to the extent that shares are available under the 2003 Stock Incentive Plan). The value of the portion of the incentive bonus paid in restricted Common Stock will be increased by 25% to compensate for the delay in receiving the total value of the award and the added liquidation risk inherent in an award of unvested restricted shares as compared to a cash award. The Common Stock will vest quarterly over a three year period, beginning in the second quarter of the fiscal year following the fiscal year for which the award is earned. Upon Genesis’ achievement of certain financial targets, the vesting schedule will be accelerated by one year. See “— Acceleration of Vesting of Options and Restricted Stock.”

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth information with respect to the beneficial ownership of Common Stock as of January 26, 2007, by: (i) each person who is known by Genesis to be the beneficial owner of 5% or more of Common Stock; (ii) each of Genesis’ directors, nominees for director and Named Executive Officers, as such term is hereinafter defined; and (iii) all of Genesis’ directors and executive officers as a group.
     On January 26, 2007 there were 19,776,288 shares of Common Stock outstanding, including 131,545 shares held in escrow to be issued to former unsecured claimants of NCI and its subsidiaries that were entitled to receive securities under the terms of the 2001 joint plan of reorganization.
     The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information does not necessarily indicate beneficial ownership for any other purpose. Beneficial ownership, as set forth in the regulations of the SEC, includes securities as to which the person has or shares voting or investment power. Shares of Common Stock issuable upon the exercise or conversion of securities currently exercisable or convertible or exercisable or convertible within 60 days of January 26, 2007 are deemed outstanding for computing the share ownership and percentage ownership of the person holding such securities, but are not deemed outstanding for computing the percentage of any other person.
     Except as otherwise noted in the footnotes below and except to the extent authority is shared by spouses under applicable community property laws, to Genesis’ knowledge, the beneficial owners of Common Stock listed below have sole voting and investment power with respect to such shares. All addresses for Genesis’ executive officers and directors are c/o Genesis HealthCare Corporation, 101 East State Street, Kennett Square, Pennsylvania 19348-3021.

	Shares of Common		Percent of Common
	Stock Beneficially		Stock Beneficially
	Owned (1)		Owned (1)
Advisory Research, Inc.	2,674,418	(2)	13.52%
180 North Stetson St., Suite 5780 Chicago, Il 60601

Barclays Global Investors, N.A.	1,173,519	(3)	5.93%
45 Fremont Street San Francisco, CA 94105

Copper Arch Capital, LLC	1,093,350	(4)	5.53%
Scott Sipprelle Jonathan Jodka 565 Fifth Avenue, 11th Floor New York, NY 10017

Dimensional Fund Advisors, Inc.	1,038,976	(5)	5.25%
1299 Ocean Avenue, 11th floor Santa Monica, CA 90401

Donald Smith & Co., Inc.	1,279,328	(6)	6.47%
152 West 57th Street New York, NY 10019

Mellon Financial Corporation	1,205,387	(7)	6.10%
One Mellon Center Pittsburgh, PA 15258

Northbrook GH, LLC 500 Skokie Boulevard Suite 310	1,008,983	(8)	5.10%
Northbrook, Illinois 60062

Wellington Management Company, LLP	1,469,289	(9)	7.43%
75 State Street Boston, MA 02109

David C. Almquist	22,505	(10)	*

Richard P. Blinn	35,525	(11)	*

John F. DePodesta	4,328	(12)	*

Robert H. Fish	4,328	(13)	*

J. Michael Gallagher	4,328	(12)	*

George V. Hager, Jr.	223,453	(14)	1.12%

Kevin M. Kelley	2,597	(12)	*

A.T. Locilento Jr.	3,000	(15)	*

James V. McKeon	69,611	(16)	*

Charles W. McQueary	2,164	(12)	*

Charlene Connolly Quinn	4,328	(12)	*

Terry Allison Rappuhn	4,328	(12)	*

Robert A. Reitz	55,236	(17)	*

All executive officers and	552,789	(18)	2.72%
directors as a group (17 persons)

*	Less than one percent.

(1)	Excludes the beneficial ownership of units of Common Stock held by certain executive officers pursuant to Genesis’ deferred compensation plan, which such executive officers cannot vote.

(2)	Based on a Schedule 13G filed with the SEC on February 14, 2006.

(3)	Based on a Schedule 13G filed with the SEC on January 23, 2007. The Schedule 13G indicates that Barclays Global Investors, N.A. beneficially owns 547,353 shares of Common Stock, Barclays Global Fund Advisors beneficially owns 613,607 shares of Common Stock and Barclays Global Investors, LTD beneficially owns 12,559 shares of Common Stock. Each of the entities disclaims membership in a group.

(4)	Based on a Schedule 13G filed with the SEC on February 12, 2004. Copper Arch Capital, LLC (“CAC”) is a registered investment advisor that serves as investment advisor to Copper Arch Fund, LP, which beneficially owns 381,900 shares of Common Stock, Copper Arch Fund Offshore Portfolio, Ltd., which beneficially owns 632,700 shares of Common Stock, and Copper Spire Fund plc, which beneficially owns 78,750 shares of Common Stock. As investment advisor, CAC may be deemed to beneficially own all such shares. Copper Arch Partners, LLC (“CAP”) is the general partner of Copper Arch Fund, L.P. and as such may be deemed to beneficially own the 381,900 shares beneficially owned by Copper Arch Fund, L.P. By virtue of their ownership interests, Scott Sipprelle and Jonathan Jodka may be deemed to beneficially own the aggregate amount of 1,093,350 shares of Common Stock beneficially owned by Copper Arch Fund, LP, Copper Arch Fund Offshore Portfolio, Ltd. and Copper Spire Fund plc. CAC, CAP, Mr. Sipprelle and Mr. Jodka disclaim beneficial ownership of the shares of Common Stock.

(5)	Based on a Schedule 13G filed with the SEC on February 1, 2006.

(6)	Based on a Schedule 13G filed with the SEC on February 26, 2006. According to the Schedule 13G, all shares are owned by advisory clients of Donald Smith & Co., Inc., no one of which, to the knowledge of Donald Smith & Co., Inc., owns more than 5 percent of the Common Stock.

(7)	Based on a Schedule 13G filed with the SEC on February 15, 2006.

(8)	Based on a Schedule 13D filed with the SEC on January 26, 2007.

(9)	Based on a Schedule 13G filed with the SEC on February 14, 2006. Wellington Management Company, LLP (“WMC”) indirectly beneficially owns 1,974,566 shares of Common Stock in its capacity as investment advisor. These shares are held of record by clients of WMC.

(10)	Includes 22,396 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of January 26, 2007. Excludes 13,995 shares of Common Stock subject to awards granted pursuant to the 2003 Stock Incentive Plan, which restrictions will not lapse within 60 days of January 26, 2007.

(11)	Includes 26,041 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of January 26, 2007. Excludes 13,956 shares of Common Stock subject to awards granted pursuant to the 2003 Stock Incentive Plan, which restrictions will not lapse within 60 days of January 26, 2007.

(12)	Excludes 7,917 shares of Common Stock subject to awards granted pursuant to the 2003 Stock Incentive Plan, which restrictions will not lapse within 60 days of January 26, 2007.

(13)	Excludes 11,417 shares of Common Stock subject to awards granted pursuant to the 2003 Stock Incentive Plan, which restrictions will not lapse within 60 days of January 26, 2007.

(14)	Includes 223,333 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of January 26, 2007. Excludes 38,669 shares of Common Stock subject to awards granted pursuant to the 2003 Stock Incentive Plan, which restrictions will not lapse within 60 days of January 26, 2007.

(15)	Includes 2,500 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of January 26, 2007. Excludes 2,500 shares of Common Stock subject to awards granted pursuant to the 2003 Stock Incentive Plan, which restrictions will not lapse within 60 days of January 26, 2007.

(16)	Includes 69,583 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of January 26, 2007. Excludes 18,630 shares of Common Stock subject to awards granted pursuant to the 2003 Stock Incentive Plan, which restrictions will not lapse within 60 days of January 26, 2007.

(17)	Includes 55,208 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of January 26, 2007. Excludes 14,251 shares of Common Stock subject to awards granted pursuant to the 2003 Stock Incentive Plan, which restrictions will not lapse within 60 days of January 26, 2007.

(18)	Includes: (i) 435,731 shares of Common Stock directly beneficially owned in the aggregate by the Named Executive Officers and directors as set forth in this table; and (ii) 37,869, 45,436, 12,834 and 20,919 shares of Common Stock directly beneficially owned by Ms. Coggins, Ms. Hauswald, Mr. DiVittorio and Mr. Pell, respectively (of which 34,477, 45,417, 12,834 and 19,833 shares, respectively, are issuable upon the exercise of options that are exercisable within 60 days January 26, 2007). Excludes 196,235 shares of Common Stock subject to awards granted pursuant to the 2003 Stock Incentive Plan, which restrictions will not lapse within 60 days of January 26, 2007.
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     For fiscal 2006, Genesis paid to each non-employee director a $35,000 annual cash retainer, $1,500 for each day during which the director participated in a Board of Directors meeting, $1,000 for each day during which the director participated in a meeting of a committee of the Board of Directors which the director was a member, with the exception of Audit Committee meetings for which $1,500 was paid for each day during which the director participated. Additionally, Mr. Robert Fish was paid $40,000 as the Board’s Lead Director and Ms. Rappuhn was paid $7,500 for serving as the Chairperson and financial expert of the Audit Committee. In addition, for his role as Lead Director, Mr. Fish was granted 3,500 shares of Genesis’ restricted common stock having a market value at the time of grant of $160,000, which shares vest the earlier of three years from the date of grant or the director ceasing to be a director of Genesis. Each Chairperson of the other committees of the Board of Directors was paid a fee of $5,000 for serving in such capacity. Genesis also granted 2,588 shares of Common Stock to each non-employee director for services rendered in fiscal 2006, with a market value of $105,000 on the last trading day of fiscal 2005, which shares vest the earlier of three years from the date of grant or the director ceasing to be a director of Genesis. In fiscal 2006, directors were also reimbursed for customary expenses for attending authorized educational programs relating to their service as directors and meetings of the Board of Directors, Board Committees and Shareholders. In fiscal 2006, the board of directors established a special committee composed of six independent directors solely to consider certain strategic alternatives. As compensation for service as a member of the special committee, each special committee director is entitled to receive $2,500 for each day during which he or she participates in a meeting of the special committee. In addition, the chairperson of the special committee is entitled to receive $40,000. The majority of special committee activities occurred in fiscal 2007 and all payments made to special committee members were made in fiscal 2007. Also, in fiscal 2007, Mr. Fish will be paid $24,000 for services conducted on behalf of the special committee. See “— Acceleration of Vesting of Options and Restricted Stock.”
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Genesis’ independent registered public accounting firm for the fiscal year ended September 30, 2006, was KPMG LLP. The Audit Committee has selected KPMG LLP to serve as Genesis’ independent registered public accounting firm for fiscal year ending September 30, 2007.
     Consistent with the Audit Committee’s responsibility for engaging Genesis’ independent registered public accounting firm, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee Chairperson or her designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee and services that were pre-approved. Services approved by the Audit Committee Chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. During fiscal 2006 and 2005, all services performed by the independent registered public accounting firm were pre-approved by the Audit Committee. The Audit Committee has considered and determined that the services provided by KPMG LLP are compatible with KPMG LLP maintaining its independence.

	2006	2005
Audit Fees	$1,805,000	$1,900,000
Audit-Related Fees	142,000	65,000
Tax Fees	—	—
All Other Fees	—	—

Total	$1,947,000	$1,965,000

     Audit Fees. Audit fees are fees paid for professional services for the audit of consolidated financial statements included in Form 10-K, audit of Genesis’ annual management assessment of the effectiveness of internal control over financial reporting in fiscal 2006, reviews of financial statements included in Form 10-Q, statutory audits associated with various properties and for services that normally are provided by the accountant in connection with the review of SEC registration statements and other filings and consents.
     Audit-Related Fees. Audit-related fees consist of fees in connection with the audit of certain benefit plans as well as consultations concerning financial accounting and reporting standards.
PART IV
ITEM 15: EXHIBITS
The following documents are filed as exhibits to this Amendment No. 1 to the Annual Report on Form 10-K/A:

Exhibit
Number	Description

31.1	Certification of George V. Hager, Jr., Chief Executive Officer of Genesis HealthCare Corporation, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of James V. McKeon, Chief Financial Officer of Genesis HealthCare Corporation, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of George V. Hager, Jr., Chief Executive Officer of Genesis HealthCare Corporation, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of James V. McKeon, Chief Financial Officer of Genesis HealthCare Corporation, pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on January 29, 2007 by the undersigned thereunto duly authorized.

Genesis HealthCare Corporation
By:	/s/ James V. McKeon
James V. McKeon
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 29, 2007.

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