Form 10-Q
period 2006-12-31
GENESIS HEALTHCARE CORP
filed 2007-02-09
CIK 1236736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                      NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS.
     As of February 1, 2007: 19,776,368 shares of the registrant’s common stock were outstanding, including 131,511 shares currently held in escrow to be issued in connection with a joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     As used herein, unless the context otherwise requires, all references to “GHC,” “we,” “our,” “us,” and similar terms in this report refer to Genesis HealthCare Corporation together with its subsidiaries.
     Statements made in this report, and in our other public filings and releases, which are not historical facts, contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. We have based these forward-looking statements on our current expectations and projections about future events. We identify forward-looking statements in this report by using words or phrases such as “anticipate,” “believe,” “estimate,” “expect,” and similar words or phrases, or the negative thereof. The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that these statements are not guarantees of future performance and that actual results and trends in the future may differ materially.
     In addition to the factors identified herein under Part II — Item 1A – “Risk Factors”, factors that could cause actual results to differ materially include, but are not limited to, the following, certain of which are discussed more fully in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as amended by Amendment No. 1 on Form 10-K/A dated January 29, 2007:
•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid, including those described herein, or the implementation of other measures to reduce the reimbursement for our services;
•	the expiration of enactments providing for additional governmental funding;

•	the impact of federal and state regulations;

•	changes in case mix, payor mix and payment methodologies;

•	competition in our businesses;

•	the capital intensive nature of our inpatient services segment and the need for extensive capital expenditures in order to modernize and improve our physical infrastructure;

•	an increase in insurance costs and potential liability for losses not covered by, or in excess of, our insurance;

•	competition for, and availability of, qualified staff in the healthcare industry, and risks of potential labor strikes;

•	our ability to control operating costs and generate sufficient cash flow to meet operational and financial requirements;

•	our ability, and the ability of our subsidiary guarantors, to fulfill debt obligations;

•	the economic condition of, or changes in, the laws affecting our business in those markets in which we operate;

•	our ability to realize tax benefits relating to our estimated net operating loss carryforwards;

•	the increasing cost of being a publicly owned company and our ability to provide reasonable assurance of the effectiveness of internal control over financial reporting;

•	the impact of new accounting pronouncements;

•	the impact of implementing new information systems;

•	the impact of acquisitions on our operations and finances, and our ability to integrate acquired businesses;

•	the ability to implement and achieve certain performance improvement objectives in our rehabilitation therapy services segment;

•	federal income tax liabilities and indemnification obligations related to the spin-off;

•	the impact of the proposed Merger, as defined herein; and

•	acts of God or public authorities, war, civil unrest, terrorism, fire, floods, earthquakes and other matters beyond our control.
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

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements
GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND SEPTEMBER 30, 2006
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2006	September 30, 2006

Assets:
Current assets:
Cash and equivalents	$66,270	$74,819
Current portion of restricted cash and investments in marketable securities	32,403	35,160
Accounts receivable, net of allowances for doubtful accounts of $28,171 and $25,685, at December 31, 2006 and September 30, 2006, respectively	244,515	226,689
Prepaid expenses and other current assets	46,779	48,583
Current portion of deferred income taxes	41,953	45,206

Total current assets	431,920	430,457

Property and equipment, net of accumulated depreciation of $257,322 and $234,928, at December 31, 2006 and September 30, 2006, respectively	931,992	873,164
Assets held for sale	3,911	3,911
Restricted cash and investments in marketable securities	65,820	64,819
Deferred income taxes	7,107	5,830
Other long-term assets	96,934	94,349

Total assets	$1,537,684	$1,472,530

Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long-term debt	$14,178	$4,829
Accounts payable and other accrued expenses	178,705	162,978
Current portion of self-insurance liability reserves	38,079	40,455

Total current liabilities	230,962	208,262

Long-term debt	457,538	440,005
Self-insurance liability reserves	73,409	70,682
Other long-term liabilities	61,506	53,107
Commitments and contingencies
Shareholders’ equity:
Common stock — par $0.01, 45,000,000 shares authorized at December 31, 2006 and September 30, 2006, 20,808,867 and 20,736,223 shares issued at December 31, 2006 and September 30, 2006, respectively	208	207
Additional paid-in capital	649,325	645,278
Retained earnings	112,268	101,546
Accumulated other comprehensive loss	(130)	(65)
Treasury stock at cost, 1,075,745 shares at December 31, 2006 and September 30, 2006	(42,787)	(42,787)
Common stock held in deferred compensation plan at cost, 261,066 and 236,227 shares at December 31, 2006 and September 30, 2006, respectively	(11,003)	(9,714)
Deferred compensation liability	6,388	6,009

Total shareholders’ equity	714,269	700,474

Total liabilities and shareholders’ equity	$1,537,684	$1,472,530

See accompanying notes to unaudited condensed consolidated financial statements.

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended
	December 31, 2006	December 31, 2005

Net revenues	$477,038	$436,982
Salaries, wages and benefits	287,789	268,771
Other operating expenses	104,450	95,672
General and administrative costs	30,743	25,665
Provision for losses on accounts receivable and notes receivable	5,074	2,940
Loss on early extinguishment of debt	766	-
Transaction costs of proposed Merger	2,789	-
Lease expense	5,464	5,466
Depreciation and amortization expense	17,641	14,789
Interest expense	6,709	6,498
Investment income	(2,564)	(1,939)

Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	18,177	19,120
Income tax expense	7,314	7,837

Income before equity in net income of unconsolidated affiliates and minority interests	10,863	11,283
Equity in net income of unconsolidated affiliates	236	534
Minority interests	(489)	(495)

Income from continuing operations	10,610	11,322
Income from discontinued operations, net of taxes	112	115

Net income	$10,722	$11,437

Per common share data:
Basic:
Income from continuing operations	$0.55	$0.58
Income from discontinued operations	0.01	0.01
Net income	$0.55	$0.59
Weighted average shares	19,449,706	19,462,199

Diluted:
Income from continuing operations	$0.54	$0.57
Income from discontinued operations	0.01	0.01
Net income	$0.54	$0.58
Weighted average shares	19,745,423	19,739,352
See accompanying notes to unaudited condensed consolidated financial statements.

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(IN THOUSANDS)

	Three months ended
	December 31, 2006	December 31, 2005

Cash flows from operating activities:
Net income	$10,722	$11,437
Net charges included in operations not requiring funds	37,689	26,040
Changes in assets and liabilities:
Accounts receivable	(21,479)	(20,247)
Accounts payable and other accrued expenses	17,409	2,041
Other, net	(1,853)	305

Total adjustments	31,766	8,139

Net cash provided by operating activities	42,488	19,576

Cash flows from investing activities:
Capital expenditures	(27,095)	(32,041)
Net proceeds on maturity or sale of restricted marketable securities	8,801	4,510
Net change in restricted cash and equivalents	(7,109)	(598)
Purchase of eldercare centers	(49,619)	(5,023)
Consolidation of partnerships	2,324	-
Other, net	(643)	6,285

Net cash used in investing activities	(73,341)	(26,867)

Cash flows from financing activities:
Net borrowings under revolving credit facility	33,000	-
Repayment of long-term debt	(10,510)	(1,475)
Debt prepayment premium	(383)	-
Purchase of common stock for treasury	-	(10,691)
Proceeds from exercise of stock options	88	269
Other, net	109	78

Net cash provided by (used in) financing activities	22,304	(11,819)

Net decrease in cash and equivalents	$(8,549)	$(19,110)
Cash and equivalents:
Beginning of period	74,819	107,350

End of period	$66,270	$88,240

Supplemental disclosure of cash flow information:
Interest paid	$8,237	$8,118
Taxes paid	1,816	3,455
Non-cash financing activities:
Assumption of debt	$4,375	$-
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
     GHC provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. At December 31, 2006, GHC had 210 owned, leased, managed and jointly owned eldercare centers with 25,800 beds. Revenues of GHC’s owned, leased and otherwise consolidated centers constitute approximately 90% of GHC’s revenues, and are presented in GHC’s segment information as inpatient services revenues. Management fees earned from unconsolidated eldercare centers that are managed and/or jointly owned by GHC are included in all other revenues presented in GHC’s segment information. See note 8 — “Segment Information.”
     GHC provides an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy, as well as therapy program management services. These services are provided by approximately 5,100 licensed rehabilitation therapists and assistants employed or contracted at substantially all of the eldercare centers operated by GHC, as well as by contract to healthcare facilities operated by others and through any one of GHC’s 13 certified outpatient rehabilitation agencies. After the elimination of intercompany revenues, the rehabilitation therapy services segment constitutes approximately 9% of GHC’s revenues.
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
     The condensed consolidated financial statements for the three months ended December 31, 2005, filed on Form 10-Q on February 8, 2006, were restated on Form 10-Q for the quarterly period ended March 31, 2006 filed on May 30, 2006.
     Principles of Consolidation and Variable Interest Entities
     The accompanying consolidated financial statements include the accounts of GHC, its wholly owned subsidiaries, its consolidated variable interest entities (VIEs) and certain other consolidated partnerships, as discussed further below. All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented.
     GHC’s investments in VIEs in which it is the primary beneficiary are consolidated, while investments in VIEs in which it is not the primary beneficiary are accounted for under other accounting principles. Investments in and the operating results of 20% to 50% owned companies, which are not VIEs, are included in the consolidated financial statements using the equity method of accounting.
     In total, at December 31, 2006 and September 30, 2006, GHC has consolidated five VIEs. At December 31, 2006, total assets and non-recourse debt of the consolidated VIEs are $47.2 million and $39.7 million, respectively; and at September 30, 2006, total assets and non-recourse debt of the consolidated VIEs are $47.4 million and $40.0 million, respectively. The total assets of the VIEs principally consist of property and equipment that serves as collateral for the VIEs’ debt and is not available to satisfy any of GHC’s other obligations. Creditors of the VIEs, including senior lenders, have no recourse against the general credit of GHC. The consolidated VIEs own and operate skilled nursing and assisted living facilities having 615 beds. GHC’s ownership interests in the consolidated VIEs range from 25% to 50% and GHC manages the day-to-day operations of the consolidated VIEs under management agreements. GHC’s involvement with the VIEs began in years prior to 2000.
     Separate from the five VIEs previously described, at December 31, 2006, GHC is not the primary beneficiary of one VIE and, therefore, that VIE is not consolidated into its financial statements. At December 31, 2006, total assets and debt of the unconsolidated VIE are $15.7 million and $13.2 million, respectively. The unconsolidated VIE owns and operates a skilled nursing facility having 224 beds. GHC’s ownership interests in the unconsolidated VIE is 33.3% and GHC manages the day-to-day operations of the unconsolidated VIE under a management agreement. GHC’s involvement with the unconsolidated VIE began in 1990. At December 31, 2006, GHC’s maximum exposure to loss associated with this unconsolidated VIE approximates the aggregate carrying-value of its equity method investment of $0.2 million.
     Effective October 1, 2006, GHC consolidates two partnerships in accordance with Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). GHC, as the general partner in these entities, may exercise considerable control over the businesses without substantive kick out rights afforded to the limited partners. One of the partnerships is a jointly owned and managed skilled nursing facility having 112 beds. The second partnership owns the real estate of a skilled nursing facility leased to GHC. At December 31, 2006, total assets and non recourse debt of the partnerships consolidated pursuant to EITF 04-5 are $8.4 million and $4.4 million, respectively. The total assets of the partnerships consolidated pursuant to EITF 04-5 principally consist of property and equipment that serves as collateral for the partnerships’ non-recourse debt and is not available to satisfy any of GHC’s other obligations. Creditors of the partnerships consolidated pursuant to EITF 04-5, including senior lenders, have no recourse against the general credit of GHC.
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
(3) Significant Transactions and Events
     Proposed Merger
     On January 15, 2007, GHC entered into an agreement and plan of merger with affiliates of Formation Capital, LLC and JER Partners (the Merger Agreement). See note 13 – “Subsequent Events.” GHC engaged an investment banking firm and legal advisors to assist in evaluating strategic alternatives prior to the execution of the Merger Agreement. Through December 31, 2006, GHC incurred legal fees, investment banking advisory fees, special committee board fees and other related costs of $2.8 million, none of which was paid as of December 31, 2006. If the proposed Merger is completed, the fee paid to the investment banking firm will be determined as a percentage of the consideration received in connection with the Merger. If the proposed Merger is not completed, the investment banking firm will receive a flat fee. GHC has incurred additional fees after December 31, 2006, and anticipates that it will incur additional fees in future periods in connection with the proposed Merger. Expenses incurred in connection with the proposed Merger are expected to be largely nondeductible for tax purposes. GHC’s effective tax rate in the current quarter was negatively impacted by the $2.8 million of such costs expensed in the quarter. Additional nondeductible costs are expected to be incurred through the consummation of the proposed Merger and will significantly increase GHC’s effective tax rate. The proposed Merger may impact GHC’s ability to attract and retain customers, vendors, management and employees and may result in additional regulatory scrutiny and the incurrence of additional advisory fees, legal fees and other expenses.
     Acquisition of ElderCare Centers
     Effective November 1, 2006, GHC purchased a 115 bed skilled nursing facility in the State of Maryland. The purchase price of $8.0 million was financed with $6.0 million of debt from the revolving credit facility and $2.0 million of cash.
     Effective December 1, 2006, GHC completed a purchase of two skilled nursing facilities and four assisted living facilities in the State of West Virginia for a net purchase price of $41.2 million. The purchase was financed with $33.0 million of debt from the revolving credit facility and $8.2 million of cash.
     In connection with both acquisitions, the Company has made preliminary estimates of the assets purchased and liabilities assumed. The majority of the purchase prices were allocated to property and equipment. The allocation of purchase price will be completed within one year from the acquisition dates.
     Debt Extinguishment
     On November 30, 2006, GHC voluntarily prepaid the secured mortgage obligation of a skilled nursing facility. GHC paid $7.7 million to settle the outstanding debt and accrued interest.
     On December 1, 2006, GHC voluntarily prepaid the secured mortgage obligation of a skilled nursing facility. GHC paid $1.4 million to settle the outstanding debt.
     In connection with both prepayments, GHC recorded $0.8 million of debt extinguishment costs comprised of $0.4 million of prepayment penalties and the write-off of $0.4 million of unamortized deferred financing fees.

(4) Long-Term Debt
     Long-term debt at December 31, 2006 and September 30, 2006 consisted of the following (in thousands):

	December 31, 2006	September 30, 2006

Senior credit facility — revolving credit	$39,000	$6,000
Senior subordinated notes	145,935	145,935
Convertible senior subordinated debentures	180,000	180,000
Mortgages and other secured debt (recourse)	27,864	37,909
Capital lease obligations	34,838	34,950
Mortgages and other secured debt (non recourse)	44,079	40,040

	471,716	444,834
Less:
Current installments of long-term debt	(14,178)	(4,829)

Long-term debt	$457,538	$440,005

     Senior credit facility. GHC’s amended and restated senior credit facility provides for a $125.0 million revolving credit facility with monthly interest paid on any outstanding loans at either a base rate plus a margin or at the London Interbank Offered Rate (LIBOR) plus a margin (6.85% at December 31, 2006). At December 31, 2006 and September 30, 2006, $76.0 million and $112.2 million, respectively, was available under the revolving credit facility after giving effect to outstanding letters of credit issued under the revolving credit facility.
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
     Mortgages and other secured debt (recourse). GHC carries other secured debt consisting principally of revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development. These loans are secured by the underlying real and personal property of individual eldercare centers and have fixed or variable rates of interest ranging from 3.0% to 11.0% at December 31, 2006, with maturity dates ranging from 2007 to 2025. These loans are labeled “recourse” because GHC or a wholly owned subsidiary is obligated to perform under the respective loan agreements.
     Capital lease obligations. These obligations represent the present value of minimum lease payments of a series of capital lease arrangements that bear imputed interest at rates ranging from 5.0% to 7.8% at December 31, 2006 and maturity dates ranging from 2007 to 2012.
     Mortgages and other secured debt (non-recourse). These loans are carried by certain of GHC’s less than 51% owned consolidated joint ventures. The loans consist principally of revenue bonds and secured bank loans. These loans are secured by the underlying real and personal property of individual eldercare centers and have fixed or variable rates of interest ranging from 3.9% to 8.7% at December 31, 2006, with maturity dates ranging from 2009 to 2038. These loans are labeled “non-recourse” because neither GHC nor a wholly owned subsidiary is obligated to perform under the respective loan agreements.

(5) Investment Income
     Investment income is earned principally on short-term investments of cash and equivalents, restricted cash and investments of marketable securities held by GHC’s wholly owned insurance captive Liberty Health Corporation (LHC), and assets held in a rabbi trust of GHC’s deferred compensation plan. GHC includes investment income in the EBITDA, as defined herein, of its other services and corporate costs segment category (see note 8 – “Segment Information”).
     The following table sets forth the components of investment income (in thousands):

	Three months ended December 31,

	2006	2005

Income on cash and short-term investments	$964	$1,092
Income on restricted cash and investments	1,082	581
Income on assets held in rabbi trust	445	206
Interest income on notes receivable	73	60

Total investment income	$2,564	$1,939

(6) Earnings Per Share
     The computation of basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The computation of diluted net income per common share is calculated by dividing net income by the sum of the weighted average basic common shares and potentially dilutive securities. GHC applies the treasury stock method in calculating potentially dilutive securities, which assumes that the proceeds from the exercise of all GHC stock options and their related tax benefits are used to repurchase GHC common stock at the average market price for the period. For the three months ended December 31, 2006 and 2005, GHC’s outstanding stock options yielded 188,876 and 169,566, respectively, potentially dilutive securities. For the three months ended December 31, 2006 and 2005, GHC’s unvested restricted stock yielded an additional 106,841 and 107,587, respectively, potentially dilutive securities under the treasury stock method.
(7) Comprehensive Income
     The following table sets forth the computation of comprehensive income for the three months ended December 31, 2006 and 2005 (in thousands):

	Three months ended December 31,

	2006	2005

Net income	$10,722	$11,437
Net unrealized loss on restricted investments in marketable securities	(65)	(81)
Unrealized gain on interest rate swap agreement	-	63

Total comprehensive income	$10,657	$11,419

     The unrealized loss on restricted investments in marketable securities is net of income tax benefits. The income tax benefit for the three months ended December 31, 2006 and 2005 was less than ($0.1) million.
     The unrealized gain on interest rate swap agreement represents the change in the fair value of the underlying variable to fixed interest rate swap agreement held by a consolidated VIE. The VIE is a limited liability corporation and does not record income taxes at the limited liability corporation level. Therefore, the net unrealized gain on the interest rate swap agreement has not been tax effected. Obligations under the interest rate swap agreement are non-recourse to GHC.
(8) Segment Information
     GHC’s principal operating segments are identified by the types of products and services from which revenues are derived and are consistent with the reporting structure of GHC’s internal organization.
     GHC includes within inpatient services revenues all room and board charges and ancillary service revenue for its eldercare customers at the eldercare centers which GHC owns, leases or otherwise consolidates.
     GHC includes within rehabilitation therapy services all revenues earned from the provisions of speech pathology, physical therapy and occupational therapy, as well as therapy program management services.
     The accounting policies of the segments are the same as those of the consolidated organization. All intersegment sales prices are market based.
     Summarized financial information concerning GHC’s reportable segments is shown in the following table. The “All other services and corporate costs” category of revenues and EBITDA represents operating information of business units below the prescribed quantitative thresholds that trigger segment reporting requirements, and GHC’s corporate support functions. The operating business units in this category derive revenues from the following services: management services, respiratory health services, physician services, hospitality services, staffing services and other healthcare related services. The “Loss on early extinguishment of debt” and “Transaction costs of the proposed Merger” categories have not been allocated to GHC’s reportable segments or the “All other services and corporate costs” category. The majority of investment income is included in the EBITDA of the “All other services and corporate costs” category. This approach to segment reporting is consistent with GHC’s internal financial reporting and the information used by the chief operating decision maker regarding the performance of GHC’s reportable and non-reportable segments.

	Three months ended December 31,

(in thousands)	2006	2005

Revenues:
Inpatient services - external	$427,373	$393,159
Rehabilitation therapy services:
External	40,831	35,688
Intersegment	26,944	22,457
All other services:
External	8,834	8,135
Intersegment	9,127	12,657
Elimination of intersegment revenues	(36,071)	(35,114)

Total net revenues	477,038	436,982

EBITDA (1):
Inpatient services	61,411	52,618
Rehabilitation therapy services	5,597	4,686
All other services and corporate costs	(20,926)	(16,897)
Loss on early extinguishment of debt	(766)	-
Transaction costs of proposed Merger	(2,789)	-

Total EBITDA	42,527	40,407

Capital and other:
Depreciation and amortization expense	(17,641)	(14,789)
Interest expense	(6,709)	(6,498)
Income tax expense	(7,314)	(7,837)
Equity in net income of unconsolidated affiliates	236	534
Minority interests	(489)	(495)

Income from continuing operations	10,610	11,322
Income from discontinued operations, net of taxes	112	115

Net income	$10,722	$11,437

(1)	GHC defines EBITDA as earnings from continuing operations before equity in net income of unconsolidated affiliates, minority interests, interest expense, income taxes, depreciation and amortization. EBITDA can be calculated through GHC’s unaudited condensed consolidated statements of operations by adding back interest expense, income taxes, depreciation and amortization, equity in net income of unconsolidated affiliates and minority interests’ costs to GHC’s income from continuing operations.

Total assets by segment at December 31, 2006 and September 30, 2006 were as follows (in thousands):

	December 31, 2006	September 30, 2006

Inpatient services	$1,151,916	$1,071,635
Rehabilitation therapy services	45,047	43,189
All other	340,721	357,706

Total assets	$1,537,684	$1,472,530

(9) Stock-Based Benefit Plans
     Stock-Based Compensation Expenses
     GHC recorded stock-based compensation expense for the three months ended December 31, 2006 and 2005 as follows (in thousands):

	Three months ended
	December 31,	December 31,
	2006	2005

Stock options	$881	$573
Stock incentive plan	2,008	1,773
Stock held in deferred compensation plan	(53)	(687)

Total stock-based compensation before income taxes	2,836	1,659

Income tax benefit	(1,157)	(678)

Total stock-based compensation after income taxes	$1,679	$981

     GHC’s stock option and stock incentive plans are more fully described under their respective sections below. Stock held in the deferred compensation plan is associated with a non-qualified deferred compensation plan established in fiscal 2004 for certain employees. Under the provisions of the plan, a rabbi trust was established to maintain the amount of compensation deferred by the participants. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from various events, excluding bankruptcy or insolvency. Certain of the plan participants have elected to invest their deferred compensation in GHC stock units, which effectively mirror the performance of GHC’s common stock. To satisfy this portion of GHC’s obligation under the plan, GHC held 261,066 shares of its common stock in the rabbi trust at December 31, 2006. GHC funds the rabbi trust with an amount of shares of GHC common stock that approximates the number of stock units invested by plan participants. GHC has recorded the $11.0 million cost of the shares of common stock as a reduction of shareholders’ equity at December 31, 2006. GHC is required to recognize future changes in the fair value of the common stock units as designated by the plan participants in the deferred compensation plan as periodic charges or credits to compensation cost if the plan participants are permitted to diversify their investment elections. For the three months ended December 31, 2006 and 2005, GHC recognized ($0.1) million and ($0.7) million, respectively, of net compensation cost from such changes in the fair value of the common stock units of the deferred compensation plan. GHC has placed certain restrictions on the compensation deferrals of certain members of executive management. For these individuals, the restrictions require that deferrals designated in GHC common stock units are irrevocable, meaning that such holdings can not be diversified within the rabbi trust of the deferred compensation plan and all future distributions of such designations must be settled in shares of GHC common stock. Accordingly, the portion of the deferred compensation obligation that is required to be settled by the delivery of shares of GHC stock is classified in shareholders’ equity. At December 31, 2006, there were 135,564 shares of GHC stock, valued at $6.4 million, held by the rabbi trust and presented in the accompanying condensed consolidated balance sheet as an equity account. Changes in the fair value of both GHC stock held in the rabbi trust and the deferred compensation obligation for those shares restricted from diversification and distribution are not recognized through earnings.
     Stock Option Plan
     GHC has a stock option plan that provides for the grant of incentive stock options and non-qualified stock options for officers, key employees and non-employee directors. A total of 1,500,000 shares of GHC common stock were reserved for issuance under the stock option plan, of which 500 were available for grant at December 31, 2006. The exercise price of each stock option equals 100% of the market price of GHC’s common stock on the date of grant and generally each stock option has a maximum term of 10 years. Stock options are generally subject to vesting, which means the optionee earns the right to exercise an increasing number of the shares underlying the option over a specific period of time only if he or she continues to provide services to GHC over that period. Options generally vest quarterly over three years and provide for accelerated vesting if there is a change in control of GHC, as defined in the option grant. GHC distributes newly issued common shares to satisfy its obligations under the stock option plan. See note 13 – “Subsequent Events,” for a discussion of the acceleration of vesting of stock options in connection with the proposed Merger.
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
     Changes to the stock option plan for the three months ended December 31, 2006 were as follows:

				Weighted
		Weighted		Average
		Average	Intrinsic	Remaining
		Exercise	Value (in	Contractual
	Shares	Price	thousands)	Life

Outstanding at October 1, 2006	1,022,629	$32.17

Exercised	(3,666)	24.09	$90

Outstanding at December 31, 2006	1,018,963	$32.20	$15,325	8.21

Exercisable at December 31, 2006	622,207	$28.24	$11,817	7.68

Vested and expected to vest at December 31, 2006	968,360	$31.89	$14,858	8.16

     No stock options were granted, forfeited or expired during the three months ended December 31, 2006. Cash received from stock option exercises totaled $0.1 million and $0.3 million in the three months ended December 31, 2006 and 2005, respectively. The intrinsic value of stock options exercised was $0.1 million and $0.2 million in the three months ended December 31, 2006 and 2005, respectively.
     The following table summarizes information about stock options outstanding at December 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
		Contractual	Exercise		Contractual	Exercise
Range of Exercise Prices	Number	Life	Price	Number	Life	Price

$20.00 - $29.99	421,547	7.11	$23.70	421,547	7.11	$23.70
$30.00 - $39.99	474,916	8.96	36.40	156,908	8.96	36.40
$40.00 - $49.99	122,500	9.03	$45.16	43,752	9.82	$42.74

     The following table presents information regarding non-vested option activity during the three months ended December 31, 2006:

		Weighted
	Non-Vested	Average
	Number of	Grant-Date
	Stock Options	Fair Value

Non-vested at October 1, 2006	559,629	$17.20
Vested	(162,873)	14.63

Non-vested at December 31, 2006	396,756	$18.26

     The weighted average grant-date fair value of stock options which vested in the three months ended December 31, 2005 was $13.40.
     As of December 31, 2006, there was $6.1 million of total unrecognized compensation cost related to non-vested stock options granted under the plan. That cost is expected to be recognized over the remaining vesting periods as follows: $2.5 million in the remainder of fiscal 2007, $3.3 million in fiscal 2008 and $0.3 million in fiscal 2009. The expected recognition of compensation expense could differ from these estimates as better information becomes available regarding the turnover trends of GHC’s plan participants and forfeiture assumptions are revised accordingly.
     Stock Incentive Plan
     GHC has a stock incentive plan that provides for the grant of restricted stock to certain GHC officers, directors and employees. The number of shares of common stock available for issuance under the 2003 stock incentive plan is 1,000,000, of which 69,873 shares were available for grant at December 31, 2006. Restrictions on the awards to GHC employees typically vest quarterly over a five year period from the date of grant such that the employee cannot sell or trade the restricted stock until it becomes vested. In fiscal 2006 and 2007, GHC made a grant of restricted shares to its seven non-employee directors each having a market value of $105,000. All restricted stock grants made to non-employee directors vest on the earlier of three years from the date of grant or the date the director no longer serves as a member of the board. During the three months ended December 31, 2006, GHC granted no new shares to employees. GHC distributes newly issued common shares to satisfy its obligations under the stock incentive plan. See note 13 – “Subsequent Events,” for a discussion of the acceleration of vesting of restricted stock in connection with the proposed Merger.
     GHC recognizes compensation expense ratably over each quarterly service period at the market value of GHC’s common stock on the grant date. GHC recorded compensation expense of $2.0 million and $1.8 million for the three months ended December 31, 2006 and 2005, respectively, for employee and director restricted stock grants.

     The following table presents non-vested restricted stock activity during the three months ended December 31, 2006:

	Non-Vested	Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value

Non-vested at October 1, 2006	532,699	$25.72
Granted	16,216	47.28
Vested and Distributed	(69,267)	24.88
Forfeited	(5,365)	27.13

Non-vested at December 31, 2006	474,283	$26.48

     As of December 31, 2006, there was $11.8 million of total unrecognized compensation cost related to future service periods for non-vested restricted stock granted. This unrecognized compensation cost is expected to be recognized over the remaining service periods as follows: $3.5 million in the remainder of fiscal 2007, $4.3 million in fiscal 2008, $2.0 million in fiscal 2009, $1.3 million in fiscal 2010, and $0.7 million in fiscal 2011.
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
     Accounting for Misstatements
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 (SAB 108) which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires companies to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Upon initial adoption, if the effect of the misstatement is determined to be material, SAB 108 allows companies to record that effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 is effective for the first fiscal year ending after November 15, 2006. GHC will adopt the provisions of SAB 108 during its fourth quarter ending September 30, 2007 and it is currently assessing the impact of SAB 108 on its consolidated financial statements.
     Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements. GHC is required to adopt SFAS 157 effective October 1, 2008. GHC is evaluating the impact this statement will have on its consolidated financial statements.
(11) Commitments and Contingencies
     GHC is a party to litigation and regulatory investigations arising in the ordinary course of business. Management does not believe the results of such litigation or regulatory investigations, even if the outcome is unfavorable, would have a material adverse effect on the results of operations, financial position or cash flows of GHC.
     At December 31, 2006, GHC:
•	extended $3.9 million in working capital lines of credit to certain jointly owned and managed companies, including certain consolidated VIEs, of which $2.1 million was unused; and

•	posted $10.0 million of outstanding letters of credit to guarantee the performance to third parties of various trade activities.
(12) Condensed Consolidating Financial Statements of Genesis HealthCare Corporation and Subsidiaries
     The following condensed consolidating financial statements of GHC and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.
     These unaudited condensed consolidating financial statements have been prepared on the same basis of accounting as the unaudited condensed consolidated financial statements. GHC is the borrower under a senior credit facility, senior subordinated notes and convertible senior subordinated debentures. In April 2004, GHC filed a registration statement on Form S-4 with the SEC in connection with the exchange offer relating to the senior subordinated notes. In July 2004, upon the expiration of the exchange offer, $224.0 million aggregate principal amount of senior subordinated notes registered under the Securities Act of 1933, as amended, were exchanged for the unregistered notes issued in October 2003. The aggregate principal amount of $1.0 million of unregistered notes was not exchanged and remains outstanding. In March 2005, GHC completed the private placement of its 2.5% convertible senior subordinated debentures due 2025 to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. In June 2005, GHC filed a registration statement on Form S-3 with the SEC to register the resale of the convertible senior subordinated debentures and the relating guarantees and underlying common stock. The senior subordinated notes and the convertible senior subordinated debentures are fully and unconditionally guaranteed on a joint and several basis by certain 100% owned subsidiaries of GHC (Guarantors). Non-guarantor subsidiaries do not guarantee the senior subordinated notes or the convertible senior subordinated debentures and principally consist of LHC, consolidated VIEs and other partnerships (Non-guarantors).
     The following tables present the unaudited condensed consolidating financial statements of GHC (Parent), the Guarantors and the Non-guarantors:

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2006
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Assets:
Current assets	$111,498	$271,730	$50,986	$(2,294)	$431,920
Property and equipment, net	31,987	857,076	42,929	-	931,992
Other long-term assets	122,825	25,762	80,710	(55,525)	173,772
Investments in subsidiaries	561,193	-	-	(561,193)	-
Intercompany receivables	398,180	-	-	(398,180)	-

Total assets	$1,225,683	$1,154,568	$174,625	$(1,017,192)	$1,537,684

Liabilities and shareholders’ equity:
Current liabilities	$80,720	$118,946	$37,169	$(5,873)	$230,962
Intercompany payables	-	389,397	8,783	(398,180)	-
Long-term debt	360,470	54,327	45,469	(2,728)	457,538
Other long-term liabilities	70,224	4,008	58,187	2,496	134,915
Shareholders’ equity	714,269	587,890	25,017	(612,907)	714,269

Total liabilities and shareholders’ equity	$1,225,683	$1,154,568	$174,625	$(1,017,192)	$1,537,684

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
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

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2006
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$127	$496,521	$16,426	$(36,036)	$477,038
Equity in net income of subsidiaries	33,843	-	-	(33,843)	-
Operating expenses	33,531	418,620	14,868	(35,408)	431,611
Lease expense	426	5,314	28	(304)	5,464
Depreciation and amortization expense	3,207	13,849	585	-	17,641
Interest expense	4,517	1,357	989	(154)	6,709
Investment income	(971)	(446)	(1,147)	-	(2,564)

Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(6,740)	57,827	1,103	(34,013)	18,177
Income tax (benefit) expense	(16,604)	23,994	461	(537)	7,314

Income before equity in net income of unconsolidated affiliates and minority interests	9,864	33,833	642	(33,476)	10,863
Equity in net income of unconsolidated affiliates	861	-	-	(625)	236
Minority interests	-	-	-	(489)	(489)

Income from continuing operations	10,725	33,833	642	(34,590)	10,610
(Loss) income from discontinued operations, net of taxes	(3)	115	-	-	112

Net income	$10,722	$33,948	$642	$(34,590)	$10,722

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2005
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$571	$449,062	$22,715	$(35,366)	$436,982
Equity in net income of subsidiaries	31,862	-	-	(31,862)	-
Operating expenses	29,572	376,007	22,532	(35,063)	393,048
Lease expense	446	4,992	28	-	5,466
Depreciation and amortization expense	2,789	11,423	577	-	14,789
Interest expense	4,529	1,061	1,149	(241)	6,498
Investment income	(1,119)	(206)	(614)	-	(1,939)

Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(3,784)	55,785	(957)	(31,924)	19,120
Income tax (benefit) expense	(14,230)	22,803	(484)	(252)	7,837

Income (loss) before equity in net income of unconsolidated affiliates and minority interests	10,446	32,982	(473)	(31,672)	11,283
Equity in net income of unconsolidated affiliates	905	-	-	(371)	534
Minority interests	-	-	-	(495)	(495)

Income (loss) from continuing operations	11,351	32,982	(473)	(32,538)	11,322
Income (loss) from discontinued operations, net of taxes	86	(28)	57	-	115

Net income (loss)	$11,437	$32,954	$(416)	$(32,538)	$11,437

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2006
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Consolidated

Net cash (used in) provided by operating activities	$(28,008)	$67,106	$3,390	$42,488
Net cash provided by (used in) investing activities	652	(76,877)	2,884	(73,341)
Net cash provided by (used in) financing activities	18,241	4,402	(339)	22,304

Net (decrease) increase in cash and equivalents	$(9,115)	$(5,369)	$5,935	$(8,549)

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2005
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Consolidated

Net cash (used in) provided by operating activities	$(29,196)	$51,817	$(3,045)	$19,576
Net cash (used in) provided by investing activities	(3,154)	(27,405)	3,692	(26,867)
Net cash provided by (used in) financing activities	16,085	(27,603)	(301)	(11,819)

Net (decrease) increase in cash and equivalents	$(16,265)	$(3,191)	$346	$(19,110)

(13) Subsequent Events
     Proposed Merger
     On January 15, 2007, GHC entered into the Merger Agreement with affiliates of Formation Capital, LLC and JER Partners. Subject to the terms and conditions of the Merger Agreement, as amended, at the completion of the Merger, (i) each outstanding share of GHC common stock issued and outstanding immediately prior to the effective time of the Merger, and each outstanding GHC restricted share (each of which will vest), will be canceled and converted into the right to receive $63.00 in cash, without interest; and (ii) each outstanding option to purchase a share of GHC common stock will vest and be cancelled and converted into the right to receive an amount in cash equal to the amount by which $63.00 exceeds the exercise price of the option to purchase such share, without interest.
     The aggregate transaction value, including the assumption or repayment of approximately $450 million of debt, is approximately $1.7 billion. The transaction is expected to be completed in the third or fourth quarter of fiscal 2007, subject to the adoption of the Merger Agreement by GHC’s shareholders, the receipt of certain regulatory approvals and the satisfaction of other customary closing conditions. The Merger Agreement provides that, if the Merger Agreement is terminated under specific circumstances, GHC may be required to pay a $50.0 million termination fee or reimburse the buyer’s expenses up to $5.0 million. There can be no assurances that the proposed Merger will be consummated.
     Lease and Purchase Option Agreements
     In January 2007, GHC completed a transaction involving a lease and purchase option agreement for 11 facilities in Maine with 748 skilled nursing and 220 residential care beds. The transaction was effective January 1, 2007. Under the agreement with the Sandy River Health System, GHC leased 11 nursing and residential care facilities for 25 years with an annual lease payment of approximately $5 million. Additionally, GHC paid approximately $15 million in cash in exchange for tangible operating assets and a $53 million fixed price purchase option exercisable in 2026. The transaction will be recorded as a capital lease.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     For a description of our material challenges and risks, including an analysis of industry trends and the effect of recent legislation on our operations, see “Risk Factors” included herein and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as amended by Amendment No. 1 on Form 10-K/A dated January 29, 2007. The following discussion and analysis of our results of operations and financial condition for the three months ended December 31, 2006 and 2005 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, and the overview summarizing the key matters on which our management focuses in evaluating our financial condition and operating performance included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as amended.
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
     Laws Affecting Medicare Revenues
     On July 31, 2006, the Centers for Medicare and Medicaid Services (CMS) released the final fiscal 2007 skilled nursing facility prospective payment rules effective October 1, 2006. The new rates increased by a 3.1% annual inflation update factor. This increase was offset by a phased transition to revised labor market areas. This latter change, a revision from standard metropolitan statistical areas to core-based statistical areas, is estimated to have a 0.4% negative impact on our fiscal 2007 Medicare payment rates, yielding net Medicare payment rate growth of approximately 2.7% effective October 1, 2006.
     In February 2006, the Deficit Reduction Act of 2005 (DRA) was signed into law. Under the DRA is a provision that directed CMS to develop an exceptions process for medically necessary physical, speech and occupational therapy services for beneficiaries that exceed a $1,740 annual reimbursement cap. Generally, most nursing home therapy claims fall within the automatic exceptions group, and, therefore, we did not experience a disruption of services. On December 9, 2006, Congress passed the Tax Relief and Health Care Act of 2006 (TRHCA) which has been signed into law. Included in this legislation is a provision extending the existing exceptions process through December 31, 2007, removing a significant financial threat to our rehabilitation therapy business for the short term. There continues to be uncertainty regarding how the Medicare Part B therapy cap limitations will be addressed in future reimbursement policy. No assurances can be made or given that Congress will extend the exceptions process beyond calendar year 2007, or enact other revisions.
     By law, Medicare reimbursement for physician and non-physician professional services (including Medicare Part B physical therapy, speech pathology and occupational therapy services) is based on fee schedules. On December 1, 2006, CMS published in the Federal Register the final calendar year 2007 physician and non-physician fee schedule rules. These rules made four adjustments in payment rates. First, CMS applied a budget neutrality factor to the work component for all codes reducing the weights assigned for each work procedure. For most codes, including those for nursing home physicians and therapists, this was a rate reduction. Second, the rules applied a new formula for calculating the practice expense component. In most instances this change translated into a rate reduction. Third, CMS applied a new geographic factor. This had a negative impact on our rate calculations. Finally, CMS made a 5.05% reduction to the fee schedule conversion factor. On December 9, 2006, Congress as part of the TRHCA enacted two changes mitigating a portion of the negative impact on calendar year 2007 rates. Congress restored the conversion factor to a zero percent change. Congress also modified the geographic adjustment. Congress made these two changes effective only for calendar year 2007. While the Congressional actions mitigated the impact of the final CMS rules, the budget neutrality and practice expense adjustment stand with the resulting reduction of per procedure reimbursement for both nursing home physician and therapy services under Medicare Part B. These rate changes are expected to reduce our annual revenue, EBITDA and pre-tax income approximately $5.0 million, principally in our rehabilitation therapy services segment. The changes made by Congress expire on December 31, 2007. No assurances can be made or given that Congress will extend this corrective provision or revise the payment formula. In the legislation passed by Congress, authority was given to CMS to establish a 1.5% bonus incentive to providers who report on quality measures beginning July 2007. To date, CMS has not issued rules defining the incentive program.
     Laws Affecting Medicaid Revenues
     Medicaid funding is set annually. States have completed legislative actions on their fiscal year 2007 state budgets. In light of the changes to Medicaid payment rates, we expect our average Medicaid rate per patient day to increase between approximately 2.5% to 3.5% in our fiscal 2007. Many states are beginning consideration of the fiscal year 2008 budgets. It is too early in the state budgeting process to assess funding levels in the coming fiscal year.
     The Benefits Improvement and Protection Act of 2000 enacted a phaseout of intergovernmental transfer transactions by states whereby states would inflate the payments to certain public facilities to increase federal matching funds. This action may have had the effect of reducing federal support for a number of state Medicaid programs. The reduced federal payments may impact aggregate available funds requiring states to further contain payments to providers. On January 18, 2007, CMS issued proposed regulations to be effective September 1, 2007 imposing tighter accountability and documentation standards on states that use intergovernmental transfers (IGTs) and certified public expenditures. We operate in several of the states that have experienced or could experience a contraction of federal matching funds.
     Among the alternative Medicaid funding approaches that states have explored, and in many states implemented, are nursing home provider assessments as tools for leveraging increased Medicaid matching funds. Such initiatives are authorized under the law. Provider assessment plans generate additional federal matching funds to the states for Medicaid reimbursement purposes, and implementation of a provider assessment plan requires approval by CMS in order to qualify for federal matching funds. These plans usually take the form of a bed tax or a quality assessment fee, which is imposed uniformly across classes of providers within the state. In turn, the state generally utilizes the additional federal matching funds generated by the tax to pay increased reimbursement rates to the providers, which often include a repayment of a portion of the provider tax based on the provider’s percentage of Medicaid patients. Nursing home provider assessments have been implemented in ten states where we operate (Maine, Massachusetts, West Virginia, Rhode Island, North Carolina, New Hampshire, Vermont, Pennsylvania, New Jersey and Connecticut). The effective provider assessment rate varies across these states. Current regulations permit states to receive federally matched funds for up to 6% of aggregate outlays for state Medicaid nursing home services. The TRHCA passed by Congress on December 9, 2006 reduces the maximum federal matching under Medicaid provider assessments to 5.5% of aggregate Medicaid outlays. This reduction in funding will become effective for fiscal years beginning after January 1, 2008. The Congressional action eliminated a regulatory effort proposed in the President’s proposed fiscal year 2007 federal budget to reduce the allowable federal matching share from 6% to 3%. The new law is expected to have an adverse effect in those states where the tax percentage exceeds 5.5%. Our current estimates indicate that six states where we operate have provider tax rates between 5.5% and 6%. It is possible that adjusting to the new federal limit may have an adverse affect on our business, results of operations, financial position and cash flows.
     The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. Among the ideas receiving active consideration in the Congress are revisions to the federal budget process that would establish an Entitlement Commission empowered to alter future outlays for all entitlement programs including Medicare and Medicaid. It is impossible to predict the outcome of the legislative and regulatory processes. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation and regulation will have on us. It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or other governmental initiatives on our business and the business of the external customers served by our rehabilitation services business. Accordingly, there can be no assurance that the impact of any future healthcare legislation or regulation will not adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations will be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.
Significant Transactions and Events
     Proposed Merger
     On January 15, 2007, we entered into an agreement and plan of Merger with affiliates of Formation Capital, LLC and JER Partners (Merger Agreement). Subject to the terms and conditions of the Merger Agreement, as amended, at the completion of the Merger, (i) each outstanding share of our common stock issued and outstanding immediately prior to the effective time of the Merger, and each outstanding restricted share (each of which will vest), will be canceled and converted into the right to receive $63.00 in cash, without interest; and (ii) each outstanding option to purchase a share of our common stock will vest and be cancelled and converted into the right to receive an amount in cash equal to the amount by which $63.00 exceeds the exercise price of the option to purchase such share, without interest. The Merger Agreement was filed on a Form 8-K dated January 18, 2007. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.
     The transaction is expected to be completed in the third or fourth quarter of fiscal 2007, subject to the adoption of the Merger Agreement by our shareholders, the receipt of certain regulatory approvals and the satisfaction of other customary closing conditions. The Merger Agreement provides that, if the Merger Agreement is terminated under specific circumstances, we may be required to pay a $50.0 million termination fee or reimburse the buyer’s expenses up to $5.0 million. There can be no assurances that the proposed Merger will be consummated.
     We engaged an investment banking firm and legal advisors to assist in evaluating strategic alternatives prior to the execution of the Merger Agreement. Through December 31, 2006, we incurred legal fees, investment banking advisory fees, special committee board fees and other related costs of $2.8 million, none of which was paid as of December 31, 2006. If the proposed Merger is completed, the fee paid to the investment banking firm will be determined as a percentage of the consideration received in connection with the Merger. If the proposed Merger is not completed, the investment banking firm will receive a flat fee. We have incurred additional fees after December 31, 2006, and anticipate that we will incur additional fees in future periods in connection with the proposed Merger. Expenses incurred in connection with the proposed Merger are expected to be largely nondeductible for tax purposes. Our effective tax rate in the current quarter was negatively impacted by the $2.8 million of such costs expensed in the quarter. Additional nondeductible costs are expected to be incurred through the consummation of the proposed Merger and will significantly increase our effective tax rate. The proposed Merger may impact our ability to attract and retain customers, vendors, management and employees and may result in additional regulatory scrutiny and the incurrence of additional advisory fees, legal fees and other expenses.
     See “Risk Factors.”
     Lease and Purchase Option Agreements
     In January 2007, we completed a transaction involving a lease and purchase option agreement for 11 facilities in Maine with 748 skilled nursing and 220 residential care beds. The transaction was effective January 1, 2007. Under the agreement with the Sandy River Health System, we leased 11 nursing and residential care facilities for 25 years with an annual lease payment of approximately $5 million. Additionally, we paid approximately $15 million in cash in exchange for tangible operating assets and a $53 million fixed price purchase option exercisable in 2026. The transaction will be recorded as a capital lease.

     Acquisition of ElderCare Centers
     Effective November 1, 2006, we purchased a 115 bed skilled nursing facility in the State of Maryland. The purchase price of $8.0 million was financed with $6.0 million of debt from the revolving credit facility and $2.0 million of cash.
     Effective December 1, 2006, we completed a purchase of two skilled nursing facilities and four assisted living facilities in the State of West Virginia for a net purchase price of $41.2 million. The purchase was financed with $33.0 million of debt from the revolving credit facility and $8.2 million of cash.
     In connection with both acquisitions, we have made preliminary estimates of the assets purchased and liabilities assumed. The majority of the purchase prices were allocated to property and equipment. The allocation of purchase price will be completed within one year from the acquisition dates.
     Debt Extinguishment
     On November 30, 2006, we voluntarily prepaid the secured mortgage obligation of a skilled nursing facility. We paid $7.7 million to settle the outstanding debt and accrued interest.
     On December 1, 2006, we voluntarily prepaid the secured mortgage obligation of a skilled nursing facility. We paid $1.4 million to settle the outstanding debt.
     In connection with both prepayments, we recorded $0.8 million of debt extinguishment costs comprised of $0.4 million of prepayment penalties and the write-off of $0.4 million of unamortized deferred financing fees.
Recently Adopted Accounting Principle
     Effective October 1, 2006, we consolidate two partnerships in accordance with Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). We, as the general partner in these entities, may exercise considerable control over the businesses without substantive kick out rights afforded to the limited partners. One of the partnerships is a jointly owned and managed skilled nursing facility having 112 beds. The second partnership owns the real estate of a skilled nursing facility leased to GHC. At December 31, 2006, total assets and non recourse debt of the partnerships consolidated pursuant to EITF 04-5 are $8.4 million and $4.4 million, respectively. The total assets of the partnerships consolidated pursuant to EITF 04-5 principally consist of property and equipment that serves as collateral for the partnerships’ non-recourse debt and is not available to satisfy any of our other obligations. Creditors of the partnerships consolidated pursuant to EITF 04-5, including senior lenders, have no recourse against our general credit.
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
     EBITDA should be considered in addition to, not a substitute for, or superior to, GAAP financial measures.

     Reconciliation of Net Income to EBITDA

	Three months ended December 31,
(in thousands)	2006	2005

Net income	$10,722	$11,437
Add back:
Income from discontinued operations, net of taxes	(112)	(115)
Equity in net income of unconsolidated affiliates	(236)	(534)
Minority interests	489	495
Income tax expense	7,314	7,837
Interest expense	6,709	6,498
Depreciation and amortization expense	17,641	14,789

EBITDA	$42,527	$40,407

     Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005
     In the current quarter, revenues were $477.0 million, an increase of $40.1 million, or 9.2%, over the same period in the prior year. Inpatient services revenue increased by $34.2 million while external rehabilitation therapy services revenue increased by $5.2 million and external other businesses revenue increased by $0.7 million.
     The inpatient services segment revenue increase was primarily due to increased payor rates, acquisitions and improved quality mix. In the aggregate, payor rates increased by $20.4 million versus the prior year quarter with $11.4 million of such increase occurring in the Medicaid payor category. Increased acuity levels and legislated rate increases were responsible for $11.3 million of the Medicaid rate increase, which equate to a 5.5% increase, with the remaining $0.1 million net Medicaid rate increase resulting from increased net Medicaid settlements and adjustments. Medicare rates increased by $6.8 million, or 6.1% due to the October 1, 2006 upward Medicare rate adjustment of 3.1%, higher Medicare patient acuity levels and the positive impact of the Medicare program’s Resource Utilization Groups (RUGs) refinement reimbursement regulations that took effect on January 1, 2006. Increases in private pay and insurance rates of 3.7% and 2.3%, respectively, were the primary reasons for the $2.2 million remainder of the overall rate increase. Approximately $9.0 million of the overall revenue increase resulted from acquisitions, including the acquisition of two skilled nursing facilities and four assisted living facilities in the State of West Virginia effective December 1, 2006, the acquisition of a skilled nursing facility in the State of Maryland effective November 1, 2006, the consolidation of two partnerships in accordance with EITF Issue No. 04-5 effective October 1, 2006 and the step acquisition of two previously unconsolidated eldercare centers, which we previously jointly owned and managed, effective June 2006 (hereinafter collectively referred to as “acquisitions”). In the aforementioned step acquisition we purchased our joint venture partners’ ownership interest in the centers and, beginning in June 2006, we owned and consolidated 100% of the operations. Improved quality mix in the current quarter versus the same period in the prior year increased revenues by $3.9 million primarily due to a 0.8% increase in Medicare census as a percentage of our overall skilled nursing facility census versus the prior year quarter. Overall occupancy increased to 91.7% in the current quarter from 91.5% in the same period in the prior year, resulting in a $0.7 million revenue increase. Total patient days increased 46,703 to 1,796,725 in the current year quarter compared to 1,750,022 in the same period of the prior year. Of the total increase in patient days, 38,579 days was attributed to acquisitions with the 8,124 patient day balance of the increase attributed to occupancy growth at our same facility centers which were included in both reporting periods. Remaining net revenue increases of $0.2 million were primarily due to increased other revenues.
     The $5.2 million increase in external rehabilitation therapy services revenue resulted from net increased business volume of $4.6 million from new and existing contracts and $0.6 million of pricing increases.
     The $0.7 million increase in other business revenue was primarily the net result of $0.8 million and $0.3 million of increased external business volume in our respiratory health services and physicians services businesses, respectively, partially offset by $0.4 million of decreased fees for management of independent external healthcare facilities.

     For the current year quarter, net income decreased to $10.7 million from $11.4 million in the same period in the prior year. The decrease in net income resulted from revenue increases of $40.1 million, as previously discussed, being offset by $19.0 million of increased salaries, wages and benefits, $8.8 million of increased other operating expenses and increases in other expense categories further discussed below. The $19.0 million of increased salaries, wages and benefits was due to $4.2 million from acquisitions with the remaining $14.8 million due to normal inflationary growth in wages and benefits in both our inpatient services segment and rehabilitation therapy services segment, increased occupancy within our inpatient segment and increased rehabilitation therapy services business volume. Of the $8.8 million increase in other operating expenses $1.7 million was due to increased provider assessment taxes, $1.3 million was attributed to an increase in pharmacy, medical supply and other ancillary costs incurred to treat a higher acuity patient population, $2.8 million was due to acquisitions and $0.6 million was due to increased utilization of temporary agencies by our rehabilitation services business to meet the demands of increased business volume. The balance of the increase in other operating expenses of approximately $2.4 million was largely attributed to normal inflationary increases in cost. The provision for losses on accounts and notes receivable increased by $2.1 million as compared with the same period in the prior year due to a slight deterioration in our accounts receivable aging. General and administrative costs increased by $5.1 million due to $1.2 million of incremental stock-based compensation with the remaining $3.9 million increase primarily due to increased payroll costs resulting from wage inflation, higher levels of cash incentive compensation expenses and additional resources to support multiple operational and system improvements. Net income was further reduced by a loss on early extinguishment of debt, transaction costs on the proposed Merger and increased interest expense and depreciation and amortization expense, as further discussed below. Net income increased due to lower income tax expense and higher investment income, each of which is further discussed below.
     For the current quarter, EBITDA increased $2.1 million to $42.5 million compared with $40.4 million in the same period of the prior year. Inpatient services EBITDA increased $8.8 million, of which $2.1 million was due to acquisitions and $25.2 million was due to increased revenues, net of acquisitions, as discussed above. The preceding were partially offset by $6.9 million of increased salaries wages and benefits, net of acquisitions, resulting from both normal inflationary growth and increased occupancy and $11.6 million of other expense increases, net of acquisitions, resulting from increased ancillary costs incurred to treat a higher acuity patient population, increased provision for losses on accounts and notes receivable, increased provider assessment taxes, increased insurance costs and inflationary increases in cost. The rehabilitation services segment combined external and intersegment revenues increased by $9.6 million, while EBITDA as a percentage of combined external and intersegment revenues (EBITDA margin) increased to 8.3% of revenues in the current quarter from 8.1% in the same period in the prior year. Consequently EBITDA of the rehabilitation services segment increased by $0.9 million in total, of which $0.1 million was due to margin expansion with the remaining $0.8 million of increased EBITDA generated by increased revenues. The margin expansion of $0.1 million primarily resulted from increased therapist productivity and pricing increases, partially offset by increased rates for both internal wages and temporary agencies. The increase in rates for both internal wages and temporary agencies was primarily driven by high market demand for a limited pool of qualified therapists. Transaction costs on the proposed Merger reduced EBITDA by $2.8 million versus the same period in the prior year as the result of costs recognized relating to the Merger Agreement. Loss on early extinguishment of debt in the current quarter reduced EBITDA by $0.8 million from the write-off of deferred financing fees, prepayment penalties and other costs related to the repayment of $9.1 million of secured mortgage obligations. The remaining decrease in EBITDA of $4.0 million in all other services and corporate costs was principally due to $1.2 million of incremental stock-based compensation with the balance of the decline primarily resulting from increased payroll costs from wage inflation, increased cash incentive compensation expenses and additional costs to support our operational improvement and system initiatives.
     Capital Costs and Other
     Depreciation and amortization expense increased by $2.8 million to $17.6 million in the current quarter compared to $14.8 million for the same period in the prior year. Acquisitions were responsible for $0.3 million of the increase, with the balance of the increase primarily resulting from additional depreciation expense on incremental capital additions.
     Interest expense increased by $0.2 million in the current quarter to $6.7 million, compared to $6.5 million for the same period in the prior year primarily due to increased debt levels resulting from acquisitions.

     Investment income increased by $0.6 million in the current quarter to $2.5 million compared to the same period in the prior year. Investment income was increased by $0.2 million of higher investment earnings on assets held in our rabbi trust, with the balance of the increase resulting from overall higher interest income on cash and short-term investments.
     Our effective tax rate approximated 40.8% for the quarter ended December 31, 2006. The rate was adversely impacted by certain nondeductible transaction costs and favorably impacted by the retroactive restoration of certain jobs-related tax credits for post 2005 new hires. Income tax expense in the prior year quarter was estimated using an effective tax rate of approximately 41%. Income tax expense includes the provision of taxes on both equity in net income of unconsolidated affiliates and minority interests.
Liquidity and Capital Resources
     Working Capital and Cash Flows
     Reference to our unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows will facilitate an understanding of the discussion that follows. Also, see “Risk Factors.”
     Our primary source of cash inflows comes from government funded programs, principally Medicaid and Medicare. Our operating cash flow is used to finance trade accounts receivable, fund capital expenditures, service and repurchase our indebtedness and repurchase our common stock, and make selective acquisitions. Financing trade accounts receivable is necessary because, on average, the customers and payors for our services do not pay us as quickly as we pay our vendors and employees for their services. Our cash flow from operations for the three months ended December 31, 2006 and 2005 were $42.5 million and $19.6 million, respectively. The $22.9 million increase in cash flow from operations in the three months ended December 31, 2006 primarily resulted from the timing of payments to vendors and employees.
     Our investing activities principally consist of capital expenditures and asset acquisitions. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in computer hardware and software. Capital expenditures were $27.1 million and $32.0 million for the three months ended December 31, 2006 and 2005, respectively. For fiscal 2007, capital expenditures are anticipated to be within the range of $75.0 million to $85.0 million. Investing activities for the three months ended December 31, 2006 included $49.6 million of net cash used to purchase four assisted living and three skilled nursing facilities. Investing activities for the three months ended December 31, 2005 included $4.1 million of cash used to fund into escrow a purchase of our joint venture partners’ interest in three skilled nursing facilities and $0.9 million to purchase two tracts of land. We do not expect to receive significant cash proceeds from asset sales in fiscal 2007. Investing activities for the three months ended December 31, 2006 also included $8.8 million of net sales of restricted cash and marketable securities held by our wholly owned insurance captive compared to $4.5 million of net purchases of restricted cash and marketable securities for the three months ended December 31, 2005.
     Cash flows from financing activities were a net source of cash of $22.3 million and a net use of cash of $11.8 million for the three months ended December 31, 2006 and 2005, respectively. Cash flow provided by financing activities for the three months ended December 31, 2006 includes $33.0 million of revolving credit facility borrowings used to finance acquisitions; offset by debt repayments of $10.5 million, including the early extinguishment of two facility mortgage loans. Cash flow used in financing activities for the three months ended December 31, 2005 is principally attributed to the repurchase of $10.7 million of our common stock into treasury and the scheduled repayment of $1.5 million of debt.
     In January 2007, we completed a transaction involving a lease and purchase option agreement for 11 facilities in Maine with 748 skilled nursing and 220 residential care beds. The transaction is effective January 1, 2007. Under the agreement with the Sandy River Health System, we will lease 11 nursing and residential care facilities for 25 years with an annual lease payment of approximately $5 million. Additionally, we paid approximately $15 million in cash in exchange for tangible operating assets and a $53 million fixed price purchase option exercisable in 2026. The transaction will be recorded as a capital lease.

     The Merger Agreement places restrictions on our ability, without the prior written consent of affiliates of Formation Capital LLC and JER Partners, to engage in certain investing and financing activities, including, but not limited to, our ability to:
•	merge or consolidate us or any of our subsidiaries with an unrelated third party;

•	sell, lease or otherwise dispose of a material amount of assets or securities, subject to certain exceptions;

•	make any material business acquisitions, other than those expressly provided for in the Merger Agreement, if the aggregate amount of the consideration paid or transferred by us and our subsidiaries in connection with all such transactions would exceed $20 million;

•	repay or incur indebtedness outside of the ordinary course of business that is in excess of $5.0 million in the aggregate;

•	make, outside of the ordinary course of business, any material loans, advances or capital contributions to, or investments in, any other person in excess of $2.5 million in the aggregate, subject to certain exceptions;

•	authorize any capital expenditures other than expenditures provided for in our budget for fiscal year 2007 or in connection with the repair or replacement of facilities destroyed or damaged due to casualty or accident;

•	pledge or otherwise encumber shares of capital stock or other voting securities of us or our subsidiaries, other than in the ordinary course of business; and

•	enter into, renew, extend, amend, transfer, terminate or waive any provision or right with respect to any material contract.
     We believe that the net cash provided by our operating activities, supplemented as necessary with cash reserves and borrowings available under our revolving credit facility, will provide sufficient resources to meet our working capital requirements, debt service and other liquidity needs over the next 12 months. At December 31, 2006, $76.0 million was available under our $125.0 million revolving credit facility after giving effect to $10.0 million in outstanding letters of credit issued under the revolving credit facility and $39.0 million borrowed to finance the acquisition of seven facilities.
     At December 31, 2006, we had restricted cash equivalents and restricted investments in marketable securities of $98.2 million, which are held by Liberty Health Corporation (LHC), our wholly owned captive insurance subsidiary incorporated under the laws of Bermuda. The cash equivalents and investments held by LHC are restricted by statutory capital requirements in Bermuda. As a result of such restrictions and encumbrances, we and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends.
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
     We have extended $3.9 million in working capital lines of credit to certain jointly owned and managed companies, of which $2.1 million were unused at December 31, 2006. In addition, we have agreed to extend credit for working capital needs of a nursing center managed by us. Under that arrangement, the property’s owner is responsible for funding working capital needs up to $0.9 million, and we would be required to cover deficits in excess of that limit. To date, we have not had to perform under that agreement. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.
     As of December 31, 2006, we posted $10.0 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on our consolidated balance sheet unless they are probable of being utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.
Income Taxes
     As of December 31, 2006, we had net operating loss carryforwards available of $76.0 million, which we believe can be utilized to offset future taxable income subject to an annual limitation of $33.1 million. The net operating loss carryforwards serve to reduce the amount of cash payments we make for income tax obligations. We regularly assess our ability to realize the tax benefit from our net operating loss carryforwards.
Critical Accounting Policies
     We consider an accounting policy to be critical if it is important to our financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. Our critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions that require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. Our senior management has reviewed these critical accounting policies and estimates with our audit committee. We believe that the following represents our critical accounting policies, which are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as amended by Amendment No. 1 on Form 10-K/A dated January 29, 2007:
•	Allowance for Doubtful Accounts;

•	Loss Reserves for Certain Self-Insured Programs;

•	Revenue Recognition / Contractual Allowances; and

•	Long-Lived Asset Impairments.
     During the three months ended December 31, 2006, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.
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

     Accounting for Misstatements
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 (SAB 108) which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires companies to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Upon initial adoption, if the effect of the misstatement is determined to be material, SAB 108 allows companies to record that effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 is effective for the first fiscal year ending after November 15, 2006. We will adopt the provisions of SAB 108 during our fourth quarter ending September 30, 2007 and we are currently assessing the impact of SAB 108 on our consolidated financial statements.
     Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements. We are required to adopt SFAS 157 effective October 1, 2008. We are evaluating the impact this statement will have on our consolidated financial statements.
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
     At December 31, 2006, we had $7.7 million of debt with recourse to us subject to variable rates of interest. A one percent change in the rate of interest would result in a change to our interest expense of $0.1 million annually.
     At December 31, 2006, we had $16.7 million of non-recourse debt subject to variable rates of interest held by three of our consolidated partnerships. A one percent change in the rate of interest would result in a change to our interest expense of $0.2 million annually.
     At December 31, 2006, we had $81.7 million of cash and equivalents, including restricted cash and equivalents, that were affected by market rates of interest. A one percent change in the rate of interest would result in a change in interest income of $0.8 million annually.
     At December 31, 2006, we held $11.5 million of restricted investments in marketable securities that were affected by market rates of interest. A one percent change in the rate of interest would result in a change in interest income of $0.1 million annually.

ITEM 4: Controls and Procedures
     (a) Effectiveness of disclosure controls and procedures.
     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2006. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
     Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.
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
     NeighborCare, Inc., our former parent, is the defendant in an action brought by former investors in NeighborCare, Inc. on January 27, 2004 in the Supreme Court of New York, County of New York. The plaintiffs collectively held over $205.0 million in subordinated debentures prior to the filing by NeighborCare, Inc. and substantially all of our subsidiaries of a Chapter 11 bankruptcy petition in 2000. The claim alleges fraud and grossly negligent misrepresentation by defendants NeighborCare, Inc., Goldman Sachs & Co., Mellon Bank, N.A., Highland Capital Management, LP, and George V. Hager, Jr., our Chief Executive Officer (and former Chief Financial Officer of NeighborCare, Inc. prior to the spin-off), in connection with the Bankruptcy Court’s approval of the plan of reorganization confirmed by the Bankruptcy Court in 2001 which canceled the subordinated debentures. The plaintiffs seek to recover $200.0 million plus interest costs and fees. The action was removed to the United States Bankruptcy Court for the District of Delaware. In July 2004, we received notice from NeighborCare, Inc. indicating that it believes we are responsible for 50% of the legal fees related to this matter. In addition, Mellon Bank, N.A. has asserted a claim against NeighborCare, Inc. for indemnification for expenses and damages related to the former investors’ claim. On March 28, 2005, the Bankruptcy Court ruled that NeighborCare, Inc. would be obligated to reimburse Mellon Bank, N.A. for expenses and damages relating to the claim, other than any expenses or damages determined by the Bankruptcy Court to have resulted from Mellon Bank’s gross negligence or willful misconduct. On April 27, 2005 the Bankruptcy Court dismissed the plaintiff’s complaint against all named defendants. Plaintiff appealed the Bankruptcy Court’s decision. Thereafter, the United States District Court for the District of Delaware affirmed the dismissal as to NeighborCare, but reversed the dismissal as to all other defendants, and remanded the matter to the Bankruptcy Court. On remand, the Bankruptcy Court again dismissed more than half of the counts alleged in the complaint against the non-NeighborCare defendants, but denied the motion to dismiss as to certain other counts alleged in the complaint. The defendants have sought leave to appeal the denial of the motion to dismiss the remaining counts, and that motion is currently pending. While we have advanced NeighborCare, Inc. 50% of the deductible under the insurance policy related to the former investors’ claim, we have not made a determination with respect to our ultimate liability, if any, relative to this case. Management believes that the ultimate outcome of this matter will not have a material adverse impact on our financial condition, results or operations or cash flows.
ITEM 1A: Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2006, as amended by Amendment No. 1 on Form 10-K/A dated January 29, 2007, which could materially affect our business, financial condition or future results. With exception to the supplemental risk factors set forth below, the risk factors contained in our Annual Report on Form 10-K, as amended, have not materially changed. The risks described in our Annual Report on Form 10-K, as amended, and the risks set forth below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Risks Associated with the Proposed Merger
Prior to completion of the proposed Merger and if the Merger is not completed, there may be a negative impact on our ongoing business.
     If the Merger Agreement is not adopted by our shareholders or if the proposed Merger is not completed for any other reason, we will remain an independent public company and our common stock will continue to be listed and traded publicly. If the proposed Merger is not completed, we may suffer negative financial ramifications. The Merger Agreement provides that, if the Merger Agreement is terminated under specific circumstances, we may be required to pay a $50 million termination fee or reimburse the buyer’s expenses up to $5.0 million.
     In addition, our management’s attention from our day-to-day operations may be diverted, we may lose key employees, our relationships with vendors may be disrupted, we may experience negative publicity and the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed Merger will be completed. As a result, our business, prospects, results of operations or stock price could be adversely impacted.

If we complete the proposed Merger and the related transactions, we will be a highly leveraged company and our substantial leverage could adversely affect our operations.
     Although the debt and lease arrangements that will be in place if we complete the proposed Merger have not been finalized, we expect that we will be a highly leveraged company if we complete the proposed Merger. Our high degree of leverage could have important consequences, including:
•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of debt service, including lease expense, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings may be at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to competitors who are less highly leveraged.
     We and our subsidiaries may have the ability to enter into additional leases or incur additional indebtedness in the future, subject to any restrictions contained in the agreements governing our leases and indebtedness. If new leases and indebtedness are added to our anticipated post-closing obligations, the related risks could intensify.
Our capital structure and lease and indebtedness agreements after the proposed Merger are uncertain and may contain restrictions that will limit our flexibility in operating our business.
     We have been advised by affiliates of Formation Capital LLC and JER Partners that they have not made any definitive decision regarding our capital structure following the consummation of the proposed Merger. Accordingly, we cannot state with certainty what our capital structure will look like following the proposed Merger, if consummated. We expect that the agreements governing our leases and indebtedness will contain various covenants that will limit our ability to engage in specified types of transactions. We expect that these covenants will limit our and our subsidiaries’ ability to, among other things:
•	incur additional indebtedness, enter into additional leases or issue equity securities;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.
     In addition, we expect that our leases and indebtedness will require us to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants could result in a default with respect to such agreements. Upon our failure to maintain compliance with these covenants, the lessors or lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable and terminate all commitments to extend further credit under such facility.
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds – None
ITEM 3: Defaults Upon Senior Securities – None
ITEM 4: Submission of Matters to a Vote of Security Holders – None
ITEM 5: Other Information - None
ITEM 6: Exhibits
          (a) Exhibits
31.1	Certification of George V. Hager, Jr., Chief Executive Officer, of the Company dated February 9, 2007 pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of James V. McKeon, Chief Financial Officer, of the Company dated February 9, 2007 pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of George V. Hager, Jr., Chief Executive Officer, of the Company dated February 9, 2007 pursuant to 18 U.S.C. Section 1350.

32.2	Certification of James V. McKeon, Chief Financial Officer, of the Company dated February 9, 2007 pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesis HealthCare Corporation

Date: February 9, 2007	/s/ James V. McKeon

James V. McKeon,
Chief Financial Officer

Date: February 9, 2007	/s/ George V. Hager, Jr.

George V. Hager, Jr.,
Chief Executive Officer and Chairman of the Board