Form 10-Q
period 2007-03-31
GENESIS HEALTHCARE CORP
filed 2007-05-10
CIK 1236736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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
YES ☐      NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS.
     As of May 1, 2007: 19,852,942 shares of the registrant’s common stock were outstanding, including 131,511 shares currently held in escrow to be issued in connection with a joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

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
     In addition to the factors identified herein under Part II — Item 1A – “Risk Factors”, factors that could cause actual results to differ materially include, but are not limited to, the following, certain of which are discussed more fully in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as amended by Amendment No. 1 on Form 10-K/A dated January 29, 2007:
•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid, including those described herein, or the implementation of other measures to reduce the reimbursement for our services;

•	the expiration of enactments providing for additional governmental funding;

•	the impact of federal and state regulations;

•	changes in case mix, payor mix and payment methodologies;

•	competition in our businesses;

•	the capital intensive nature of our inpatient services segment and the need for extensive capital expenditures in order to modernize and improve our physical infrastructure;

•	an increase in insurance costs and potential liability for losses not covered by, or in excess of, our insurance;

•	competition for, and availability of, qualified staff in the healthcare industry, and risks of potential labor strikes;

•	our ability to control operating costs and generate sufficient cash flow to meet operational and financial requirements;

•	our ability, and the ability of our subsidiary guarantors, to fulfill debt obligations;

•	the economic condition of, or changes in, the laws affecting our business in those markets in which we operate;

•	our ability to realize tax benefits relating to our estimated net operating loss carryforwards;

•	the increasing cost of being a publicly owned company and our ability to provide reasonable assurance of the effectiveness of internal control over financial reporting;

•	the impact of new accounting pronouncements;

•	the impact of implementing new information systems;

•	the impact of acquisitions on our operations and finances, and our ability to integrate acquired businesses;

•	the ability to implement and achieve certain performance improvement objectives in our rehabilitation therapy services segment;

•	federal income tax liabilities and indemnification obligations related to the spin-off;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;

•	the outcome of any legal proceedings that have been or may be instituted against us and others relating to the Merger Agreement;

•	the inability to complete the proposed merger due to the failure to obtain shareholder approval or regulatory approvals or the failure to satisfy other conditions to consummate the proposed merger;

•	the failure to obtain the necessary debt or equity financing set forth in commitment letters received by FC-GEN Acquisition, Inc. in connection with the Merger Agreement;

•	the failure of the proposed merger to be completed for any other reason;

•	the risk that the proposed merger disrupts current plans and operations and/or results in difficulties in employee retention;

•	the effect of the announcement of the proposed merger on our client and customer relationships, operating results and business generally;

•	the amount of the costs, fees, expenses and charges related to the proposed merger;

•	the timing of the completion of the proposed merger or the impact of the proposed merger on our capital resources, profitability, cash requirements, management resources and liquidity; and

•	acts of God or public authorities, war, civil unrest, terrorism, fire, floods, earthquakes and other matters beyond our control.
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

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements
GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND SEPTEMBER 30, 2006
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2007	September 30, 2006

Assets:
Current assets:
Cash and equivalents	$33,092	$74,819
Current portion of restricted cash and investments in marketable securities	31,044	35,160
Accounts receivable, net of allowances for doubtful accounts of $29,683 and $25,685, at March 31, 2007 and September 30, 2006, respectively	253,164	226,689
Prepaid expenses and other current assets	47,618	48,583
Current portion of deferred income taxes	39,704	45,206

Total current assets	404,622	430,457

Property and equipment, net of accumulated depreciation of $274,231 and $234,928, at March 31, 2007 and September 30, 2006, respectively	997,365	873,164
Assets held for sale	3,911	3,911
Restricted cash and investments in marketable securities	62,293	64,819
Deferred income taxes	8,105	5,830
Other long-term assets	96,023	94,349

Total assets	$1,572,319	$1,472,530

Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long-term debt	$15,009	$4,829
Accounts payable and other accrued expenses	192,465	162,978
Current portion of self-insurance liability reserves	36,554	40,455

Total current liabilities	244,028	208,262

Long-term debt	460,239	440,005
Self-insurance liability reserves	77,946	70,682
Other long-term liabilities	66,954	53,107
Commitments and contingencies
Shareholders’ equity:
Common stock — par $0.01, 45,000,000 shares authorized at March 31, 2007 and September 30, 2006, 20,888,250 and 20,736,223 shares issued at March 31, 2007 and September 30, 2006, respectively	209	207
Additional paid-in capital	653,406	645,278
Retained earnings	117,629	101,546
Accumulated other comprehensive income (loss)	73	(65)
Treasury stock at cost, 1,075,745 shares at March 31, 2007 and September 30, 2006	(42,787)	(42,787)
Common stock held in deferred compensation plan at cost, 286,337 and 236,227 shares at March 31, 2007 and September 30, 2006, respectively	(12,262)	(9,714)
Deferred compensation liability	6,884	6,009

Total shareholders’ equity	723,152	700,474

Total liabilities and shareholders’ equity	$1,572,319	$1,472,530

See accompanying notes to unaudited condensed consolidated financial statements.

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended
	March 31, 2007	March 31, 2006

Net revenues	$496,070	$436,265
Salaries, wages and benefits	302,998	267,717
Other operating expenses	108,969	95,799
General and administrative costs	33,955	29,611
Provision for losses on accounts receivable and notes receivable	4,939	3,928
Loss on early extinguishment of debt	—	188
Transaction costs of proposed merger	5,196	—
Lease expense	5,540	5,620
Depreciation and amortization expense	18,508	15,530
Interest expense	7,679	6,357
Investment income	(2,834)	(2,237)

Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	11,120	13,752
Income tax expense	4,933	5,579

Income before equity in net income of unconsolidated affiliates and minority interests	6,187	8,173
Equity in net income of unconsolidated affiliates	179	435
Minority interests	(552)	(323)

Income from continuing operations	5,814	8,285
Loss from discontinued operations, net of taxes	(453)	(217)

Net income	$5,361	$8,068

Per common share data:
Basic:
Income from continuing operations	$0.30	$0.43
Loss from discontinued operations	(0.02)	(0.01)
Net income	$0.27	$0.42
Weighted average shares	19,495,676	19,234,656

Diluted:
Income from continuing operations	$0.29	$0.43
Loss from discontinued operations	(0.02)	(0.01)
Net income	$0.26	$0.42
Weighted average shares	20,246,698	19,434,096
See accompanying notes to unaudited condensed consolidated financial statements.

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Six months ended
	March 31, 2007	March 31, 2006

Net revenues	$972,043	$871,871
Salaries, wages and benefits	590,126	535,727
Other operating expenses	212,959	190,963
General and administrative costs	64,698	55,276
Provision for losses on accounts receivable and notes receivable	10,020	6,864
Loss on early extinguishment of debt	766	188
Transaction costs of proposed merger	7,985	—
Lease expense	11,004	11,086
Depreciation and amortization expense	36,128	30,269
Interest expense	14,388	12,855
Investment income	(5,398)	(4,176)

Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	29,367	32,819
Income tax expense	12,275	13,394

Income before equity in net income of unconsolidated affiliates and minority interests	17,092	19,425
Equity in net income of unconsolidated affiliates	415	969
Minority interests	(1,041)	(818)

Income from continuing operations	16,466	19,576
Loss from discontinued operations, net of taxes	(383)	(71)

Net income	$16,083	$19,505

Per common share data:
Basic:
Income from continuing operations	$0.85	$1.01
Loss from discontinued operations	(0.02)	(0.00)
Net income	$0.83	$1.01
Weighted average shares	19,472,439	19,349,678

Diluted:
Income from continuing operations	$0.83	$1.00
Loss from discontinued operations	(0.02)	(0.00)
Net income	$0.81	$1.00
Weighted average shares	19,836,027	19,599,131
See accompanying notes to unaudited condensed consolidated financial statements.

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(IN THOUSANDS)

	Six months ended
	March 31, 2007	March 31, 2006

Cash flows from operating activities:
Net income	$16,083	$19,505
Net charges included in operations not requiring funds	63,918	52,363
Changes in assets and liabilities:
Accounts receivable	(35,842)	(29,739)
Accounts payable and other accrued expenses	38,917	(20)
Other, net	1,261	5,900

Total adjustments	68,254	28,504

Net cash provided by operating activities	84,337	48,009

Cash flows from investing activities:
Capital expenditures	(53,157)	(53,962)
Net proceeds on maturity or sale of restricted marketable securities	13,904	475
Net change in restricted cash and equivalents	(7,088)	(621)
Purchase of eldercare centers	(68,716)	(4,823)
Consolidation of partnerships	2,324	—
Other, net	(164)	6,828

Net cash used in investing activities	(112,897)	(52,103)

Cash flows from financing activities:
Repayment of long-term debt	(13,991)	(5,212)
Debt prepayment premium	(383)	(130)
Purchase of common stock for treasury	—	(10,691)
Proceeds from exercise of stock options	767	1,108
Other, net	440	312

Net cash used in financing activities	(13,167)	(14,613)

Net decrease in cash and equivalents	$(41,727)	$(18,707)
Cash and equivalents:
Beginning of period	74,819	107,350

End of period	$33,092	$88,643

Supplemental disclosure of cash flow information:
Interest paid	$14,374	$12,607
Taxes paid	3,066	4,491
Non-cash financing activities:
Capital leases	$40,013	$—
Assumption of debt	4,375	—
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
     GHC provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. At March 31, 2007, GHC had 220 owned, leased, managed and jointly owned eldercare centers with 26,705 beds. Revenues of GHC’s owned, leased and otherwise consolidated centers constitute approximately 90% of GHC’s revenues, and are presented in GHC’s segment information as inpatient services revenues. Management fees earned from unconsolidated eldercare centers that are managed by GHC are included in all other revenues presented in GHC’s segment information. See note 9 — “Segment Information.”
     GHC provides an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy, as well as therapy program management services. These services are provided by approximately 5,400 licensed rehabilitation therapists and assistants employed or contracted at substantially all of the eldercare centers operated by GHC, as well as by contract to healthcare facilities operated by others and through any one of GHC’s 13 certified outpatient rehabilitation agencies. After the elimination of intercompany revenues, the rehabilitation therapy services segment constitutes approximately 8% of GHC’s revenues.
     GHC also provides an array of other complementary services, including respiratory health services, physician services, hospitality services, staffing services and other healthcare related services.
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles which requires the use of management’s estimates. In the opinion of management, the unaudited condensed consolidated financial statements for the periods presented include all necessary adjustments for a fair presentation of the financial position and results of operations for the periods presented and all such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to current period presentation, the effect of which was not material.
     Principles of Consolidation and Variable Interest Entities
     The accompanying unaudited condensed consolidated financial statements include the accounts of GHC, its wholly owned subsidiaries, its consolidated variable interest entities (VIEs) and certain other consolidated partnerships, as discussed further below. All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented.
     GHC’s investments in VIEs in which it is the primary beneficiary are consolidated, while investments in VIEs in which it is not the primary beneficiary are accounted for under other accounting principles. Investments in and the operating results of 20% to 50% owned companies, which are not VIEs, are included in the consolidated financial statements using the equity method of accounting.
     In total, at March 31, 2007 and September 30, 2006, GHC has consolidated five VIEs. At March 31, 2007, total assets and non-recourse debt of the consolidated VIEs were $47.0 million and $39.4 million, respectively; and at September 30, 2006, total assets and non-recourse debt of the consolidated VIEs were $47.4 million and $40.0 million, respectively. The total assets of the VIEs principally consist of property and equipment that serves as collateral for the VIEs’ debt and is not available to satisfy any of GHC’s other obligations. Creditors of the VIEs, including senior lenders, have no recourse against the general credit of GHC. The consolidated VIEs own and operate skilled nursing and assisted living facilities having 615 beds. GHC’s ownership interests in the consolidated VIEs range from 25% to 50% and GHC manages the day-to-day operations of the consolidated VIEs under management agreements. GHC’s involvement with the VIEs began in years prior to 2000.
     Separate from the five VIEs previously described, at March 31, 2007, GHC is not the primary beneficiary of one VIE and, therefore, that VIE is not consolidated into its financial statements. At March 31, 2007, total assets and debt of the unconsolidated VIE were $15.4 million and $13.2 million, respectively. The unconsolidated VIE owns and operates a skilled nursing facility having 224 beds. GHC’s ownership interests in the unconsolidated VIE is 33.3% and GHC manages the day-to-day operations of the unconsolidated VIE under a management agreement. GHC’s involvement with the unconsolidated VIE began in 1990. At March 31, 2007, GHC’s maximum exposure to loss associated with this unconsolidated VIE approximates the aggregate carrying-value of its equity method investment of $0.3 million.
     Effective October 1, 2006, GHC consolidates two partnerships in accordance with Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). GHC, as the general partner in these entities, may exercise considerable control over the businesses without substantive kick out rights afforded to the limited partners. One of the partnerships is a jointly owned and managed skilled nursing facility having 112 beds. The second partnership owns the real estate of a skilled nursing facility leased to GHC. At March 31, 2007, total assets and non recourse debt of the partnerships consolidated pursuant to EITF 04-5 were $7.7 million and $4.3 million, respectively. The total assets of the partnerships consolidated pursuant to EITF 04-5 principally consist of property and equipment that serves as collateral for the partnerships’ non-recourse debt and is not available to satisfy any of GHC’s other obligations. Creditors of the partnerships consolidated pursuant to EITF 04-5, including senior lenders, have no recourse against the general credit of GHC.
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
     Use of Estimates
     GHC has made a number of estimates relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Some of the more significant estimates impact the valuation of accounts receivable, long-lived assets and loss reserves for self-insured programs. It is at least reasonably possible that GHC will revise its estimates significantly in the near term and the change may be material if a different estimate were used in preparing its unaudited condensed consolidated financial statements. Any subsequent differences arising are recorded in the period in which they are determined.
(3) Significant Transactions and Events
     Proposed Merger
     On January 15, 2007, GHC and affiliates of Formation Capital, LLC and JER Partners (Formation / JER) entered into a Merger Agreement (the proposed merger). The Merger Agreement initially provided that, subject to the terms and conditions of the Merger Agreement, at the completion of the proposed merger, (i) each outstanding share of GHC common stock issued and outstanding immediately prior to the effective time of the merger, and each outstanding restricted share (each of which will vest), will be canceled and converted into the right to receive $63.00 in cash, without interest; and (ii) each outstanding option to purchase a share of GHC common stock will vest and be cancelled and converted into the right to receive an amount in cash equal to the amount by which $63.00 exceeds the exercise price of the option to purchase such share, without interest.
     See note 14 – “Subsequent Events – Proposed Merger Developments.”
     GHC engaged an investment banking firm and legal advisors to assist in evaluating strategic alternatives prior to and in connection with the execution of the Merger Agreement, amendments to the Merger Agreement and all proposals to acquire GHC. Through March 31, 2007, GHC incurred legal fees, investment banking advisory fees, special committee board fees and other related costs of $8.0 million, $4.7 million of which was paid as of March 31, 2007. If the proposed merger is completed, the fee paid to the investment banking firm will be determined as a percentage of the consideration received in connection with the proposed merger. If the proposed merger is not completed, the investment banking firm will receive a flat fee. GHC has incurred additional fees after March 31, 2007, and anticipates that it will incur additional fees in future periods in connection with the proposed merger. Expenses incurred in connection with the proposed merger are expected to be largely nondeductible for tax purposes. GHC’s effective tax rate in the current year was negatively impacted by certain of the costs expensed to date. Additional nondeductible costs are expected to be incurred through the consummation of the proposed merger and will significantly increase GHC’s effective tax rate.
     On March 29, 2007, GHC was served a complaint filed by Drumm Investors, LLC (Drumm) in the Court of Common Pleas of Chester County, Pennsylvania. Drumm is affiliated with Fillmore Capital Partners, LLC. The complaint generally alleges that GHC breached purported commitments made to Drumm in connection with the process that resulted in the proposed sale of GHC to Formation / JER. The complaint asserts claims for breach of contract, promissory estoppel, unjust enrichment and misappropriation of proprietary information. The complaint seeks alleged compensatory damages in an unspecified amount. The complaint also seeks alleged punitive damages, interest, costs, expenses, attorneys’ fees, and other unspecified relief. GHC has reviewed the allegations contained in the complaint and believes the lawsuit is without merit. GHC intends to defend virgorously itself against the claims.
     GHC currently expects the proposed merger to be completed in the third quarter of fiscal 2007, subject to the adoption of the amended Merger Agreement by GHC shareholders, the receipt of certain regulatory approvals and the satisfaction of other customary closing conditions. On February 14, 2007, GHC received notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
     The proposed merger may impact GHC’s ability to attract and retain customers, vendors, management and employees and may result in additional regulatory scrutiny and the incurrence of additional advisory fees, legal fees and other expenses. There can be no assurances made or given that the proposed merger will be consummated.
     Matters Related to the Proposed Merger
     The following transactions occurred in contemplation of the proposed merger.
     On January 12, 2007, the Compensation Committee of the Board of Directors adopted a bonus program providing for up to an aggregate of $1 million in bonus payments to GHC employees (other than the Chief Executive Officer) and in amounts designated in the discretion of the Compensation Committee in consultation with the Chief Executive Officer. The amounts become payable on or as soon as reasonably practicable following the closing of the proposed merger and are contingent upon the participant’s remaining employed by GHC or one of its subsidiaries through the date of the closing of the proposed merger.

     On January 15, 2007, GHC amended the Rights Agreement, dated as of November 18, 2003, between GHC and StockTrans, Inc., which governs its preferred share purchase rights. The amendment provides that (i) no Distribution Date (as defined in the Rights Agreement) will occur as a result of the execution of the Merger Agreement, (ii) neither FC-GEN nor any of its affiliates will become an Acquiring Person (as defined in the Rights Agreement) as a result of the execution of the Merger Agreement and (iii) the Rights will expire immediately prior to the completion of the proposed merger.
     GHC entered into amendments, dated January 30, 2007, to the employment agreements of 11 of its senior executives. Among other things as defined in the employment agreements, the amendments (i) establish a two year term and automatically extend the term for two years following a change of control and (ii) entitle the executives to an additional lump-sum cash payment equal to the sum of the executive’s average base salary and average assumed cash incentive compensation if the employment agreement is terminated under certain circumstances. In addition, the employment agreements were amended to reflect the executives’ current position, work location and base salary.
     Lease and Purchase Option Agreements
     In January 2007, GHC completed a transaction involving a lease and purchase option agreement for 11 facilities in Maine with 748 skilled nursing and 220 residential care beds. The transaction was effective January 1, 2007. Under the agreement with the Sandy River Health System, GHC leases 11 nursing and residential care facilities for 25 years with an annual lease payment of approximately $5 million. Additionally, GHC paid approximately $16.5 million in cash in exchange for tangible operating assets and has entered into a $53 million fixed price purchase option exercisable in 2026. The transaction was recorded as a capital lease resulting in $40.0 million of capital lease obligations and added $56.4 million of property and equipment.
     Acquisition of ElderCare Centers
     Effective November 1, 2006, GHC purchased a 115 bed skilled nursing facility in Maryland. The purchase price of $8.0 million was financed with $6.0 million of debt from the revolving credit facility and $2.0 million of cash.
     Effective December 1, 2006, GHC completed a purchase of two skilled nursing facilities and four assisted living facilities in West Virginia for a net purchase price of $41.2 million. The purchase was financed with $33.0 million of debt from the revolving credit facility, which was subsequently repaid, and $8.2 million of cash.
     In connection with both acquisitions, the Company has made preliminary estimates of the assets purchased and liabilities assumed. The majority of the purchase prices were allocated to property and equipment. The allocation of purchase price will be completed within one year of the acquisition dates.
     Debt Extinguishment
     On November 30, 2006, GHC voluntarily prepaid the secured mortgage obligation of a skilled nursing facility. GHC paid $7.7 million to settle the outstanding debt and accrued interest.
     On December 1, 2006, GHC voluntarily prepaid the secured mortgage obligation of a skilled nursing facility. GHC paid $1.4 million to settle the outstanding debt.
     In connection with the prepayments made in the three months ended December 31, 2006, GHC recorded $0.8 million of debt extinguishment costs comprised of $0.4 million of prepayment penalties and the write-off of $0.4 million of unamortized deferred financing fees.
     Severance Obligations
     In the three months ended March 31, 2007, the Company recognized $2.7 million of severance expense, which consisted of $0.7 million of stock-based compensation and $2.0 million of cash-based compensation. The severance expense is included in general and administrative costs in the unaudited condensed consolidated statements of operations. At March 31, 2007, $1.3 million in severance payments had been paid.

(4) Long-Term Debt
     Long-term debt at March 31, 2007 and September 30, 2006 consisted of the following (in thousands):

	March 31, 2007	September 30, 2006

Senior credit facility — revolving credit	$6,000	$6,000
Senior subordinated notes	145,935	145,935
Convertible senior subordinated debentures	180,000	180,000
Mortgages and other secured debt (recourse)	26,998	37,909
Capital lease obligations	72,590	34,950
Mortgages and other secured debt (non recourse)	43,725	40,040

	475,248	444,834
Less:
Current installments of long-term debt	(15,009)	(4,829)

Long-term debt	$460,239	$440,005

     Senior credit facility. GHC’s amended and restated senior credit facility provides for a $125.0 million revolving credit facility with monthly interest paid on any outstanding loans at either a base rate plus a margin (8.75% at March 31, 2007) or at the London Interbank Offered Rate (LIBOR) plus a margin (6.82% at March 31, 2007). At March 31, 2007 and September 30, 2006, $108.7 million and $112.2 million, respectively, was available under the revolving credit facility after giving effect to outstanding letters of credit issued under the revolving credit facility and $6.0 million borrowed to finance the acquisition of a skilled nursing facility.
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
     Mortgages and other secured debt (recourse). GHC carries other secured debt consisting principally of revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development. These loans are secured by the underlying real and personal property of individual eldercare centers and have fixed or variable rates of interest ranging from 3.0% to 11.0% at March 31, 2007, with maturity dates ranging from 2007 to 2025. These loans are labeled “recourse” because GHC or a wholly owned subsidiary is obligated to perform under the respective loan agreements.
     Capital lease obligations. These obligations represent the present value of minimum lease payments of a series of capital lease arrangements that bear imputed interest at rates ranging from 7.0% to 16.5% at March 31, 2007 and maturity dates ranging from 2009 to 2031. On March 29, 2007, GHC satisfied in full the capital lease obligation of a skilled nursing facility for $2.0 million.
     Mortgages and other secured debt (non-recourse). These loans are carried by certain of GHC’s less than 51% owned consolidated joint ventures. The loans consist principally of revenue bonds and secured bank loans. These loans are secured by the underlying real and personal property of individual eldercare centers and have fixed or variable rates of interest ranging from 3.7% to 8.7% at March 31, 2007, with maturity dates ranging from 2009 to 2038. These loans are labeled “non-recourse” because neither GHC nor a wholly owned subsidiary is obligated to perform under the respective loan agreements.

(5) Investment Income
     Investment income is earned principally on short-term investments of cash and equivalents, restricted cash and investments of marketable securities held by GHC’s wholly owned insurance captive Liberty Health Corporation (LHC), and assets held in a rabbi trust of GHC’s deferred compensation plan. GHC includes investment income in the EBITDA, as defined herein, of its other services and corporate costs segment category (see note 9 – “Segment Information”).
     The following table sets forth the components of investment income (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006

Income on cash and short-term investments	$640	$940	$1,604	$2,032
Income on restricted cash and investments	1,035	631	2,117	1,212
Income on assets held in rabbi trust	899	576	1,344	782
Interest income on notes receivable and lines of credit	260	90	333	150

Total investment income	$2,834	$2,237	$5,398	$4,176

     Restricted cash and investments at March 31, 2007 and September 30, 2006 consist of cash, money market funds, U.S. mortgage backed securities, corporate bonds and government bonds. For the six months ended March 31, 2007 and 2006, net unrealized gains (losses), net of taxes, on such investments were $0.2 million and $(0.3) million, respectively.
(6) Earnings Per Share
     The computation of basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The computation of diluted net income per common share is calculated by dividing net income by the sum of the weighted average basic common shares and potentially dilutive securities. GHC applies the treasury stock method in calculating potentially dilutive securities, which assumes that the proceeds from the exercise of all GHC stock options and their related tax benefits are used to repurchase GHC common stock at the average market price for the period. For the three and six months ended March 31, 2007, GHC’s outstanding stock options yielded 292,891 and 249,935, respectively, potentially dilutive securities compared to the three and six months ended March 31, 2006, in which GHC’s outstanding stock options yielded 102,483 and 143,205, respectively, potentially dilutive securities. For the three and six months ended March 31, 2007, GHC’s unvested restricted stock yielded an additional 115,411 and 113,653, respectively, potentially dilutive securities compared to the three and six months ended March 31, 2006, in which GHC’s unvested restricted stock yielded an additional 96,957 and 106,248, respectively, potentially dilutive securities. GHC’s convertible senior subordinated debentures create potentially dilutive securities when the weighted average market price of GHC’s common stock exceeds $54.20 per share during a reporting period. GHC’s convertible senior subordinated debentures yielded 342,720 potentially dilutive securities in the three months ended March 31, 2007, using the treasury stock method, because the weighted average market price of GHC’s common stock exceeded $54.20. The weighted average market price of GHC’s common stock did not exceed $54.20 per share for the three and six months ended March 31, 2006 and the six months ended March 31, 2007 and, therefore, the convertible senior subordinated debentures did not yield any potentially dilutive securities in those periods.

(7) Comprehensive Income
     The following table sets forth the computation of comprehensive income for the three and six months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006

Net income	$5,361	$8,068	$16,083	$19,505
Net unrealized gain (loss) on restricted investments in marketable securities	240	(193)	175	(275)
Unrealized (loss) gain on interest rate swap agreement	(37)	100	(37)	164

Total comprehensive income	$5,564	$7,975	$16,221	$19,394

     The unrealized gain (loss) on restricted investments in marketable securities is net of income tax expenses (benefits). The income tax expense for the three and six months ended March 31, 2007 was $0.2 million and $0.1 million, respectively. The income tax benefit for the three and six months ended March 31, 2006 was $0.1 million.
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
(8) Assets Held for Sale and Discontinued Operations
     In the normal course of business, GHC continually evaluates the performance of its operating units, with an emphasis on selling or closing under-performing or non-strategic assets. Discontinued businesses, including assets held for sale, are removed from the results of continuing operations. The results of operations in the current and prior year periods, along with any cost to exit such businesses in the year of discontinuation, are classified as discontinued operations in the unaudited condensed consolidated statements of operations.
     During the three months ended March 31, 2007, a facility located in Vermont was closed and designated for disposal by sale. The carrying value of the property has been classified as a current asset held for sale in the amount of $0.3 million.
     The following table sets forth net revenues and the components of loss from discontinued operations for the three and six months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006

Net revenues	$236	$1,268	$1,329	$2,786

Net operating loss of discontinued businesses	$(763)	$(366)	$(644)	$(119)
Income tax benefit	310	149	261	48

Loss from discontinued operations, net of taxes	$(453)	$(217)	$(383)	$(71)

(9) Segment Information
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

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2007	2006	2007	2006

Revenues:
Inpatient services — external	$445,677	$392,047	$871,985	$783,830
Rehabilitation therapy services:
External	41,580	35,459	82,411	71,147
Intersegment	29,463	22,755	56,407	45,212
All other services:
External	8,813	8,759	17,647	16,894
Intersegment	8,750	17,458	17,476	30,115
Elimination of intersegment revenues	(38,213)	(40,213)	(73,883)	(75,327)

Total net revenues	496,070	436,265	972,043	871,871

EBITDA (1):
Inpatient services	62,150	51,729	123,610	104,244
Rehabilitation therapy services	5,114	3,375	10,711	8,061
All other services and corporate costs	(24,761)	(19,277)	(45,687)	(36,174)
Loss on early extinguishment of debt	—	(188)	(766)	(188)
Transaction costs of proposed merger	(5,196)	—	(7,985)	—

Total EBITDA	37,307	35,639	79,883	75,943

Capital and other:
Depreciation and amortization expense	(18,508)	(15,530)	(36,128)	(30,269)
Interest expense	(7,679)	(6,357)	(14,388)	(12,855)
Income tax expense	(4,933)	(5,579)	(12,275)	(13,394)
Equity in net income of unconsolidated affiliates	179	435	415	969
Minority interests	(552)	(323)	(1,041)	(818)

Income from continuing operations	5,814	8,285	16,466	19,576
Loss from discontinued operations, net of taxes	(453)	(217)	(383)	(71)

Net income	$5,361	$8,068	$16,083	$19,505

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
Total assets by segment at March 31, 2007 and September 30, 2006 were as follows (in thousands):

	March 31, 2007	September 30, 2006

Inpatient services	$1,218,251	$1,071,635
Rehabilitation therapy services	47,167	43,189
All other	306,901	357,706

Total assets	$1,572,319	$1,472,530

(10) Stock-Based Benefit Plans
     Stock-Based Compensation Expenses
     GHC recorded stock-based compensation expense for the three and six months ended March 31, 2007 and 2006 as follows (in thousands):

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006

Stock options	$891	$964	$1,772	$1,537
Stock incentive plan	1,844	1,058	3,853	2,831
Stock held in deferred compensation plan	2,264	1,475	2,210	788

Total stock-based compensation before income taxes	4,999	3,497	7,835	5,156

Income tax benefit	(2,032)	(1,420)	(3,184)	(2,093)

Total stock-based compensation after income taxes	$2,967	$2,077	$4,651	$3,063

     GHC’s stock option and stock incentive plans are more fully described under their respective sections below. Stock held in the deferred compensation plan is associated with a non-qualified deferred compensation plan established in fiscal 2004 for certain employees. Under the provisions of the plan, a rabbi trust was established to maintain the amount of compensation deferred by the participants. A rabbi trust is a funding vehicle used to protect deferred compensation benefits from various events, excluding bankruptcy or insolvency. Certain of the plan participants have elected to invest their deferred compensation in GHC stock units, which effectively mirror the performance of GHC’s common stock. To satisfy this portion of GHC’s obligation under the plan, GHC held 286,337 shares of its common stock in the rabbi trust at March 31, 2007. GHC funds the rabbi trust with an amount of shares of GHC common stock that approximates the number of stock units invested by plan participants. GHC has recorded the $12.3 million cost of the shares of common stock as a reduction of shareholders’ equity at March 31, 2007. GHC is required to recognize future changes in the fair value of the common stock units as designated by the plan participants in the deferred compensation plan as periodic charges or credits to compensation cost if the plan participants are permitted to diversify their investment elections. For the three and six months ended March 31, 2007, GHC recognized $2.3 million and $2.2 million, respectively, of net compensation cost from such changes in the fair value of the common stock units of the deferred compensation plan. For the three and six months ended March 31, 2006, GHC recognized $1.5 million and $0.8 million, respectively, of net compensation cost from such changes in the fair value of the common stock units of the deferred compensation plan.
     GHC has placed certain restrictions on the compensation deferrals of certain members of executive management. For these individuals, the restrictions require that deferrals designated in GHC common stock units are irrevocable, meaning that such holdings can not be diversified within the rabbi trust of the deferred compensation plan and all future distributions of such designations must be settled in shares of GHC common stock. Accordingly, the portion of the deferred compensation obligation that is required to be settled by the delivery of shares of GHC stock is classified in shareholders’ equity. At March 31, 2007, there were 143,666 shares of GHC stock, valued at $6.9 million, held by the rabbi trust and presented in the accompanying condensed consolidated balance sheet as an equity account.

Changes in the fair value of both GHC stock held in the rabbi trust and the deferred compensation obligation for those shares restricted from diversification and distribution are not recognized through earnings.
     Stock-based compensation expenses in the three and six months ended March 31, 2007 include $0.7 million of severance costs consisting of $0.1 million of stock option expense and $0.6 million of stock incentive plan expense. Recognition of severance related stock-based compensation is the result of GHC’s contractual obligation under an employment agreement to accelerate the vesting of equity awards to a terminated employee.
     Stock Option Plan
     GHC has a stock option plan that provides for the grant of incentive stock options and non-qualified stock options for officers, key employees and non-employee directors. A total of 1,500,000 shares of GHC common stock were reserved for issuance under the stock option plan, of which 15,500 were available for grant at March 31, 2007. The exercise price of each stock option equals 100% of the market price of GHC’s common stock on the date of grant and generally each stock option has a maximum term of 10 years. Stock options are generally subject to vesting, which means the optionee earns the right to exercise an increasing number of the shares underlying the option over a specific period of time only if he or she continues to provide services to GHC over that period. Options generally vest quarterly over three years and provide for accelerated vesting if there is a change in control of GHC, as defined in the option grant. GHC distributes newly issued common shares to satisfy its obligations under the stock option plan. See note 3 – “Significant Transactions and Events,” for a discussion of the acceleration of vesting of stock options in connection with the proposed merger.
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
     Changes to the stock option plan for the six months ended March 31, 2007 were as follows:

				Weighted
		Weighted		Average
		Average	Intrinsic	Remaining
		Exercise	Value (in	Contractual
	Shares	Price	thousands)	Life

Outstanding at October 1, 2006	1,022,629	$32.17

Exercised	(29,288)	26.19	$1,008
Forfeited	(15,000)	47.57	233

Outstanding at March 31, 2007	978,341	$32.11	$30,326	7.91

Exercisable at March 31, 2007	650,502	$29.13	$22,104	7.47

Vested and expected to vest at March 31, 2007	929,439	$31.81	$29,091	7.87

     No stock options were granted or expired during the six months ended March 31, 2007. Cash received from stock option exercises totaled $0.8 million and $1.1 million in the six months ended March 31, 2007 and 2006, respectively. The intrinsic value of stock options exercised was $1.0 million and $0.8 million in the six months ended March 31, 2007 and 2006, respectively. The intrinsic value of stock options forfeited was $0.2 million in the six months ended March 31, 2007. There were no stock options forfeited in the six months ended March 31, 2006.
     The following table summarizes information about stock options outstanding at March 31, 2007:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
		Contractual	Exercise		Contractual	Exercise
Range of Exercise Prices	Number	Life	Price	Number	Life	Price

$20.00 - $29.99	400,925	6.86	$23.68	400,925	6.86	$23.68
$30.00 - $39.99	469,916	8.71	36.40	194,575	8.71	36.40
$40.00 - $49.99	107,500	8.30	$44.83	55,002	7.54	$43.16
     The following table presents information regarding non-vested option activity during the six months ended March 31, 2007:

		Weighted
	Non-Vested	Average
	Number of	Grant-Date
	Stock Options	Fair Value

Non-vested at October 1, 2006	559,629	$17.20
Vested	(216,790)	15.56
Forfeited	(15,000)	22.58

Non-vested at March 31, 2007	327,839	$18.05

     The weighted average grant-date fair value of stock options which vested in the six months ended March 31, 2006 was $14.02.
     As of March 31, 2007, there was $4.9 million of total unrecognized compensation cost related to non-vested stock options granted under the plan. That cost is expected to be recognized over the remaining vesting periods as follows: $1.6 million in the remainder of fiscal 2007, $3.1 million in fiscal 2008 and $0.2 million in fiscal 2009. The expected recognition of compensation expense could differ from these estimates as better information becomes available regarding the turnover trends of GHC’s plan participants and forfeiture assumptions are revised accordingly.
     Stock Incentive Plan
     GHC has a stock incentive plan that provides for the grant of restricted stock to certain GHC officers, directors and employees. The number of shares of common stock available for issuance under the 2003 stock incentive plan is 1,000,000, of which 75,170 shares were available for grant at March 31, 2007. Restrictions on the awards to GHC employees typically vest quarterly over a five year period from the date of grant such that the employee cannot sell or trade the restricted stock until it becomes vested. In fiscal 2006 and 2007, GHC made a grant of restricted shares to its seven non-employee directors each having a market value of $105,000. All restricted stock grants made to non-employee directors vest on the earlier of three years from the date of grant or the date the director no longer serves as a member of the board. During the six months ended March 31, 2007, GHC granted 4,493 shares to employees with a weighted average grant date fair value of $52.12 per share. GHC distributes newly issued common shares to satisfy its obligations under the stock incentive plan. See note 3 – “Significant Transactions and Events,” for a discussion of the acceleration of vesting of restricted stock in connection with the proposed merger.

     GHC recognizes compensation expense ratably over each quarterly service period at the market value of GHC’s common stock on the grant date. GHC recorded compensation expense of $1.8 million and $3.9 million for the three and six months ended March 31, 2007, respectively, for employee and director restricted stock grants compared to $1.1 million and $2.8 million for the three and six months ended March 31, 2006, respectively.
     The following table presents non-vested restricted stock activity during the six months ended March 31, 2007:

	Non-Vested	Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value

Non-vested at October 1, 2006	532,699	$25.72
Granted	20,709	48.33
Vested and Distributed	(122,652)	25.43
Forfeited	(15,155)	36.19

Non-vested at March 31, 2007	415,601	$27.42

     As of March 31, 2007, there was $9.7 million of total unrecognized compensation cost related to future service periods for non-vested restricted stock granted. This unrecognized compensation cost is expected to be recognized over the remaining service periods as follows: $2.2 million in the remainder of fiscal 2007, $4.0 million in fiscal 2008, $1.9 million in fiscal 2009, $1.1 million in fiscal 2010, and $0.5 million in fiscal 2011.
(11) New Accounting Pronouncements
     Income Tax Uncertainties
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, or October 1, 2007 for GHC, and the provisions of FIN 48 will be applied to all tax positions accounted for under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. GHC is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.
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

     Fair Value Measurements
     In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements. GHC is required to adopt SFAS 157 effective October 1, 2008. GHC is evaluating the impact this statement will have on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. GHC is required to adopt SFAS 159 effective October 1, 2008. GHC is evaluating the impact this statement will have on its consolidated financial statements.
(12) Commitments and Contingencies
     GHC is a party to litigation and regulatory investigations arising in the ordinary course of business. Management does not believe the results of such litigation or regulatory investigations, even if the outcome is unfavorable, would have a material adverse effect on the results of operations, financial position or cash flows of GHC.
     At March 31, 2007, GHC:
•	extended $3.9 million in working capital lines of credit to certain jointly owned and managed entities, including certain consolidated VIEs, of which $2.1 million was unused; and

•	posted $10.3 million of outstanding letters of credit to guarantee the performance to third parties of various trade activities.
(13) Unaudited Condensed Consolidating Financial Statements of Genesis HealthCare Corporation and Subsidiaries
     The following unaudited condensed consolidating financial statements of GHC and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.
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

     The following tables present the unaudited condensed consolidating financial statements of GHC (Parent), the Guarantors and the Non-guarantors:
GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2007
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Assets:
Current assets	$75,943	$270,274	$59,576	$(1,171)	$404,622
Property and equipment, net	33,592	861,014	102,759	—	997,365
Other long-term assets	125,229	24,428	76,387	(55,712)	170,332
Investments in subsidiaries	472,414	—	—	(472,414)	—
Intercompany receivables	522,014	—	—	(522,014)	—

Total assets	$1,229,192	$1,155,716	$238,722	$(1,051,311)	$1,572,319

Liabilities and shareholders’ equity:
Current liabilities	$98,860	$116,033	$33,963	$(4,828)	$244,028
Intercompany payables	—	486,166	35,848	(522,014)	—
Long-term debt	326,887	51,898	84,182	(2,728)	460,239
Other long-term liabilities	80,293	3,298	57,748	3,561	144,900
Shareholders’ equity	723,152	498,321	26,981	(525,302)	723,152

Total liabilities and shareholders’ equity	$1,229,192	$1,155,716	$238,722	$(1,051,311)	$1,572,319

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2006
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Assets:
Current assets	$125,595	$252,830	$52,571	$(539)	$430,457
Property and equipment, net	31,933	799,232	41,999	—	873,164
Other long-term assets	117,893	21,928	81,944	(52,856)	168,909
Investments in subsidiaries	493,115	—	—	(493,115)	—
Intercompany receivables	397,566	—	—	(397,566)	—

Total assets	$1,166,102	$1,073,990	$176,514	$(944,076)	$1,472,530

Liabilities and shareholders’ equity:
Current liabilities	$71,684	$101,228	$38,610	$(3,260)	$208,262
Intercompany payables	—	393,177	4,389	(397,566)	—
Long-term debt	334,255	59,074	49,404	(2,728)	440,005
Other long-term liabilities	59,689	8,509	58,374	(2,783)	123,789
Shareholders’ equity	700,474	512,002	25,737	(537,739)	700,474

Total liabilities and shareholders’ equity	$1,166,102	$1,073,990	$176,514	$(944,076)	$1,472,530

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$53	$502,049	$31,815	$(37,847)	$496,070
Equity in net income of subsidiaries	34,402	—	—	(34,402)	—
Operating expenses	46,798	418,579	29,152	(38,472)	456,057
Lease expense	459	5,345	(568)	304	5,540
Depreciation and amortization expense	3,512	13,804	1,192	—	18,508
Interest expense	4,560	1,217	2,073	(171)	7,679
Investment income	(2,104)	183	(1,091)	178	(2,834)

Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(18,770)	62,921	1,057	(34,088)	11,120
Income tax (benefit) expense	(23,269)	28,146	475	(419)	4,933

Income before equity in net income of unconsolidated affiliates and minority interests	4,499	34,775	582	(33,669)	6,187
Equity in net income of unconsolidated affiliates	863	—	—	(684)	179
Minority interests	—	—	—	(552)	(552)

Income from continuing operations	5,362	34,775	582	(34,905)	5,814
Loss from discontinued operations, net of taxes	(1)	(452)	—	—	(453)

Net income	$5,361	$34,323	$582	$(34,905)	$5,361

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$659	$450,797	$25,273	$(40,464)	$436,265
Equity in net income of subsidiaries	30,884	—	—	(30,884)	—
Operating expenses	33,319	382,930	21,057	(40,063)	397,243
Lease expense	479	5,112	29	—	5,620
Depreciation and amortization expense	3,064	11,887	579	—	15,530
Interest expense	4,405	1,052	1,152	(252)	6,357
Investment income	(991)	(576)	(670)	—	(2,237)

Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(8,733)	50,392	3,126	(31,033)	13,752
Income tax (benefit) expense	(16,055)	20,674	1,376	(416)	5,579

Income before equity in net income of unconsolidated affiliates and minority interests	7,322	29,718	1,750	(30,617)	8,173
Equity in net income of unconsolidated affiliates	678	—	—	(243)	435
Minority interests	—	—	—	(323)	(323)

Income from continuing operations	8,000	29,718	1,750	(31,183)	8,285
Income (loss) from discontinued operations, net of taxes	68	(337)	52	—	(217)

Net income	$8,068	$29,381	$1,802	$(31,183)	$8,068

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2007
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$180	$997,505	$48,241	$(73,883)	$972,043
Equity in net income of subsidiaries	68,245	—	—	(68,245)	—
Operating expenses	80,329	836,085	44,020	(73,880)	886,554
Lease expense	885	10,659	(540)	—	11,004
Depreciation and amortization expense	6,719	27,632	1,777	—	36,128
Interest expense	9,077	2,574	3,062	(325)	14,388
Investment income	(3,075)	(263)	(2,238)	178	(5,398)

Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(25,510)	120,818	2,160	(68,101)	29,367
Income tax (benefit) expense	(39,873)	52,168	936	(956)	12,275

Income before equity in net income of unconsolidated affiliates and minority interests	14,363	68,650	1,224	(67,145)	17,092
Equity in net income of unconsolidated affiliates	1,724	—	—	(1,309)	415
Minority interests	—	—	—	(1,041)	(1,041)

Income from continuing operations	16,087	68,650	1,224	(69,495)	16,466
Loss from discontinued operations, net of taxes	(4)	(379)	—	—	(383)

Net income	$16,083	$68,271	$1,224	$(69,495)	$16,083

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2006
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net revenues	$1,230	$898,487	$47,986	$(75,832)	$871,871
Equity in net income of subsidiaries	62,743	—	—	(62,743)	—
Operating expenses	62,891	757,664	43,589	(75,126)	789,018
Lease expense	925	10,104	57	—	11,086
Depreciation and amortization expense	5,853	23,258	1,158	—	30,269
Interest expense	8,932	2,115	2,301	(493)	12,855
Investment income	(2,110)	(782)	(1,284)	—	(4,176)

Income (loss) before income tax (benefit) expense, equity in net income of unconsolidated affiliates and minority interests	(12,518)	106,128	2,165	(62,956)	32,819
Income tax (benefit) expense	(30,286)	43,456	892	(668)	13,394

Income before equity in net income of unconsolidated affiliates and minority interests	17,768	62,672	1,273	(62,288)	19,425
Equity in net income of unconsolidated affiliates	1,583	—	—	(614)	969
Minority interests	—	—	—	(818)	(818)

Income from continuing operations	19,351	62,672	1,273	(63,720)	19,576
Income (loss) from discontinued operations, net of taxes	154	(334)	109	—	(71)

Net income	$19,505	$62,338	$1,382	$(63,720)	$19,505

GENESIS HEALTHCARE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2007
(IN THOUSANDS)

	Parent	Guarantors	Non-guarantors	Consolidated

Net cash (used in) provided by operating activities	$(50,974)	$141,087	$(5,776)	$84,337
Net cash used in investing activities	(1,190)	(95,331)	(16,376)	(112,897)
Net cash (used in) provided by financing activities	(137,785)	98,776	25,842	(13,167)

Net (decrease) increase in cash and equivalents	$(189,949)	$144,532	$3,690	$(41,727)

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

(14) Subsequent Events
     Proposed Merger Developments
     GHC mailed proxy statements and related materials to shareholders of record as of March 5, 2007 and scheduled its annual meeting of shareholders on April 19, 2007. One of the agenda items for the 2007 annual meeting was a vote on the proposed merger. On April 19, 2007, prior to the meeting of shareholders, GHC announced that it and Formation / JER amended the Merger Agreement to, among other things (i) increase the consideration payable to GHC shareholders to $64.25 per share in cash from $63.00 per share, (ii) reduce the termination fee payable by GHC to Formation / JER under certain circumstances to $15 million from $50 million and (iii) permit GHC, for a limited period ending upon receipt of shareholder approval for the proposed merger, to release counterparties from the standstill provisions under any confidentiality, standstill or similar agreement to which GHC is a party. Pursuant to the amended Merger Agreement, in the event that GHC’s shareholders do not approve the proposed merger, Formation / JER would be entitled to receive up to $7.5 million in expense reimbursement, all of which would be creditable against, and not additive to, any termination fee that would be payable under the terms of the amended Merger Agreement. Also on April 19, 2007, GHC convened its annual meeting of shareholders, held an election of Class III directors as scheduled, and adjourned the meeting to May 4, 2007 with respect to voting on the merger proposal. In connection with the adjournment, a supplement to the proxy materials was mailed to shareholders of record as of March 5, 2007.
     On April 24, 2007, GHC received a letter from Fillmore Capital Partners, LLC (Fillmore), in which Fillmore proposed to acquire GHC for $64.75 per share in cash. On April 30, 2007, GHC received a letter from Fillmore in which Fillmore proposed to increase its cash bid to $65.25 per share and to increase such price by $0.01073 per day (approximately 6% per annum), beginning August 15, 2007 until completion of the transaction.
     On May 1, 2007, GHC and Formation / JER entered into another amendment to the Merger Agreement, which increased the merger consideration payable to GHC shareholders upon completion of the proposed merger to $65.25 per share in cash, plus an additional $0.01609 per day (approximately 9% per annum) beginning July 31, 2007 until completion of the transaction, in the event the transaction is not completed before July 31, 2007. On May 4, 2007, the adjourned annual meeting of shareholders was convened and immediately adjourned to May 11, 2007 with respect to voting on the proposed merger in order to give GHC shareholders time to consider the amended transaction.

     On May 5, 2007, GHC received a revised proposal from Fillmore, in which Fillmore proposed to acquire all outstanding shares of GHC common stock at a price of $67.25 per share in cash, without interest. The May 5, 2007 Fillmore proposal expired pursuant to its own terms at 8:00 p.m. EDT on May 7, 2007. Also on May 7, 2007, GHC received from Formation / JER a proposal to further amend the Merger Agreement. Under the Formation / JER proposal, as revised on May 8, 2007, the purchase price for GHC common stock under the Merger Agreement would increase to $67.50 per share in cash, plus an additional $0.01664 per day (approximately 9% per annum), from July 31, 2007 through August 31, 2007, and an additional $0.01849 per day (approximately 10% per annum), from September 1, 2007 until completion of the transaction, in the event the transaction is not completed before July 31, 2007. On May 9, 2007, GHC received a revised proposal from Fillmore in which Fillmore proposed to acquire all outstanding shares of GHC common stock at a price of $69 per share in cash, without interest. The Formation / JER proposal, as revised, expired pursuant to its own terms at midnight on May 9, 2007. The Fillmore proposal extended on May 9, 2007 states that it will remain in effect until 5:00 p.m. EDT on Tuesday, May 15, 2007. GHC’s Board of Directors, consistent with its fiduciary duties and GHC’s obligations under the Merger Agreement with Formation / JER, is, as of May 10, 2007, reviewing Fillmore’s revised proposal and is in discussions with Formation / JER concerning its recent proposal.
     On May 10, 2007, GHC announced that the adjourned annual meeting of shareholders, at which the shareholder vote on the Formation / JER transaction will take place, has been rescheduled to May 18, 2007 at 10:00 a.m. from May 11, 2007.
     Acquisition of ElderCare Center
     On May 1, 2007, GHC purchased a 118 bed skilled nursing facility in the Commonwealth of Pennsylvania. The purchase price of $3.1 million was financed with cash. The annual revenue of the facility is approximately $5.1 million.
     Debt Extinguishment
     On May 1, 2007, GHC voluntarily prepaid the secured mortgage obligation of a skilled nursing facility. GHC paid $6.1 million to settle the outstanding debt and accrued interest.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     For a description of our material challenges and risks, including an analysis of industry trends and the effect of recent legislation on our operations, see Part II – Item 1A – “Risk Factors” included herein and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as amended by Amendment No. 1 on Form 10-K/A dated January 29, 2007. The following discussion and analysis of our results of operations and financial condition for the three and six months ended March 31, 2007 and 2006 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, and the overview summarizing the key matters on which our management focuses in evaluating our financial condition and operating performance included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as amended.
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
     Laws Affecting Medicare Revenues
     On July 31, 2006, the Centers for Medicare and Medicaid Services (CMS) released the final fiscal 2007 skilled nursing facility prospective payment rules effective October 1, 2006. The new rates increased by a 3.1% annual inflation update factor. This increase was partially offset by a phased transition to revised labor market areas. This latter change, a revision from standard metropolitan statistical areas to core-based statistical areas, is estimated to have a 0.4% negative impact on our fiscal 2007 Medicare payment rates, yielding net Medicare payment rate growth of approximately 2.7% effective October 1, 2006.
     Recently, CMS published proposed 2008 skilled nursing facility prospective payment rules effective October 1, 2007. The proposed rules suggest no substantive changes to payment methodology and provide a 3.3% annual inflation update factor. The proposed rules are subject to a comment period ending June 29, 2007 and the final rules are expected to be published on or before August 1, 2007. Congress has the authority to revise the skilled nursing facility payment rules. However, the proposed rules note that the President’s budget and the recommendations of the Medicare Payment Advisory Commission (MEDPAC) propose no 2008 inflation factor. No assurances can be made or given that the payment rules as proposed by CMS will be implemented.
     In February 2006, the Deficit Reduction Act of 2005 (DRA) was signed into law. Under the DRA is a provision that directed CMS to develop an exceptions process for medically necessary physical, speech and occupational therapy services for beneficiaries that exceed a $1,740 annual reimbursement cap. Generally, most nursing home therapy claims fall within the automatic exceptions group, and, therefore, we did not experience a material disruption of services. On December 9, 2006, Congress passed the Tax Relief and Health Care Act of 2006 (TRHCA) which has been signed into law. Included in this legislation is a provision extending the existing exceptions process through December 31, 2007, removing a significant financial threat to our rehabilitation therapy business for the short term. There continues to be uncertainty regarding how the Medicare Part B therapy cap limitations will be addressed in future reimbursement policy. No assurances can be made or given that Congress will extend the exceptions process beyond calendar year 2007, or enact other revisions.
     By law, Medicare reimbursement for physician and non-physician professional services (including Medicare Part B physical therapy, speech pathology and occupational therapy services) is based on fee schedules. On December 1, 2006, CMS published in the Federal Register the final calendar year 2007 physician and non-physician fee schedule rules. These rules made four adjustments in payment rates. First, CMS applied a budget neutrality factor to the work component for all codes reducing the weights assigned for each work procedure. For most codes, including those for nursing home physicians and therapists, this was a rate reduction. Second, the rules applied a new formula for calculating the practice expense component. In most instances this change translated into a rate reduction. Third, CMS applied a new geographic factor. This had a negative impact on our rate calculations. Finally, CMS made a 5.05% reduction to the fee schedule conversion factor. On December 9, 2006, Congress as part of the TRHCA enacted two changes mitigating a portion of the negative impact on calendar year 2007 rates. Congress restored the conversion factor to a zero percent change. Congress also modified the geographic adjustment. Congress made these two changes effective only for calendar year 2007. While the Congressional actions mitigated the impact of the final CMS rules, the budget neutrality and practice expense adjustment stand with the resulting reduction of per procedure reimbursement for both nursing home physician and therapy services under Medicare Part B. These rate changes are expected to reduce our annual revenue, EBITDA and pre-tax income approximately $5.0 million, effective January 1, 2007, principally in our rehabilitation therapy services segment. The changes made by Congress expire on December 31, 2007. In a February 28, 2007 letter to MEDPAC, CMS forecasted that, absent Congressional intervention, the 2008 physician fee schedule conversion factor for Medicare Part B could be reduced in calendar year 2008 by 9.9%. Since the release of this forecast there have been several Congressional hearings in an effort to mitigate the potential funding reduction. No assurances can be made or given that Congress will intervene to mitigate the forecasted Medicare Part B fee schedule rate reduction.
     On February 5, 2007, the White House released the proposed fiscal 2008 federal budget, calling for $75.8 billion in reduced Medicare spending over the next five years. In late March 2007, both chambers of Congress passed their respective versions of the fiscal 2008 federal budget. Both chambers rejected the significant Medicare reductions proposed by the President. The Senate bill proposed five year Medicare reductions of $15 billion; the House of Representatives bill assumes funding at current levels. Both Congressional versions of the budget are silent on funding for Medicare Part B fee schedules and the Medicare Part B therapy caps. At this time, we have insufficient information to predict the eventual outcome of Congressional considerations.
     Laws Affecting Medicaid Revenues
     Medicaid funding is set annually. States have completed legislative actions on their fiscal year 2007 state budgets. In light of the changes to Medicaid payment rates, we expect our average Medicaid rate per patient day to increase between approximately 2.5% to 3.5% in our fiscal 2007.
     Most states have not completed their fiscal year 2008 budgets. Restrictive Medicaid budgets have been proposed by governors in several states that are important to us. In most instances, final budget decisions will not be made until mid to late June 2007. It is too early in the state budgeting process to assess funding levels in the coming fiscal year.
     The Benefits Improvement and Protection Act of 2000 enacted a phaseout of intergovernmental transfer (IGTs) transactions by states whereby states would inflate the payments to certain public facilities to increase federal matching funds. This action may have had the effect of reducing federal support for a number of state Medicaid programs. The reduced federal payments may impact aggregate available funds requiring states to further contain payments to providers. On January 18, 2007, CMS issued proposed regulations to be effective September 1, 2007 imposing tighter accountability and documentation standards on states that use IGTs and certified public expenditures. We operate in several of the states that have experienced or could experience a contraction of federal matching funds.
     Among the alternative Medicaid funding approaches that states have explored, and in many states implemented, are nursing home provider assessments as tools for leveraging increased Medicaid matching funds. Such initiatives are authorized under the law. Provider assessment plans generate additional federal matching funds to the states for Medicaid reimbursement purposes, and implementation of a provider assessment plan requires approval by CMS in order to qualify for federal matching funds. These plans usually take the form of a bed tax or a quality assessment fee, which is imposed uniformly across classes of providers within the state. In turn, the state generally utilizes the additional federal matching funds generated by the tax to pay increased reimbursement rates to the providers, which often include a repayment of a portion of the provider tax based on the provider’s percentage of Medicaid patients. Nursing home provider assessments have been implemented in ten states where we operate (Maine, Massachusetts, West Virginia, Rhode Island, North Carolina, New Hampshire, Vermont, Pennsylvania, New Jersey and

Connecticut). In April 2007, legislation was enacted in Maryland authorizing the state to implement a provider assessment program. The Governor of Maryland is expected to sign this legislation and the state is expected to submit the necessary state plan amendment and waiver for CMS review. If implemented, a provider assessment program in Maryland is expected to have a positive impact on our revenues, profits and cash flows. We can give or make no assurances that a provider assessment program in Maryland will be implemented.
     The effective provider assessment rate varies across these states. Current regulations permit states to receive federally matched funds for up to 6% of aggregate outlays for state Medicaid nursing home services. The TRHCA passed by Congress on December 9, 2006 reduces the maximum federal matching under Medicaid provider assessments to 5.5% of aggregate Medicaid outlays. This reduction in funding will become effective for fiscal years beginning after January 1, 2008. The Congressional action eliminated a regulatory effort proposed in the President’s proposed fiscal year 2007 federal budget to reduce the allowable federal matching share from 6% to 3%. The new law is expected to have an adverse effect in those states where the tax percentage exceeds 5.5%. Our current estimates indicate that six states where we operate have provider tax rates between 5.5% and 6%. On March 23, 2007, CMS issued proposed rules implementing the reduction from 6% to 5.5% as mandated by the TRHCA. CMS used this rule making process to clarify its waiver review process and to propose a number of technical revisions to its review process. The proposed revisions are subject to a public comment period until May 22, 2007. Until CMS issues final rules, we can give or make no assurances as to the impact of the proposed technical changes.
     The Pennsylvania provider assessment program expires June 30, 2007. We expect the Commonwealth to propose legislation to continue the provider assessment program, which, if legislated, would require CMS approval prior to implementation. If the Commonwealth does not enact a new provider assessment program or CMS does not approve the program, our financial condition, results of operations and cash flows could be adversely impacted.
     The President’s proposed fiscal 2008 federal budget calls for $25.7 billion in reductions of the federal share of Medicaid funding over 5 years and an additional $5.9 billion in reductions to the federal share of the State Children Health Insurance Program (SCHIP). In their versions of the fiscal 2008 federal budget, both the House of Representatives and the Senate rejected the significant Medicaid/SCHIP reductions proposed by the President. Both chambers of Congress propose maintaining Medicaid funding at its current level and both recommended increased funding for an expansion of the SCHIP. Efforts are underway to reconcile these differing versions of the budget. Legislation reauthorizing the SCHIP program has been enacted, and it is expected to receive early consideration by the Congress. It is premature to predict whether Medicaid changes will be considered as part of the SCHIP package and whether these changes will reduce available Medicaid funds for skilled nursing facilities.
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

Significant Transactions and Events
     Proposed Merger
     On January 15, 2007, we and affiliates of Formation Capital, LLC and JER Partners (Formation / JER) entered into a Merger Agreement (the proposed merger). The Merger Agreement, as amended through May 1, 2007, provides that, subject to the terms and conditions of the Merger Agreement, at the completion of the proposed merger, (i) each outstanding share of our common stock issued and outstanding immediately prior to the effective time of the merger, and each outstanding restricted share (each of which will vest), will be canceled and converted into the right to receive $65.25 in cash, plus an additional $0.01609 per day (approximately 9% per annum) beginning July 31, 2007 until completion of the transaction, in the event the transaction is not completed before July 31, 2007 (the merger consideration); and (ii) each outstanding option to purchase a share of our common stock will vest and be cancelled and converted into the right to receive an amount in cash equal to the amount by which the merger consideration exceeds the exercise price of the option to purchase such share.
     We mailed proxy statements and related materials to shareholders of record as of March 5, 2007 and scheduled our annual meeting of shareholders on April 19, 2007. One of the agenda items for the 2007 annual meeting was a vote on the proposed merger. On April 19, 2007, prior to the meeting of shareholders, we announced that we and Formation / JER amended the Merger Agreement to, among other things (i) increase the consideration payable to our shareholders to $64.25 per share in cash from $63.00 per share, (ii) reduce the termination fee payable by us to Formation / JER under certain circumstances to $15 million from $50 million and (iii) permit us, for a limited period ending upon receipt of shareholder approval for the proposed merger, to release counterparties from the standstill provisions under any confidentiality, standstill or similar agreement to which we are a party. Pursuant to the amended Merger Agreement, in the event that our shareholders do not approve the proposed merger, Formation / JER would be entitled to receive up to $7.5 million in expense reimbursement, all of which would be creditable against, and not additive to, any termination fee that would be payable under the terms of the amended Merger Agreement. Also on April 19, 2007, we convened our annual meeting of shareholders, held an election of Class III directors as scheduled, and adjourned the meeting to May 4, 2007 with respect to voting on the merger proposal. In connection with the adjournment, a supplement to the proxy materials was mailed to shareholders of record as of March 5, 2007.
     On April 24, 2007, we received a letter from Fillmore Capital Partners, LLC (Fillmore), in which Fillmore proposed to acquire us for $64.75 per share in cash. On April 30, 2007, we received a letter from Fillmore in which Fillmore proposed to increase its cash bid to $65.25 per share and to increase such price by $0.01073 per day (approximately 6% per annum) beginning August 15, 2007 until completion of the transaction.
     On May 1, 2007, we and Formation / JER entered into another amendment to the Merger Agreement, which increased the merger consideration payable to our shareholders upon completion of the proposed merger to $65.25 per share in cash, plus an additional $0.01609 per day (approximately 9% per annum) beginning July 31, 2007 until completion of the transaction, in the event the transaction is not completed before July 31, 2007. On May 4, 2007, the adjourned annual meeting of shareholders was convened and immediately adjourned to May 11, 2007 with respect to voting on the proposed merger, in order to give our shareholders additional time to consider the amended transaction.
     On May 5, 2007, we received a revised proposal from Fillmore, in which Fillmore proposed to acquire all outstanding shares of our common stock at a price of $67.25 per share in cash, without interest. The May 5, 2007 Fillmore proposal expired pursuant to its own terms at 8:00 p.m. EDT on May 7, 2007. Also on May 7, 2007, we received from Formation / JER a proposal to further amend the Merger Agreement. Under the Formation / JER proposal, as revised on May 8, 2007, the purchase price for our common stock under the Merger Agreement would increase to $67.50 per share in cash, plus an additional $0.01664 per day (approximately 9% per annum), from July 31, 2007 through August 31, 2007, and an additional $0.01849 per day (approximately 10% per annum), from September 1, 2007 until completion of the transaction, in the event the transaction is not completed before July 31, 2007. On May 9, 2007, we received a revised proposal from Fillmore in which Fillmore proposed to acquire all outstanding shares of our common stock at a price of $69 per share in cash, without interest. The Formation / JER proposal, as revised, expired pursuant to its own terms at midnight on May 9, 2007. The Fillmore proposal extended on May 9, 2007 states that it will remain in effect until 5:00 p.m. EDT on Tuesday, May 15, 2007. Our Board of Directors, consistent with its fiduciary duties and our obligations under the Merger Agreement with Formation / JER, is, as of May 10, 2007, reviewing Fillmore’s revised proposal and is in discussions with Formation / JER concerning its recent proposal.
     On May 10, 2007, we announced that the adjourned annual meeting of shareholders, at which the shareholder vote on the Formation / JER transaction will take place, has been rescheduled to May 18, 2007 at 10:00 a.m. from May 11, 2007.
     We engaged an investment banking firm and legal advisors to assist in evaluating strategic alternatives prior to and in connection with the execution of the Merger Agreement, amendments to the Merger Agreement and all proposals to acquire us. Through March 31, 2007, we incurred legal fees, investment banking advisory fees, special committee board fees and other related costs of $8.0 million, $4.7 million of which was paid as of March 31, 2007. If the proposed merger is completed, the fee paid to the investment banking firm will be determined as a percentage of the consideration received in connection with the proposed merger. If the proposed merger is not completed, the investment banking firm will receive a flat fee. We have incurred additional fees after March 31, 2007, and anticipate that we will incur additional fees in future periods in connection with the proposed merger. Expenses incurred in connection with the proposed merger are expected to be largely nondeductible for tax purposes. Our effective tax rate in the current year was negatively impacted by certain of the costs expensed to date. Additional nondeductible costs are expected to be incurred through the consummation of the proposed merger and will significantly increase our effective tax rate.
     We currently expect the proposed merger to be completed in the third quarter of fiscal 2007, subject to the adoption of the amended Merger Agreement by our shareholders, the receipt of certain regulatory approvals and the satisfaction of other customary closing conditions. On February 14, 2007, we received notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
     The proposed merger may impact our ability to attract and retain customers, vendors, management and employees and may result in additional regulatory scrutiny and the incurrence of additional advisory fees, legal fees and other expenses. There can be no assurances made or given that the proposed merger will be consummated.
     The foregoing descriptions of the Merger Agreement and the amended Merger Agreement are qualified in their entirety by reference to the full text of such agreements. The Merger Agreement was filed on a Form 8-K dated January 18, 2007. The first amendment, second amendment and third amendment to the Merger Agreement were filed as exhibits to Form 8-Ks dated January 29, 2007, April 20, 2007 and May 2, 2007, respectively. For more information about the proposed merger, please refer to the proxy materials we filed with the SEC. We filed a definitive proxy statement on March 7, 2007, a supplement to the definitive proxy statement on April 23, 2007, and a second supplement to the definitive proxy statement on May 3, 2007. Additional proxy soliciting materials have also been filed with the SEC.
     Matters Related to the Proposed Merger
     The following transactions occurred in contemplation of the proposed merger.
     On January 12, 2007, the Compensation Committee of the Board of Directors adopted a bonus program providing for up to an aggregate of $1 million in bonus payments to our employees (other than the Chief Executive Officer) and in amounts designated in the discretion of the Compensation Committee in consultation with the Chief Executive Officer. The amounts become payable on or as soon as reasonably practicable following the closing of the proposed merger and are contingent upon the participant’s remaining employed by us or one of our subsidiaries through the date of the closing of the proposed merger.
     On January 15, 2007, we amended the Rights Agreement, dated as of November 18, 2003, between us and StockTrans, Inc., which governs our preferred share purchase rights. The amendment provides that (i) no Distribution Date (as defined in the Rights Agreement) will occur as a result of the execution of the Merger Agreement, (ii) neither FC-GEN nor any of its affiliates will become an Acquiring Person (as defined in the Rights Agreement) as a result of the execution of the Merger Agreement and (iii) the Rights will expire immediately prior to the completion of the proposed merger.
     We entered into amendments, dated January 30, 2007, to the employment agreements of 11 of our senior executives. Among other things as defined in the employment agreements, the amendments (i) establish a two year term and automatically extend the term for two years following a change of control and (ii) entitle the executives to an additional lump-sum cash payment equal to the sum of the executive’s average base salary and average assumed cash incentive compensation if the employment agreement is terminated under certain circumstances. In addition, the employment agreements were amended to reflect the executives’ current position, work location and base salary.
     See Part II – Item 1A – “Risk Factors.”
     Lease and Purchase Option Agreements
     In January 2007, we completed a transaction involving a lease and purchase option agreement for 11 facilities in Maine with 748 skilled nursing and 220 residential care beds. The transaction was effective January 1, 2007. Under the agreement with the Sandy River Health System, we lease 11 nursing and residential care facilities for 25 years with an annual lease payment of approximately $5 million. Additionally, we paid approximately

$16.5 million in cash in exchange for tangible operating assets and have entered into a $53 million fixed price purchase option exercisable in 2026. The transaction was recorded as a capital lease resulting in $40.0 million of capital lease obligations and added $56.4 million of property and equipment.
     Acquisition of ElderCare Centers
     Effective November 1, 2006, we purchased a 115 bed skilled nursing facility in Maryland. The purchase price of $8.0 million was financed with $6.0 million of debt from the revolving credit facility and $2.0 million of cash.
     Effective December 1, 2006, we completed a purchase of two skilled nursing facilities and four assisted living facilities in West Virginia for a net purchase price of $41.2 million. The purchase was financed with $33.0 million of debt from the revolving credit facility, which was subsequently repaid, and $8.2 million of cash.
     In connection with both acquisitions, we have made preliminary estimates of the assets purchased and liabilities assumed. The majority of the purchase prices were allocated to property and equipment. The allocation of purchase price will be completed within one year of the acquisition dates.
     Debt Extinguishment
     On March 29, 2007, we satisfied in full the capital lease obligation of a skilled nursing facility for $2.0 million.
     On November 30, 2006, we voluntarily prepaid the secured mortgage obligation of a skilled nursing facility. We paid $7.7 million to settle the outstanding debt and accrued interest.
     On December 1, 2006, we voluntarily prepaid the secured mortgage obligation of a skilled nursing facility. We paid $1.4 million to settle the outstanding debt.
     In connection with the debt prepayments made in the three months ended December 31, 2006, we recorded $0.8 million of debt extinguishment costs comprised of $0.4 million of prepayment penalties and the write-off of $0.4 million of unamortized deferred financing fees.
     Severance Obligations
     In the three months ended March 31, 2007, we recognized $2.7 million of severance expense, which consisted of $0.7 million of stock-based compensation and $2.0 million of cash-based compensation. The severance expense is included in general and administrative costs in the unaudited condensed consolidated statements of operations. At March 31, 2007, $1.3 million in severance payments had been paid.
Recently Adopted Accounting Principle
     Effective October 1, 2006, we consolidate two partnerships in accordance with Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). We, as the general partner in these entities, may exercise considerable control over the businesses without substantive kick out rights afforded to the limited partners. One of the partnerships is a jointly owned and managed skilled nursing facility having 112 beds. The second partnership owns the real estate of a skilled nursing facility leased to GHC. At March 31, 2007, total assets and non recourse debt of the partnerships consolidated pursuant to EITF 04-5 are $7.7 million and $4.3 million, respectively. The total assets of the partnerships consolidated pursuant to EITF 04-5 principally consist of property and equipment that serves as collateral for the partnerships’ non-recourse debt and is not available to satisfy any of our other obligations. Creditors of the partnerships consolidated pursuant to EITF 04-5, including senior lenders, have no recourse against our general credit.

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
     EBITDA should be considered in addition to, not a substitute for, or superior to, GAAP financial measures.
Reconciliation of Net Income to EBITDA

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2007	2006	2007	2006

Net income	$5,361	$8,068	$16,083	$19,505
Add back:
Income from discontinued operations, net of taxes	453	217	383	71
Equity in net income of unconsolidated affiliates	(179)	(435)	(415)	(969)
Minority interests	552	323	1,041	818
Income tax expense	4,933	5,579	12,275	13,394
Interest expense	7,679	6,357	14,388	12,855
Depreciation and amortization expense	18,508	15,530	36,128	30,269

EBITDA	$37,307	$35,639	$79,883	$75,943

     Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     In the current quarter, revenues were $496.1 million, an increase of $59.8 million, or 13.7%, over the same period in the prior year. Inpatient services revenue increased by $53.6 million while external rehabilitation therapy services revenue increased by $6.1 million and external other businesses revenue increased by $0.1 million.
     The inpatient services segment revenue increase was primarily due to acquisitions, increased payor rates and patient acuity, and improved payor mix. Approximately $30.3 million of the overall revenue increase resulted from acquisitions and newly leased centers including a lease of 11 facilities in Maine with 748 skilled nursing and 220 residential care beds effective January 1, 2007, the acquisition of two skilled nursing facilities and four assisted living facilities in West Virginia effective December 1, 2006, the acquisition of a skilled nursing facility in Maryland effective November 1, 2006, the consolidation of two partnerships effective October 1, 2006 and the step acquisition of two previously unconsolidated eldercare centers, which we previously jointly owned and managed, effective June 2006 (hereinafter collectively referred to as “acquisitions”). In the aggregate, excluding acquisitions, payor rates increased by $18.0 million versus the prior year with $9.8 million of such increase occurring in the Medicaid payor category. Increased acuity levels and legislated increases were responsible for $10.2 million of the Medicaid rate increase, which equates to a 5.2% increase, with the remaining $0.4 million net Medicaid rate decline resulting from decreased net Medicaid settlements and adjustments. Medicare rates increased by $6.1 million, or 5.4% due to the October 1, 2006 upward Medicare rate adjustment of 3.1% and higher Medicare patient acuity levels. A 5.0% increase in private pay rates was primarily responsible for the $2.1 million remainder of the overall rate increase. Improved payor mix exclusive of acquisitions in the current quarter versus the same period in the prior year increased revenues by $4.2 million primarily due to a 1.3% increase in combined Medicare and insurance census as a percentage of our overall skilled nursing facility census versus the same period in the prior year. Overall occupancy was stable at 91.6% in the current quarter compared to 91.7% in the same period in the prior year. Total patient days increased 145,948 to 1,854,287 in the current quarter compared to 1,708,339 in the same period of the prior year. Of the total increase in patient days, 144,514 days was attributed to acquisitions with the 1,434 patient day balance of the increase attributed to census growth in our same facility centers which were included in both reporting periods. Remaining net revenue increases of $1.1 million were primarily due to increased Medicare Part B revenue volume.
     The $6.1 million increase in external rehabilitation therapy services revenue resulted from net increased business volume from new and existing contracts.

     The $0.1 million increase in other business revenue was primarily the net result of $0.4 million and $0.2 million of increased external business volume in our respiratory health services and physicians services businesses, respectively, offset by $0.5 million of decreased fees for management of independent external healthcare facilities.
     For the current year quarter, net income decreased to $5.4 million from $8.1 million in the same period in the prior year. The decrease in net income resulted from revenue increases of $59.8 million, as previously discussed, being offset by $35.3 million of increased salaries, wages and benefits, $13.2 million of increased other operating expenses and increases in other expense categories further discussed below. The $35.3 million of increased salaries, wages and benefits was due to $16.1 million from acquisitions with the remaining $19.2 million primarily due to normal inflationary growth in wages and benefits in both our inpatient services segment and rehabilitation therapy services segment and increased rehabilitation therapy services business volume. Of the $13.2 million increase in other operating expenses $6.3 million was due to acquisitions, $2.2 million was due to increased provider assessment taxes, $1.1 million was attributed to an increase in medical supply and other ancillary costs incurred to treat a higher acuity patient population and $1.2 million was due to increased utilization of temporary agencies by our rehabilitation services business to meet the demands of increased business volume. The balance of the increase in other operating expenses of approximately $2.4 million was largely attributed to normal inflationary increases in cost. The provision for losses on accounts and notes receivable increased in the current quarter by $1.0 million as compared with the same period in the prior year due to acquisitions and a slight deterioration in our accounts receivable aging. General and administrative costs increased by $4.3 million due to $2.7 million of severance costs, $0.8 million of incremental non-severance related stock-based compensation with the remaining $0.8 million increase primarily due to increased payroll costs resulting from wage inflation, higher levels of cash incentive compensation expenses and additional resources to support multiple operational and system improvements. Net income was further reduced by transaction costs on the proposed merger, increased interest expense and depreciation and amortization expense and lower earnings of less than 100% owned subsidiaries, as further discussed below. Net income increased due to lower income tax expense, lower losses on early extinguishment of debt and higher investment income, each of which is further discussed below.
     In the current quarter, EBITDA increased $1.7 million to $37.3 million compared with $35.6 million in the same period of the prior year. Inpatient services EBITDA increased $10.4 million, of which $5.6 million was due to acquisitions and $23.3 million was due to increased revenues, net of acquisitions, as discussed above. The preceding were partially offset by $6.5 million of increased salaries wages and benefits, net of acquisitions, resulting from normal inflationary growth and $12.0 million of other expense increases, net of acquisitions, resulting from increased medical supply and ancillary costs incurred to treat a higher acuity patient population, increased provision for losses on accounts and notes receivable, increased provider assessment taxes and inflationary increases in cost. EBITDA of the rehabilitation services segment increased by $1.7 million in total, of which $0.8 million was due to margin expansion with the remaining $0.9 million of increased EBITDA generated by increased revenues. The margin expansion of $0.8 million primarily resulted from increased therapist productivity and pricing increases, partially offset by increased rates for both internal wages and temporary agencies. The increase in rates for both internal wages and temporary agencies was primarily driven by high market demand for a limited pool of qualified therapists. Transaction costs on the proposed merger reduced EBITDA in the current year quarter by $5.2 million versus the same period in the prior year. The loss on early extinguishment of debt of $0.2 million recognized in the prior year quarter results from the write-off of deferred financing fees and other costs related to the repayment of $2.0 million of 8% subordinated debt. The decrease in EBITDA of $5.5 million in all other services and corporate costs was principally due to $2.7 million of severance costs recognized in the current quarter and $0.8 million of incremental non-severance related stock-based compensation partially offset by $1.4 million of reduced self-insured program costs, with the balance of the decline primarily resulting from increased payroll costs from wage inflation, increased cash incentive compensation expenses and additional costs to support our operational improvement and system initiatives.
     Capital Costs and Other
     Depreciation and amortization expense increased by $3.0 million to $18.5 million in the current quarter compared to $15.5 million for the same period in the prior year. Acquisitions were responsible for $1.2 million of the increase, with the balance of the increase primarily resulting from additional depreciation expense on incremental capital additions.

     Interest expense increased by $1.3 million in the current quarter to $7.7 million, compared to $6.4 million for the same period in the prior year primarily due to increased debt levels resulting from acquisitions.
     Investment income increased by $0.6 million in the current quarter to $2.8 million compared to the same period in the prior year. Investment income was increased by $0.3 million of higher investment earnings on assets held in our rabbi trust, with the balance of the increase resulting from overall higher interest income on cash and short-term investments.
     Our effective tax rate approximated 45.9% in the current quarter. The rate was adversely impacted by certain nondeductible transaction costs and favorably impacted by the retroactive restoration of certain jobs-related tax credits for post 2005 new hires. Income tax expense in the prior year quarter was estimated using an effective tax rate of approximately 40.2%. Income tax expense includes the provision of taxes on both equity in net income of unconsolidated affiliates and minority interests.
     Operating results of our less than 100% owned subsidiaries resulted in a net combined decrease in equity in net income of unconsolidated affiliates and minority interests of $0.5 million in the current year quarter as compared to the same period in the prior year.
     Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006
     In the current year to date period, revenues were $972.0 million, an increase of $100.2 million, or 11.5%, over the same period in the prior year. Inpatient services revenue increased by $88.2 million while external rehabilitation therapy services revenue increased by $11.3 million and external other businesses revenue increased by $0.7 million.
     The inpatient services segment revenue increase was primarily due to acquisitions, increased payor rates and patient acuity, improved payor mix and increased occupancy. Approximately $39.2 million of the overall revenue increase resulted from acquisitions and newly leased centers, including a lease of 11 facilities in Maine with 748 skilled nursing and 220 residential care beds effective January 1, 2007, the acquisition of two skilled nursing facilities and four assisted living facilities in West Virginia effective December 1, 2006, the acquisition of a skilled nursing facility in Maryland effective November 1, 2006, the consolidation of two partnerships effective October 1, 2006 and the step acquisition of two previously unconsolidated eldercare centers, which we previously jointly owned and managed, effective June 2006 (hereinafter collectively referred to as “acquisitions”). In the aggregate, excluding acquisitions, payor rates increased by $38.1 million versus the prior year with $20.7 million of such increase occurring in the Medicaid payor category. Increased acuity levels and legislated increases were responsible for $21.1 million of the Medicaid rate increase, which equates to a 5.3% increase, with the remaining $0.4 million net Medicaid rate decline resulting from decreased net Medicaid settlements and adjustments. Medicare rates increased by $12.8 million, or 5.8% due to the October 1, 2006 upward Medicare rate adjustment of 3.1%, higher Medicare patient acuity levels and the positive impact of the Medicare program’s RUGs refinement reimbursement regulations that took effect on January 1, 2006. Increases in private pay and insurance rates of 4.7% and 1.3%, respectively, were the primary reasons for the $4.6 million remainder of the overall rate increase. Improved payor mix exclusive of acquisitions in the current year to date period versus the same period in the prior year increased revenues by $7.6 million primarily due to a 0.7% increase in Medicare census as a percentage of our overall skilled nursing facility census versus the same period in the prior year. Overall occupancy was stable at 91.7% in the current year to date period from 91.6% in the same period in the prior year, resulting in a $2.1 million revenue increase exclusive of acquisitions. Total patient days increased 193,474 to 3,644,347 in the current year to date period compared to 3,450,873 in the same period of the prior year. Of the total increase in patient days, 183,093 days was attributed to acquisitions with the 10,381 patient day balance of the increase attributed to census growth at our same facility centers which were included in both reporting periods. Remaining net revenue increases of $1.2 million were primarily due to increased other revenues.
     The $11.3 million increase in external rehabilitation therapy services revenue resulted from net increased business volume of $10.7 million from new and existing contracts and $0.6 million of pricing increases.
     The $0.7 million increase in other business revenue was primarily the net result of $1.1 million and $0.6 million of increased external business volume in our respiratory health services and physicians services businesses, respectively, partially offset by $0.9 million of decreased fees for management of independent external healthcare facilities and $0.1 million of decreased revenues in other businesses.
     For the current year to date period, net income decreased to $16.1 million from $19.5 million in the same period in the prior year. The decrease in net income resulted from revenue increases of $100.2 million, as previously discussed, being offset by $54.4 million of increased salaries, wages and benefits, $22.0 million of increased other operating expenses and increases in other expense categories further discussed below. The $54.4 million of increased salaries, wages and benefits was due to $20.3 million from acquisitions with the remaining $34.1 million primarily due to normal inflationary growth in wages and benefits in both our inpatient services segment and rehabilitation therapy services segment, increased occupancy within our inpatient segment and increased rehabilitation therapy services business volume. Of the $22.0 million increase in other operating expenses $8.4 million was due to acquisitions, $3.9 million was due to increased provider assessment taxes, $2.2 million was attributed to an increase in medical supply and other ancillary costs incurred to treat a higher acuity patient population and $1.8 million was due to increased utilization of temporary agencies by our rehabilitation services business to meet the demands of increased business volume. The balance of the increase in other operating expenses of approximately $5.7 million was largely attributed to normal inflationary increases in cost. The provision for losses on accounts and notes receivable increased by $3.2 million as compared with the same period in the prior year due to acquisitions and a slight deterioration in our accounts receivable aging. General and administrative costs increased by $9.4 million due to $2.7 million of severance costs, $2.0 million of incremental non-severance related stock-based compensation with the remaining $4.7 million increase primarily due to increased payroll costs resulting from wage inflation, higher levels of cash incentive compensation expenses and additional resources to support multiple operational and system improvements. Net income was further reduced by increased loss on early extinguishment of debt, transaction costs on the proposed merger, increased interest expense and depreciation and amortization expense and lower earnings of less than 100% owned subsidiaries, as further discussed below. Net income increased due to lower income tax expense and higher investment income, each of which is further discussed below.
     In the year to date period, EBITDA increased $3.9 million to $79.8 million compared with $75.9 million in the same period of the prior year. Inpatient services EBITDA increased $19.4 million, of which $7.7 million was due to acquisitions and $49.0 million was due to increased revenues, net of acquisitions, as discussed above. The preceding were partially offset by $13.5 million of increased salaries wages and benefits, net of acquisitions, resulting from both normal inflationary growth and increased occupancy and $23.8 million of other expense increases, net of acquisitions, resulting from increased medical supply and ancillary costs incurred to treat a higher acuity patient population, increased provision for losses on accounts and notes receivable, increased provider assessment taxes and inflationary increases in cost. EBITDA of the rehabilitation services segment increased by $2.6 million in total, of which $0.9 million was due to margin expansion with the remaining $1.7 million of increased EBITDA generated by increased revenues. The margin expansion of $0.9 million primarily resulted from increased therapist productivity and pricing increases, partially offset by increased rates for both internal wages and temporary agencies and increased provision for losses on accounts and notes receivable. The increase in rates for both internal wages and temporary agencies was primarily driven by high market demand for a limited pool of qualified therapists. Transaction costs on the proposed merger reduced EBITDA by $8.0 million versus the same period in the prior year. Loss on early extinguishment of debt in the current year to date period reduced EBITDA by $0.8 million from the write-off of deferred financing fees, prepayment penalties and other costs related to the repayment of $9.1 million of secured mortgage obligations. The loss on early extinguishment of debt of $0.2 million recognized in the prior year to date period results from the write-off of deferred financing fees and other costs related to the repayment of $2.0 million of 8% subordinated debt. The remaining decrease in EBITDA of $9.5 million in all other services and corporate costs was principally due to $2.7 million of severance costs recognized in the current year to date period and $2.0 million of incremental non-severance related stock-based compensation costs partially offset by $2.3 million of reduced self-insured program costs, with the balance of the decline primarily resulting from increased payroll costs from wage inflation, increased cash incentive compensation expenses and additional costs to support our operational improvement and system initiatives.

     Capital Costs and Other
     Depreciation and amortization expense increased by $5.9 million to $36.1 million in the current year to date period compared to $30.3 million for the same period in the prior year. Acquisitions were responsible for $1.6 million of the increase, with the balance of the increase primarily resulting from additional depreciation expense on incremental capital additions.
     Interest expense increased by $1.5 million in the current year to date period to $14.4 million, compared to $12.9 million for the same period in the prior year primarily due to increased debt levels resulting from acquisitions.
     Investment income increased by $1.2 million in the current year to date period to $5.4 million compared to the same period in the prior year. Investment income was increased by $0.6 million of higher investment earnings on assets held in our rabbi trust, with the balance of the increase resulting from overall higher interest income on cash and short-term investments.
     Our effective tax rate approximated 42.7% for the current year to date period. The rate was adversely impacted by certain nondeductible transaction costs and favorably impacted by the retroactive restoration of certain jobs-related tax credits for post 2005 new hires. Income tax expense in the prior year to date period was estimated using an effective tax rate of approximately 40.6%. Income tax expense includes the provision of taxes on both equity in net income of unconsolidated affiliates and minority interests.
     Operating results of our less than 100% owned subsidiaries resulted in a net combined decrease in equity in net income of unconsolidated affiliates and minority interests of $0.8 million in the current year quarter as compared to the same period in the prior year.
Liquidity and Capital Resources
     Working Capital and Cash Flows
     Reference to our unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows will facilitate an understanding of the discussion that follows. Also, see Part II – Item 1A – “Risk Factors.”
     Our primary source of cash inflows comes from government funded programs, principally Medicaid and Medicare. Our operating cash flow is used to finance trade accounts receivable, fund capital expenditures, service and repurchase our indebtedness and make selective acquisitions. Financing trade accounts receivable is necessary because, on average, the customers and payors for our services do not pay us as quickly as we pay our vendors and employees for their services. Our cash flow from operations for the six months ended March 31, 2007 and 2006 were $84.3 million and $48.0 million, respectively. The $36.3 million increase in cash flow from operations in the six months ended March 31, 2007 primarily resulted from the timing of payments to vendors and employees.
     Our investing activities principally consist of capital expenditures and asset acquisitions. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in computer hardware and software. Capital expenditures were $53.2 million and $54.0 million for the six months ended March 31, 2007 and 2006, respectively. For fiscal 2007, capital expenditures are anticipated to be within the range of $90.0 million to $100.0 million. Investing activities for the six months ended March 31, 2007 included $49.6 million of net cash used to purchase four assisted living and three skilled nursing facilities and $19.1 million of net cash to enter into a capital lease with 11 nursing and residential care facilities. Investing activities for the six months ended March 31, 2006 included $4.1 million of cash used to fund into escrow a purchase of our joint venture partners’ interest in three skilled nursing facilities and $0.7 million to purchase a tract of land. We do not expect to receive significant cash proceeds from asset sales in fiscal 2007. Investing activities for the six months ended March 31, 2007 also included $13.9 million of net proceeds on maturity or sales of restricted cash and marketable securities held by our wholly owned insurance captive compared to $0.5 million of net proceeds on maturity or sales of restricted cash and marketable securities for the six months ended March 31, 2006.

     Cash flows from financing activities were a net use of cash of $13.2 million and $14.6 million for the six months ended March 31, 2007 and 2006, respectively. Cash flow used in financing activities for the six months ended March 31, 2007 includes debt repayments of $14.0 million. Cash flow used in financing activities for the six months ended March 31, 2006 is principally attributed to the repurchase of $10.7 million of our common stock into treasury and repayment of $5.2 million of debt, including the early extinguishment of $2.0 million of our 8% senior subordinated notes.
     The amended Merger Agreement places restrictions on our ability, without the prior written consent of Formation / JER, to engage in certain investing and financing activities, including, but not limited to, our ability to:
•	merge or consolidate us or any of our subsidiaries with an unrelated third party;

•	sell, lease or otherwise dispose of a material amount of assets or securities, subject to certain exceptions;

•	make any material business acquisitions, other than those expressly provided for in the amended Merger Agreement, if the aggregate amount of the consideration paid or transferred by us and our subsidiaries in connection with all such transactions would exceed $20 million;

•	repay or incur indebtedness outside of the ordinary course of business that is in excess of $5.0 million in the aggregate;

•	make, outside of the ordinary course of business, any material loans, advances or capital contributions to, or investments in, any other person in excess of $2.5 million in the aggregate, subject to certain exceptions;

•	authorize any capital expenditures in excess of $20 million other than expenditures provided for in our budget for fiscal year 2007 or in connection with the repair or replacement of facilities destroyed or damaged due to casualty or accident;

•	pledge or otherwise encumber shares of capital stock or other voting securities of us or our subsidiaries, other than in the ordinary course of business; and

•	enter into, renew, extend, amend, transfer, terminate or waive any provision or right with respect to any material contract.
     We believe that the net cash provided by our operating activities, supplemented as necessary with cash reserves and borrowings available under our revolving credit facility, will provide sufficient resources to meet our working capital requirements, debt service and other liquidity needs over the next 12 months. At March 31, 2007, $108.7 million was available under our $125.0 million revolving credit facility after giving effect to $10.3 million in outstanding letters of credit issued under the revolving credit facility and $6.0 million borrowed to finance the acquisition of a skilled nursing facility.
     At March 31, 2007, we had restricted cash equivalents and restricted investments in marketable securities of $93.3 million, which are held by Liberty Health Corporation (LHC), our wholly owned captive insurance subsidiary incorporated under the laws of Bermuda. The cash equivalents and investments held by LHC are restricted by statutory capital requirements in Bermuda. As a result of such restrictions and encumbrances, we and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends.
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

     We have extended $3.9 million in working capital lines of credit to certain jointly owned and managed entities, of which $2.1 million were unused at March 31, 2007. In addition, we have agreed to extend credit for working capital needs of a nursing center managed by us. Under that arrangement, the property’s owner is responsible for funding working capital needs up to $0.9 million, and we would be required to cover deficits in excess of that limit. To date, we have not had to perform under that agreement. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.
     As of March 31, 2007, we posted $10.3 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on our consolidated balance sheet unless they are probable of being utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.
Income Taxes
     As of March 31, 2007, we had net operating loss carryforwards available of $71.0 million, which we believe can be utilized to offset future taxable income subject to an annual limitation of $33.1 million. The net operating loss carryforwards serve to reduce the amount of cash payments we make for income tax obligations. We regularly assess our ability to realize the tax benefit from our net operating loss carryforwards.
Contractual Obligations
     We have future obligations for debt repayments and future minimum rentals under operating and capital leases. Effective January 1, 2007 we entered into a 25-year capital lease of 11 facilities. Future minimum rentals under the lease are approximately $5.0 million annually for each of the next five years and $88.8 million in the aggregate for years 6 through 25. There were no other significant changes to our contractual obligations during the six months ended March 31, 2007.
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
     During the three months ended March 31, 2007, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.

New Accounting Pronouncements
     Income Tax Uncertainties
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, or October 1, 2007 for us, and the provisions of FIN 48 will be applied to all tax positions accounted for under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the potential impact of FIN 48 on our consolidated financial statements.
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
     Fair Value Measurements
     In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements. We are required to adopt SFAS 157 effective October 1, 2008. We are evaluating the impact this statement will have on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. We are required to adopt SFAS 159 effective October 1, 2008. We are evaluating the impact this statement will have on our consolidated financial statements.
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
     At March 31, 2007, we had $13.5 million of debt with recourse to us subject to variable rates of interest. A one percent change in the rate of interest would result in a change to our interest expense of $0.1 million annually.
     At March 31, 2007, we had $16.6 million of non-recourse debt subject to variable rates of interest held by three of our consolidated partnerships. A one percent change in the rate of interest would result in a change to our interest expense of $0.2 million annually.
     At March 31, 2007, we had $44.9 million of cash and equivalents, including restricted cash and equivalents, that were affected by market rates of interest. A one percent change in the rate of interest would result in a change in interest income of $0.4 million annually.
     At March 31, 2007, we held $11.5 million of restricted investments in marketable securities that were affected by market rates of interest. A one percent change in the rate of interest would result in a change in interest income of $0.1 million annually.
ITEM 4: Controls and Procedures
     (a) Effectiveness of disclosure controls and procedures.
     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2007. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
     Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.
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
     On April 27, 2005 the Bankruptcy Court dismissed the plaintiff’s complaint against all named defendants. Plaintiff appealed the Bankruptcy Court’s decision. Thereafter, the United States District Court for the District of Delaware affirmed the dismissal as to NeighborCare, but reversed the dismissal as to all other defendants, and remanded the matter to the Bankruptcy Court. On remand, the Bankruptcy Court again dismissed more than half of the counts alleged in the complaint against the non-NeighborCare defendants, but denied the motion to dismiss as to certain other counts alleged in the complaint. The non-Neighborcare defendants have sought leave to appeal the denial of the motion to dismiss the remaining counts, and that motion is currently pending. The non-NeighborCare defendants also moved to stay proceedings while their motion for leave to appeal is pending. On May 4, 2007, the Bankruptcy Court granted the motion to stay in part, staying the case until the earlier of six months from the date of the opinion or the date of a decision from the District Court denying the motion for leave to appeal. While we have advanced NeighborCare, Inc. 50% of the deductible under the insurance policy related to the former investors’ claim, we have not made a determination with respect to our ultimate liability, if any, relative to this case. Management believes that the ultimate outcome of this matter will not have a material adverse impact on our financial condition, results or operations or cash flows.
     Drumm Investors, LLC. v. Genesis HealthCare Corp
     On March 29, 2007, we were served a complaint filed by Drumm Investors, LLC (Drumm) in the Court of Common Pleas of Chester County, Pennsylvania. Drumm is affiliated with Fillmore Capital Partners, LLC. The complaint generally alleges that we breached purported commitments made to Drumm in connection with the process that resulted in the proposed sale of us to Formation / JER. The complaint asserts claims for breach of contract, promissory estoppel, unjust enrichment and misappropriation of proprietary information. The complaint seeks alleged compensatory damages in an unspecified amount. The complaint also seeks alleged punitive damages, interest, costs, expenses, attorneys’ fees, and other unspecified relief.
     We have reviewed the allegations contained in the complaint and believe the lawsuit is without merit. We intend to defend vigorously ourselves against the claims.
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
Risks Associated with the Proposed Merger
Prior to completion of the proposed merger and if the proposed merger is not completed, there may be a negative impact on our ongoing business.
     If the amended Merger Agreement is not adopted by our shareholders or if the proposed merger is not completed for any other reason, we will remain an independent public company and our common stock will continue to be listed and traded publicly. If the proposed merger is not completed, we may suffer negative financial ramifications. The amended Merger Agreement provides that, if the amended Merger Agreement is terminated under specific circumstances, we may be required to pay a $15 million termination fee or reimburse the buyer’s expenses up to $7.5 million. In addition, we would remain liable for our costs related to the proposed merger, such as legal, accounting and certain investment banking fees, and we expect these costs to be significant.
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
     We have been advised by Formation / JER that they have not made any definitive decision regarding our capital structure following the consummation of the proposed merger. Accordingly, we cannot state with certainty what our capital structure will look like following the proposed merger, if consummated. We expect that the agreements governing our leases and indebtedness will contain various covenants that will limit our ability to engage in specified types of transactions. We expect that these covenants will limit our and our subsidiaries’ ability to, among other things:
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
ITEM 4: Submission of Matters to a Vote of Security Holders
     At the 2007 Annual Meeting of Shareholders discussed below, John F. DePodesta, J. Michael Gallagher and Terry Allison Rappuhn were each elected as Class III directors to serve until the 2010 Annual Meeting of Shareholders and until their successors are duly elected and qualified. George V. Hager, Jr. and Kevin M. Kelley continue to serve as Class I directors to serve until the 2008 Annual Meeting of Shareholders and Robert H. Fish, Charles W. McQueary and Charlene Connolly Quinn continue to serve as Class II directors to serve until the 2009 Annual Meeting of Shareholders, each until their successors are duly elected and qualified.
     On April 19, 2007, our 2007 Annual Meeting of Shareholders was convened. Proxies were solicited for the meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934.

     A summary of the voting results follows:

	Votes For	Votes Against	Votes Withheld	Broker Non-Vote

Election of John F. DePodesta	12,965,180	—	4,617,182	—
Election of J. Michael Gallagher	12,570,623	—	5,011,739	—
Election of Terry Allison Rappuhn	11,952,651	—	5,629,711	—

     After the Class III director elections were held, the 2007 Annual Meeting of Shareholders was adjourned to May 4, 2007 with respect to the vote on the merger proposal. The adjournment of the 2007 Annual Meeting of Shareholders was convened on May 4, 2007 and immediately adjourned to May 11, 2007 and later rescheduled to May 18, 2007 with respect to the vote on the merger proposal.
ITEM 5: Other Information
     On January 12, 2007, the Compensation Committee of the Board of Directors adopted a bonus program providing for up to an aggregate of $1 million in bonus payments to our employees (other than the Chief Executive Officer) and in amounts designated in the discretion of the Compensation Committee in consultation with the Chief Executive Officer. The amounts become payable on or as soon as reasonably practicable following the closing of the proposed merger and are contingent upon the participant’s remaining employed by us or one of our subsidiaries through the date of the closing of the proposed merger.
ITEM 6:Exhibits
     The following documents are filed as exhibits hereto:

Exhibit
Number	Description
2.1 (1)*	Agreement and Plan of Merger, dated as of January 15, 2007, by and among FC-GEN Acquisition, Inc. and Genesis HealthCare Corporation.

2.2 (2)*	Amendment No. 1 to the Agreement and Plan of Merger, dated January 25, 2007, by and among FC-GEN Acquisition, Inc., GEN Acquisition Corp. and Genesis HealthCare Corporation.

2.3 (3)*	Amendment No. 2 to the Agreement and Plan of Merger, dated April 19, 2007 by and among FC-GEN Acquisition, Inc., GEN Acquisition Corp. and Genesis HealthCare Corporation.

2.4 (4)*	Amendment No. 3 to the Agreement and Plan of Merger, dated May 1, 2007 by and among FC-GEN Acquisition, Inc., GEN Acquisition Corp. and Genesis HealthCare Corporation.

4.1 (5)	Amendment No. 1 to Rights Agreement, dated as of January 15, 2007, by and between Genesis HealthCare Corporation and StockTrans, Inc., as Rights Agent.

10.1(6)+	Form of Employment Agreement entered into between Genesis HealthCare Corporation, on the one hand, and each of David C. Almquist (as EVP – Southern Area), Richard P. Blinn (as President – Northeast Area), James V. McKeon (as EVP and CFO), Robert A. Reitz (as EVP and COO), Barbara J. Hauswald (as SVP – Planning and Development), Paul Bach (as EVP – Central Area), James W. Tabak (as SVP – Human Resources), Eileen M. Coggins (as SVP and General Counsel), Irene Fleshner (as SVP – Clinical Practice), Richard Castor (as SVP – Information Systems) and Richard Pell (as SVP – Administration).

Exhibit
Number	Description
31.1	Certification of George V. Hager, Jr., Chief Executive Officer, of the Company dated May 10, 2007 pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of James V. McKeon, Chief Financial Officer, of the Company dated May 10, 2007 pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of George V. Hager, Jr., Chief Executive Officer, of the Company dated May 10, 2007 pursuant to 18 U.S.C. Section 1350.

32.2	Certification of James V. McKeon, Chief Financial Officer, of the Company dated May 10, 2007 pursuant to 18 U.S.C. Section 1350.

+	Management contract or compensatory plan.

*	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 18, 2007.

(2)	Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on January 29, 2007.

(3)	Incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed on April 20, 2007.

(4)	Incorporated by reference to Exhibit 2.4 of the Company’s Current Report on Form 8-K filed on May 2, 2007.

(5)	Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A12G/A filed on January 18, 2007.

(6)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on February 5, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesis HealthCare Corporation

Date: May 10, 2007	/s/ James V. McKeon

James V. McKeon,
Chief Financial Officer

Date: May 10, 2007	/s/ George V. Hager, Jr.

George V. Hager, Jr.,
Chief Executive Officer and Chairman of the Board